Form 10-K
period 1993-12-31
ETHYL CORP
filed 1994-03-30
CIK 33656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                         FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993
                                            OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from             to

Commission file number   1-5112


                          ETHYL CORPORATION
         (Exact name of registrant as specified in its charter)

     VIRGINIA                                     54-0118820
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

330 SOUTH FOURTH STREET
P. O. Box 2189
RICHMOND, VIRGINIA                                        23217
(Address of principal                                  (Zip Code)
executive offices)

Registrant's telephone number, including area code:   804-788-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                  Name of each exchange
                                                     on which registered

COMMON STOCK, $1 Par                                 NEW YORK STOCK EXCHANGE
                                                     PACIFIC STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS                      NEW YORK STOCK EXCHANGE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes    X      No






                                            (i)

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1994: $1,787,879,360.*

Number of shares of Common Stock outstanding as of January 31, 1994:
118,406,665.

*In determining this figure, an aggregate of 21,107,108 shares of Common Stock reported in the registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded because the shares are held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on January 31, 1994, as reported by The Wall Street Journal.


                            DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Ethyl Corporation's Annual Report to Shareholders for the year ended December 31, 1993 (the "Annual Report"), are incorporated by reference into Parts I, II and IV of this Form 10-K.
2. Portions of Ethyl Corporation's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.





                                           (ii)

                                          PART I


Recent Developments
         At the close of business on February 28, 1994, Ethyl Corporation ("Ethyl" or "the Company") distributed to its common stock shareholders all of the outstanding shares of its wholly-owned subsidiary, Albemarle Corporation ("Albemarle"), a Virginia Corporation. Albemarle owns, directly or indirectly, the Chemicals Businesses, which include the Olefins and Derivatives, the Bromine Chemicals and the Specialty Chemicals divisions, all of which were formerly owned directly or indirectly by the Company.
         The U.S. Internal Revenue Service ("IRS") issued a favorable tax ruling that the spin-off was tax-free to Ethyl and its shareholders. One share of Albemarle common stock was distributed to Ethyl's common shareholders for every two shares of Ethyl's common stock held.

         The impact of the spin-off has not been reflected in this report, or in Ethyl's 1993 Annual Report. Pro forma financial information, which is important for the reader to obtain a meaningful understanding of Ethyl's financial position and results of operations after the spin-off, is shown in the footnotes to the annual report, and is incorporated by reference.
The pro forma financial statements are for information purposes only and illustrate the estimated effects of the spin-off of Albemarle Corporation.
The pro forma condensed balance sheet of Ethyl as of December 31, 1993, presents the financial position of Ethyl assuming that the Distribution, the split of the Ethyl credit facility and the reduction of Ethyl's shareholders' equity as a result of such transfer had occurred as of that date. The pro forma condensed statements of income for 1993 and 1992 present the results of operations of Ethyl assuming that the Distribution had occurred as of January 1, 1992. The pro forma information may not necessarily reflect the future results of operations or financial position of Ethyl or what the results of operations or financial position of Ethyl would have been if Ethyl had operated without Albemarle.
         Continuity of management is viewed as particularly important in the period immediately following the spin-off of Albemarle's shares due to the interrelationship of the operations of the Ethyl Businesses and the Albemarle Businesses. Because Ethyl and Albemarle desire to maintain continuity of the management philosophy of both companies, a very limited number of executive officers will have positions in both companies. The executive officers and directors listed in this report are the executive officers and directors of the Company on an ongoing basis as of March 25, 1994.
         Information on the ongoing Ethyl Businesses was provided in a report on Form 8-K, included as an Exhibit to this Form 10-K.
         Information on the operation of the Albemarle Businesses was provided in an Information Statement which was included as an Exhibit to the Form 8-K.

Item 1. BUSINESS
DESCRIPTION OF BUSINESS
         Ethyl Corporation (the "Company") is a major producer of per-formance chemicals including fuel and lubricant additives, brominated flame retardants, polymer intermediates and catalysts, detergent intermediates, agricultural chemical intermediates, pharmaceutical intermediates, electronic materials, and bromine chemicals. The Company also owns Whitby, Inc. ("Whitby"), which in turn owns Whitby Pharmaceuticals, Inc. ("Whitby Pharmaceuticals"), which markets pharmaceutical products that are contract manufactured for it.
         Incorporated in Virginia in 1887, the Company employs approximately 5,500 people.
         The following discussion of the Company's businesses as of December 31, 1993, should be read in conjunction with the information contained in the "1993 Financial Review" section of Ethyl's Annual Report as of December 31, 1993, referred to in Item 7 below.

Chemicals
         The Company conducts its worldwide chemicals operations through the Petroleum Additives Division, which includes fuel additives and lubricant additives, and the Chemicals Businesses, which consist of three divisions
- -- Olefins and Derivatives, Bromine Chemicals and Specialty Chemicals, which includes Electronic Materials.
         The Chemicals Businesses manufacture a broad range of chemicals, most of which are additives to or intermediates for detergents, plastics and elastomers, agricultural pesticides and herbicides, pharmaceuticals and electronic semiconductors. Most sales of the Chemicals Businesses products are made directly to manufacturers of such products, including chemical and polymer companies, pharmaceutical companies, and detergent manufacturers in the United States and throughout the world.
         The Petroleum Additives Division manufactures a broad range of additives for motor fuels and lubricating oils. Most sales of fuel additives for gasoline, diesel fuels and heating oils are sold directly to petroleum refiners and marketers, terminals and blenders, while lubricant additive packages are sold directly to companies producing finished oils and fluids in the United States and throughout the world.
         The Company produces a majority of its products in the United States and also has major production facilities in Belgium, Canada and France. The processes and technology for most of these products were developed in the Company's research and development laboratories.
         The Company's divisions operate in a highly competitive environment. Some market areas involve a significant number of competitors, while others involve only a few. The competitors are both larger and smaller than the Company in terms of resources and market shares. Competition in connection with all of the Company's products requires continuing investments in research and development of new products or leading technologies, in continuing product and process improvements and in providing specialized customer services.
         Principal Olefins and Derivatives products include linear alpha olefins and synthetic primary alcohols used as intermediates in the manufacture of detergents, plasticizers, polymers, synthetic lubricants and lubricant additives; poly alpha olefins used in the formulation of synthetic lubricants and personal-care products; and zeolite A, which is used as a builder in detergent formulations. Also produced are tertiary amines for disinfectants and sanitizers and alkenyl succinic anhydride for paper sizing.

         Bromine Chemicals products include brominated flame retardants for use in polymers, clear brine fluids for use in oil and gas well drilling and completion, and bromine-containing chemicals used in water purification, in soil fumigation and as chemical intermediates; and organic and inorganic brominated compounds used as pharmaceutical, photographic and agrichemical intermediates; and also high-purity caustic potash and potassium carbonate used in the glass, chemical and food industries.
         Specialty Chemicals include the active ingredient in ibuprofen pain relievers; aluminum alkyl polymerization co-catalysts, high-molecular-weight phenolic antioxidants for polymers, ortho-alkylated phenols, diamines and anilines used as polymer additive intermediates;
polymer modifiers; herbicide intermediates; organophosphorus intermediates used in insecticides; and Electronic Materials. Electronic materials primarily include polycrystalline silicon, which is produced in the Company's polysilicon production facility by a unique process developed by the Company. The same polysilicon plant also produces silane gas. These products are used in the semiconductor industry.
         Products of the Petroleum Additives Division include additives for gasoline and diesel fuels, additives for passenger-car and diesel crankcase lubricants, gear lubricants, transmission fluids and hydraulic fluids, as well as railroad-engine oil additives.
         Gasoline fuel additive products include lead and manganese antiknock compounds to increase octane and prevent power loss due to early or late combustion (engine knock); hindered phenolic antioxidants to prevent thermal degradation during storage and transport; corrosion inhibitors to prevent fuel storage and pumping system failures; detergent packages to keep carbon deposits from forming on fuel injectors, intake valves or carburetors and in combustion chambers; and dyes to provide color differentiation.
         Lead antiknock compounds, which are sold worldwide by the Petroleum Additives Division to petroleum refiners, remain one of the Company's largest product lines. The Company estimates that it accounts for approximately one-third of the total worldwide sales of lead antiknock compounds.
         For a number of years, lead antiknock compounds have been subject to regulations restricting the amount of the product that can be used in gasoline in the United States. Similar restrictions have been in effect in Canada since 1990. The North American market for these products in motor vehicles has effectively been eliminated, but the market for their use in piston aircraft and certain other applications has remained at about the same level for years and is expected to remain stable. As the Company has forecasted and planned, the market for these products in other major markets, particularly Western Europe, continues to decline as the use of unleaded gasoline grows.
         The contribution of lead antiknock compounds to the Company's net sales has declined to about 13% in 1993 from about 16% in 1992 and about
19% in 1991. The lead antiknock profit contribution to the Company's operating profit, excluding allocation of corporate expenses, is estimated to have been 49% in 1993, 50% in 1992 and 44% in 1991. Excluding the costs related to the planned cessation of lead antiknock compound production at the Company's Canadian plant, the 1993 lead antiknock profit contribution would have been about 52%. In recent years, the Company has been able to offset a continuing decline in shipments of lead antiknock compounds with higher margins due primarily to significant increases in selling prices. Any further decline in the use of lead antiknocks would adversely affect such sales and profit contributions unless the Company can offset such declines with increased market share and/or higher selling prices.
         The Company currently produces some of its lead antiknock compounds in its subsidiary's Canadian plant and obtains additional quantities under a supply agreement with E.I. DuPont de Nemours & Company. On January 11,
1994, the Company announced an agreement with The Associated Octel Company Limited ("Octel") of London under which Octel has agreed to allocate a portion of its production capacity of lead antiknock compounds to the Company for sale and distribution through the Company's worldwide network. Ethyl also announced that its Canadian subsidiary would cease production of lead antiknock compounds by March 31, 1994. The agreement continues so long as the Company determines that a market continues to exist for lead antiknock compounds. Under the agreement with Octel, the Company has the right to purchase from Octel antiknock compounds which the Company estimates will be sufficient to cover its needs in any contract year.
Purchases are at a fixed initial price per pound with periodic escalations and adjustments.

         In addition to the supply agreement, Octel and the Company have agreed that the Company will assume the distribution for Octel of any of its lead antiknock compounds that are shipped in bulk.
         The Company believes the agreements with Octel will assure it of an ongoing efficient source of supply for lead antiknock compounds as the worldwide demand for these products continues to decline. It does not anticipate that the cessation of its Canadian antiknock operations and the entry into the Octel supply agreement will adversely affect its relations with its customers, nor will these changes have a material effect on its future results of operations. The Company and Octel will continue to compete vigorously in sales and marketing of lead antiknock compounds.
         The Company also sells manganese-based antiknock compounds, HiTEC(R) 3000 (MMT), which are used in unleaded gasoline in Canada. The Company conducted extensive testing of this product prior to filing a request in 1990 for a fuel-additive waiver from the United States Environmental
Protection Agency (the "EPA") required to begin marketing the additive for use in unleaded gasoline in the United States. The Company voluntarily withdrew its waiver application in November 1990 after public hearings and detailed exchanges of information with the EPA, when the EPA raised several health and environmental questions near the end of the 180-day statutory review period. The Company continued testing and filed a new waiver request in July 1991, followed by additional public hearings and detailed exchanges of information with the EPA.
         In January 1992, the EPA denied the Company's application for a waiver. An appeal was filed with the United States Court of Appeals for the District of Columbia Circuit contesting the EPA's denial of the application for a waiver for the use of the additive in unleaded gasoline.
In April 1993, the Court remanded the case to the EPA for reconsideration within 180 days of its denial of the Company's waiver application, directing the EPA to consider new evidence and make a new decision.
         On November 30, 1993, the EPA determined that emissions data contained in the Company's application satisfy all Clean Air Act standards, but reported that it was not able to complete its assessment of the overall public health implications of manganese. The Company and the EPA mutually agreed to an 180-day extension, until May 29, 1994, to resolve this last remaining issue.
         The Petroleum Additives Division also produces diesel fuel additive products, including cetane improvers for consistent combustion and power delivery; amine stabilizers and hindered phenolic antioxidants to prevent degradation during storage and transport; cold flow improvers to enhance fuel pumping under cold-weather conditions; detergent packages to keep carbon deposits from forming on fuel injectors and in combustion chambers;
dyes for fuel identification and leak detection; lubricity agents; and a conductivity modifier to neutralize static charge build-up in fuel and products for home heating oils.
         The division's lubricant additive products include (i) engine oil additive packages for passenger car motor oils for gasoline engines, heavy-duty diesel oils for diesel powered vehicles, diesel oils for locomotive, marine and stationary power engines and oils for two-cycle engines, (ii) specialty additive packages for automatic transmission fluids, automotive and industrial gear oils, hydraulic fluids and industrial oils, and (iii) components for engine oil and specialty additive packages such as antioxidants to resist high-temperature degradation, antiwear agents to protect metal surfaces from abrasion, detergents to prevent carbon and varnish deposits from forming on engine parts, dispersants to keep engine parts clean by suspending insoluble products of fuel combustion and oil oxidation, friction reducers to facilitate movement, pour point depressants to enable oils to flow at cold temperatures, corrosion inhibitors to protect metal parts, and viscosity-index improvers to control oils' rate of flow at low and high temperatures.

Major raw materials used by the Company's operating chemical divisions include ethylene, polybutene, process oil, aluminum and sodium and lead metals, 2-ethyl-1-hexanol, isobutylene, and phenol and bisphenol-A, as well as electricity and natural gas as fuels, which are purchased or provided under contracts at prices the Company believes are competitive. The Company also produces bromine from extensive brine reserves in Arkansas.
         With separate, sharpened focus on two distinctly different businesses the Chemicals Businesses and Petroleum Additives--Ethyl took steps in 1993 to reorganize the Baton Rouge-based Chemicals Businesses while continuing to consolidate the Petroleum Additives Division's administrative, sales and research activities in Richmond, Virginia.
         The February 8, 1993, acquisition of Potasse et Produits Chimiques added organic and inorganic brominated compounds and high-purity caustic potash and potassium carbonate product lines to the Company's existing businesses.
         Recent developments include economic recovery for Ethyl's poly alpha olefins businesses which began in late 1993, supported by the recent introduction by several major U.S. oil companies of full or partially synthetic passenger car motor oils requiring the use of poly alpha olefins.

In 1993, new zeolite A capacity was added at the Houston Plant to support the product's continued market penetration as an environmentally accepted replacement for phosphate builders in laundry detergents. A line of polydecene emollients developed for nonoily personal-care end uses was commercialized and R&D developed new applications in detergents, stabilizers and cleansers for Ethyl's patented ADMOX(R) brand of low-water amine oxide.

Commercialization of SAYTEX(R) 8010 flame retardant was accomplished in early 1993 followed by the successful start-up later in the year of a new production facility in Magnolia, Arkansas. The first commercial plant for SAYTEX(R) BT-93W flame retardant is scheduled for start-up in early 1994 in Magnolia. Also, in response to worldwide market demand for SAYTEX RB-100(R) flame retardant, used primarily in printed circuit boards, a multimillion-dollar investment program to increase capacity and improve quality has been completed at Magnolia.
         The Company is actively targeting the development of S(+)-ibuprofen
(an enhanced version of ibuprofen). Construction of a new facility was completed in the fourth quarter of 1993 and is in the start-up phase. A plant expansion to increase production capability of ibuprofen also is in progress. All of these facilities are located at the Orangeburg, South
Carolina plant.
         The late December 1992 acquisition of the marketing and sales activities of a lubricant additives business in Japan following the June
1992 acquisition of the petroleum additives products and technologies of Amoco Petroleum Additives Company and their subsequent integration into the Company's product lines also were part of a major ongoing effort to expand and improve the product lines and geographic coverage of the Petroleum
Additives Division.
         As part of the consolidation of the Petroleum Additives Division, construction continues on a major Petroleum Additives research complex in Richmond, scheduled for completion in mid-1994. The market for lubricant additives has been experiencing significant changes as a result of market and regulatory demands. The demands for better fuel economy, reduced emissions and cleaner oils have led to new equipment design and more stringent performance requirements. Such requirements mean reformulation of many products, new product development and more product qualification tests.
         To maintain and enhance a responsive worldwide product supply network for its petroleum additives, Ethyl is partially replacing the manufacturing capacity of products produced under contract for Ethyl by Amoco Petroleum Additives Company through June of 1995, and expanding capacity for other products. Ethyl has had a supply arrangement with Amoco since mid-1992, when it acquired Amoco's petroleum additives business. The new, more efficient facilities are scheduled for start-up, primarily in 1995, at Houston, Texas; Sauget, Illinois; Feluy, Belgium; and Natchez, Mississippi.

Pharmaceuticals
         Whitby offers a complete line of hydrocodone-based analgesic products, including LORTAB(R) products; VICON(R) products, which include prescription and over-the-counter vitamin and mineral products; and THEO-24(R) products, which consist of a series of varying dosage bronchodilators. Other products include WINSOR(R) brand prescription dosage ibuprofen and over-the-counter products.
         Third-party manufacturers inspected by the United States Food and Drug Administration formulate and produce Whitby's products according to Whitby's specifications.
         Whitby sells its products to wholesalers, large pharmacy chains and institutional purchasers such as hospital chains and health maintenance organizations.
         In 1993, Whitby launched three new products: Duratuss(TM) prescription tablets for coughs and colds, Duratuss HD Elixir(TM) for the same indications, and a 400 mg product extension to its Theo-24 series of respiratory products. In December 1993, Ethyl decided to discontinue pharmaceutical research projects previously conducted by Whitby Research, Inc., a subsidiary of Whitby. This will allow Whitby to focus on the acquisition of new products through purchase, license or strategic alliance. Whitby will also conduct, through a network of outside contract organizations, drug-development work on projects driven by the marketing group.

Research and Patents
         The Company spent approximately $76 million, $74 million and $69 million in 1993, 1992 and 1991, respectively, on research and development, which amounts qualified under the technical accounting definition of research and development. Total R&D and technical services support spending for 1993 was some $126 million, including $50 million related to technical services support to customers, testing of existing products, cost reduction, quality improvement and environmental studies. Substantially all of such activities were sponsored by the Company. Most research and development was related to the Company's chemical operations, but a portion was related to design and development of new drug molecules by Whitby Research prior to the decision to discontinue pharmaceutical research in December 1993.
         The Company owns more than 2200 active United States and foreign patents, including 113 U.S. patents and 178 foreign patents issued in 1993. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively being managed and is deemed by it to be adequate for the conduct of its business.

Environmental Requirements
         The Company is subject to Federal, state and local requirements regulating the handling, manufacture or use of materials (some of which are classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. It is the Company's policy to comply with these requirements and to provide workplaces for employees that are safe, healthy and environmentally sound and that will not adversely affect the safety, health or environment of communities in which the Company does business. The
Company believes that as a general matter its policies, practices and procedures are properly designed to prevent any unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business.
         The Clean Air Act Amendments of 1990 ("the Amendments") became
Federal law on November 15, 1990. Because the EPA and the states are still in the process of completing and implementing definitive regulations, interpreting the Amendments and establishing detailed requirements, the Company is unable at this time to make any detailed assessment of the effect of the Amendments on its earnings or operations.
         Among other environmental requirements, the Company is subject to the Federal Comprehensive Environmental Response, Compensation and
Liability Act ("Superfund"), and similar state laws, under which the Company has been designated as a potentially responsible party ("PRP") which may be liable for a share of the costs associated with cleaning up various hazardous waste sites, some of which are on the EPA's Superfund national priority list. Although, under some court interpretations of these laws, a PRP might have to bear more than its proportional share of the cleanup costs if appropriate contributions from other PRPs are not able to be obtained, the Company has been able to demonstrate it is only a de minimis participant at all but a few of the sites. Also, the Company has settled or resolved actions related to certain sites and generally has not had to bear significantly more than its proportional share in multiparty situations. Further, almost all of the sites represent environmental issues that are quite mature and that have been investigated, studied and in many cases settled. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company's records indicate that unresolved exposures are expected to be immaterial. Because the Company's management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites for which the Company would not be a de minimis participant should not be material.
         Compliance with government pollution-abatement and safety regulations usually increases operating costs and requires remediation costs and investment of capital that in some cases produces no monetary return. Operating and remediation costs charged to expense were $61 million in 1993 versus $51 million in 1992 and $38 million in 1991
(excluding depreciation of previous capital expenditures) and are expected to be somewhat higher in the next few years than in the past. Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were about $30 million, $29 million and $25 million in 1993, 1992 and 1991, respectively. For each of the next few years, capital expenditures for these types of projects are likely to increase somewhat from current levels. Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

         The Company's remaining operations are substantially all in the Chemicals Industry. Geographic area information for the Company's operations for the three years ended December 31, 1993, is presented in the Annual Report on pages 26 and 27 (and the related notes on page 28) and is incorporated herein by reference.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

         Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 1993, is set forth in the Annual Report on pages 26 and 27 and in Notes 1, 3, 12, 14 and 15 of the Notes to the Financial Statements on pages 35, 36, 38, 39, 40, 41 and 42 and is incorporated herein by reference. See also information as to the Company's foreign lead antiknock compounds business under "DESCRIPTION OF BUSINESS - Chemicals" above.
         Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Far East, Latin America and Europe. Foreign unaffiliated sales are made primarily in Europe, Canada, the Far East and the Middle East.

Item 2.  PROPERTIES
         The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

      LOCATION                              PRINCIPAL OPERATIONS
Baton Rouge, Louisiana                Research and product-development
(2 facilities)                        activities

Bracknell, Berkshire,                 Research and testing activities
England

Deer Park, Texas (leased land)        Production of poly alpha olefins

Elk  Grove  Village,  Illinois        Research and product-development
(leased)                              activities

Feluy, Belgium                        Production of aluminum alkyls,
                                      orthoalkylated anilines and phenols,
                                      lubricant additives, poly alpha olefins
                                      and linear alpha olefins

Houston, Texas                        Production of aluminum alkyls, synthetic
                                      primary alcohols, linear alpha olefins,
                                      lubricant additive dispersants and
                                      blends, alkenyl succinic anhydride,
                                      orthoalkylated anilines and phenols,
                                      polycrystalline silicon, high-purity
                                      silane, zeolite A and other chemicals;
                                      research activities

Louvain-la-Neuve, Belgium             Research and  customer technical service
                                      activities

Magnolia, Arkansas                    Production of flame retardants, bromine,
(2 facilities)                        ethylene dibromide, vinyl bromide,
                                      several inorganic bromides, agricultural chemical intermediates, tertiary amines, and polyimide foam; research activities

Natchez, Mississippi                  Production  of lubricant additives
                                      including mainly detergents

Orangeburg, South Carolina            Production  of  specialty  chemicals,
                                      including  pharmaceutical intermediates;
                                      and fuel additives, including
                                      antioxidants,  diesel fuel cetane
                                      improver and manganese antiknocks; and orthoalkylated phenols, polymer modifiers and performance polymers;
                                      research activities

St. Louis, Missouri                   Research and product-development
                                      activities

Sarnia, Ontario, Canada               Production of lead antiknock compounds1,
                                      lubricant additives, cold flow improvers and diesel fuel cetane improver

Sauget, Illinois                      Production  of lubricant additives,
                                      including  detergents,  dispersants,
                                      antioxidants, antiwear agents, crankcase packages, transmission and gear packages and friction reducers

Thann, France                         Production  of   organic  and  inorganic
                                      brominated pharmaceutical, photographic and agrochemical intermediates, high-purity caustic potash and potassium carbonate; product development activities

1 The Company will cease production of lead antiknock compounds by March 31, 1994.

    The Company believes that its plants, including approved expansions, are more than adequate at projected sales levels. The Company currently has excess capacity in linear and poly alpha olefins and polysilicon. Operating rates of certain other plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

The Company owns its corporate headquarters offices in Richmond, Virginia, and its regional offices in Bracknell, Berkshire, England. The Company leases its executive offices in New York, New York, and Baton Rouge, Louisiana, and its regional offices in Brussels, Belgium; Mississauga, Ontario, Canada; Singapore; and Tokyo, Japan, as well as various sales and other offices. Whitby leases office space in Richmond, Virginia.
    The Company's research laboratory at Louvain-la-Neuve, Belgium, was completed in mid-1993.
    The Company also began construction in late 1992 of a $70-million lubricant and fuel additives research and product-development facility in Richmond, Virginia, scheduled for start-up in the summer of 1994. At that time, research and product-development activities at St. Louis, Missouri, will be phased out. All expenses in connection with the discontinuance of the St. Louis operations have been fully provided for.
    The Company is partially replacing the manufacturing capacity of Amoco's Wood River, Illinois, lubricant and fuel additives plant from which the Company currently is receiving product under a supply agreement. The new, more efficient facilities are scheduled for start-up in 1995 at Houston, Texas; Sauget, Illinois; Feluy, Belgium; and Natchez, Mississippi.
    The Company is obtaining lubricant additives, including crankcase packages and certain components, under a long-term supply agreement with a subsidiary of Mitsubishi Kasei Corporation from its petroleum additives plant in Yokkaichi, Japan. The Company also has a long-term services agreement for research and product development and customer technical services activities at the research facility associated with the petroleum additives plant in Yokkaichi, Japan.

Item 3.  LEGAL PROCEEDINGS
    The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.
    A 1992 products liability suit is pending in a Minnesota state court against the Company, another chemical company, and the owner and leasing agent of a residence in Minneapolis at which two children are claimed to have been injured by ingesting soil and dust containing lead from peeling paint and automotive emissions. In recent years, many suits have been brought against paint manufacturers and landlords alleging personal injury caused by ingesting lead from paint found in paint chips, dirt and dust. Like these suits, the Minnesota suit just mentioned involves alleged injury from paint lead in chips, dirt and dust, but also involves alleged injury from gasoline lead in dirt and dust, as well. The Company believes the Minnesota suit is without merit with respect to the Company, but since the suit partially rests on a theory of harm to children from eating dirt containing automotive lead emissions, the Company is vigorously defending it.
    While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they will not ultimately result in any liability that would have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    The Company will be requesting that shareholders approve increasing the number of shares issuable pursuant to the stock option plan by 5.9 million shares.

ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY
    The names and ages of all executive officers of the Company, as of March 25, 1994, are set forth on the following pages. The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders meeting (April 28, 1994). All of such officers have been employed by the Company for at least the last five years, with the exception of Thomas E. Gottwald, who rejoined the Company August 1, 1991, following two years as General Manager of Tredegar Film Products, a division of Tredegar Industries, Inc., which was spun off to Ethyl shareholders in mid-1989, following assignments with Ethyl in Corporate Business Development and Strategic Planning.

            Name                      Age                    Office
*Bruce C. Gottwald                    60        Chairman of the Board and of the
                                                Executive Committee, Chief
                                                Executive Officer, Director

*Floyd D. Gottwald, Jr.               71        Vice Chairman of the Board,
                                                Director

*Charles B. Walker                    55        Vice Chairman of the Board,
                                                Chief Financial Officer and
                                                Treasurer, Director

*Thomas E. Gottwald                   33        President and Chief Operating
                                                Officer, Director

*William M. Gottwald, MD              46        Senior Vice President and
                                                President of Whitby, Director

E. Whitehead Elmore                   55        Special Counsel to the Company's
                                                Executive Committee and
                                                Corporate Secretary

Sampson H. Bass, Jr.                  64        Vice President - Secretary to
                                                the Executive Committee

David A. Fiorenza                     44        Vice President - Finance and
                                                Controller

C. S. Warren Huang                    44        Vice President - Research and
                                                Development

Donald R. Lynam                       55        Vice President - Air
                                                Conservation

Steven M. Mayer                       51        Vice President and General
                                                Counsel

Ian A. Nimmo                          52        Vice President - Lubricant
                                                Additives

Henry C. Page, Jr.                    55        Vice President - Human Resources

Newton A. Perry                       51        Vice President - Fuel Additives

A. Prescott Rowe                      56        Vice President - External
                                                Affairs

*Member of the Executive
 Committee


Floyd D. Gottwald, Jr., and Bruce C. Gottwald are brothers.   William M.
Gottwald, MD, is a son of Floyd D. Gottwald, Jr. Thomas E. Gottwald is a son of Bruce C. Gottwald.

Certain Agreements Between Albemarle and Ethyl
    The Chemicals Businesses have in the past engaged in numerous transactions with the Ethyl Businesses. Such transactions have included, among other things, the provision of various types of financial support by the Company. Although the Company will continue to provide certain support services to Albemarle and Albemarle will provide certain support services to the Company for a limited period of time, most of such services are expected ultimately to be discontinued. In addition to these services, for a more extended period of time, Albemarle will provide services to the Company at Orangeburg, South Carolina, and Feluy, Belgium, and Albemarle and the Company will exchange services at Houston, Texas.

Orangeburg, South Carolina Agreements
    The Orangeburg, South Carolina plant consists of facilities for the production of petroleum additives and specialty chemicals. After the Distribution, Albemarle will operate for the Company the facilities that produce petroleum additives (the "Orangeburg Additives Facility") for a period of ten years, with an option by the Company to extend for an additional ten years. The operating agreement relating to the Orangeburg Additives Facility (the "Orangeburg Operating Agreement") provides that Albemarle will produce certain petroleum additive products meeting the Company's specifications and provide certain services and utilities customarily used by or reasonably necessary to maintain the Orangeburg Additives Facility in accordance with design capacity. At its option and upon 180 days' notice, the Company may assume responsibility for the operation of the Orangeburg Additives Facility, in which event Albemarle would continue to provide certain services and utilities for that facility.

The Company will reimburse Albemarle for certain costs specified in the Orangeburg Operating Agreement and will pay to Albemarle a monthly operating fee based on a percentage of such reimbursable costs. Albemarle will produce under a supply contract MMT for the Company in facilities owned by Albemarle. Albemarle also will be licensed by the Company, subject to certain restrictions, to produce and sell MMT for its own account to the extent of any excess not set aside for the Company under the supply contract.
    Albemarle will own the land on which the Orangeburg Additives Facility is located. In conjunction with Albemarle's operation of the Orangeburg Additives Facility for the Company, Albemarle will lease the land to the Company for a period of ten years, with an option by the Company to extend for an additional ten years. Albemarle and the Company will have a separate blending services agreement (the "Orangeburg Blending Agreement"), pursuant to which Albemarle will provide storage, blending and packaging services to the Company in connection with the operation of the Orangeburg Additives Facility. The term of the Orangeburg Blending Agreement will be for ten years, and the Company will have the option to extend for an additional ten years. Pursuant to the Orangeburg Blending Agreement, the Company will reimburse Albemarle for specified costs associated with the blending operations and will pay to Albemarle a monthly operating fee based on a percentage of such reimbursable costs. Pursuant to an antioxidant supply agreement, Albemarle will produce antioxidants for the Company at the Orangeburg plant. The Company will reimburse Albemarle for specified production costs and pay a monthly fee. The antioxidant supply agreement will be for ten years, and the Company will have the option to extend for an additional ten years.

Houston, Texas Agreement
    The Houston, Texas plant consists of facilities for the production of petroleum additives, olefins and derivatives and specialty chemicals.
After the Distribution, the Company will own the petroleum additives facility at the Houston plant (the "Houston Additives Facilities"), and Albemarle will own the facilities that produce olefins and derivatives and specialty chemicals.
    Albemarle and the Company will have a reciprocal agreement (the "Houston Services Agreement"), with respect to the operation of the Company's Houston Additives Facilities and Albemarle's chemical operations adjoining the Houston Additives Facilities. Pursuant to the Houston Services Agreement, the Company will provide to Albemarle certain services and utilities related to Albemarle's chemicals operations in Houston, while Albemarle will provide to the Company certain services and utilities related to the Company's petroleum additives operations in Houston. The term of the Houston Services Agreement is ten years, but any party receiving services and utilities may terminate one or more of such services or utilities upon giving 60 days' notice to the other party or may terminate all of such services and utilities upon giving 180 days' notice to the other party. Each party also has the right to extend for an additional ten years the Houston Services Agreement with respect to the services and utilities that it is receiving. Each party providing services will receive from the other party reimbursement of specified costs and a monthly service fee based on a percentage of such reimbursable costs.

Feluy, Belgium Agreement
    The Feluy, Belgium plant consists of facilities for the production of petroleum additives, olefins and derivatives and specialty chemicals.
After the Distribution, the Company will own and operate the petroleum additives facility at the Feluy, Belgium plant (the "Feluy Additives Facility"), and Albemarle will own the facilities that produce olefins and derivatives and specialty chemicals at the Feluy plant.
    Albemarle and the Company will have an agreement (the "Feluy Services Agreement"), with respect to the operation of the Company's Feluy Additives Facility. Pursuant to the Feluy Services Agreement, Albemarle will provide to the Company certain services and utilities related to the Company's petroleum additives operation in Feluy. The term of the Feluy Services Agreement is ten years, but the Company may terminate one or more of such services or utilities upon giving 60 days' notice to Albemarle or may terminate all of such services and utilities upon giving 180 days' notice to Albemarle. The Company also has the right to extend the Feluy Services Agreement for an additional ten years. Albemarle will receive from the Company reimbursement of specified costs and a monthly service fee based on a percentage of such reimbursable costs.

Indemnification and Tax-Sharing Agreements
    Pursuant to an indemnification agreement between the Company and Albemarle, the Company will indemnify Albemarle for losses to Albemarle after the Distribution Date resulting from the conduct of the Ethyl Businesses, including environmental liabilities, before and after the Distribution Date, and Albemarle will indemnify the Company for losses to the Company after the Distribution Date resulting from the conduct of the

Chemicals Businesses, including environmental liabilities, before and after the Distribution Date. Tax liabilities, and related indemnification, are covered under a tax sharing agreement. Under that agreement the Company will be responsible for the taxes of the Ethyl Businesses and the Chemicals Businesses for periods prior to the Distribution, except with respect to taxes attributable to subsidiaries of the Company that will become subsidiaries of Albemarle in connection with the Distribution. Albemarle will be responsible for the taxes of the Chemicals Businesses for post-Distribution periods.

                                      PART II



Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The information contained on page 29 of the Annual Report under the captions "Dividend Information & Equity Per Common Share" and "Market Prices of Common Stock & Shareholder Data" and on pages 36 to 38 of the Annual Report in Notes 1, 10 and 11 of the Notes to Financial Statements is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA
    The information for the five years ended December 31, 1993, contained in the Five-Year Summary on pages 14 and 15 of the Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The textual and tabular information concerning the years 1993, 1992 and 1991 contained in the "1993 Financial Review" section on pages 16 through 27 of the Annual Report (and the related notes on page 28) are incorporated herein by reference.

    Additional information on restructuring costs from that included in the Annual Report is as follows:
    The major components of the $36.1 million in special charges in 1993 ($22.4 million after income taxes) included $14.2 million related to ceasing production at the Canadian lead antiknock facility of which $11.4 million was a noncash write-down of the remaining book value of the assets (which will reduce annual depreciation and amortization by about $1.5 million per year), $8.3 million for relocation of employees and other restructuring costs, $6.0 million covering manpower reductions of 55 employees and other costs in connection with discontinuing pharmaceutical research projects at Whitby Research, Inc., as well as $7.6 million for work force reductions of about 165 chemicals and corporate employees in the U.S. and Europe.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The consolidated financial statements contained on pages 30 through 34, the Notes to Financial Statements contained on pages 35 through 45, the Report of Independent Accountants on page 46 and the information under the caption "Selected Quarterly Financial Data (Unaudited)" on page 28 of the Annual Report are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
    Inapplicable.

                                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. See "Additional Information -- Executive Officers of the Company" at the end of
Part I above for information about the executive officers of the Company.

Item 11.  EXECUTIVE COMPENSATION
    The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" concerning executive compensation is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information contained in the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    The information contained in the Proxy Statement under the caption "Election of Directors," specifically in the last several paragraphs of such section, is incorporated herein by reference.

                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1)   The following consolidated financial statements of the
registrant included on pages 30 to 46 in the Annual Report are incorporated herein by reference in Item 8:

     Consolidated balance sheets as of December 31, 1993 and December 31,
     1992

     Consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1993, 1992, and 1991

     Notes to financial statements

     Report of Independent Accountants

     (a) (2)   See Index to Financial Statement Schedules of
registrant and its consolidated subsidiaries at F-1.

     (a) (3)   Exhibits

     The following documents are filed as exhibits to this Form
10-K pursuant to Item 601 of Regulation S-K:

     3.1 Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

     3.2  By-laws of the registrant.

     4.1  $500 million Credit Agreement, dated as of February 16,
          1994.

     4.2 Indenture, dated as of June 15, 1985 (filed as Exhibit 4 to the registrant's Registration Statement on Form S-3 filed on June 27, 1985, and incorporated herein by reference thereto), as supplemented by the First Supplemental Indenture dated as of June 15, 1986 (filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-3 filed on June 12, 1986, and incorporated herein by reference thereto), and the Prospectus Supplement, dated as of September 16, 1988, setting the terms for the public sale of $200,000,000 aggregate principal amount of its 9.8% Notes due September 15, 1998 (filed on September 16, 1988, and incorporated herein by reference thereto).

     10.1 Bonus Plan of the registrant (filed as Exhibit 10.1 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

     10.2 Incentive Stock Option Plan of the registrant (filed as
          Exhibit 10.2 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

     10.3 Non-Employee Directors' Stock Acquisition Plan (filed as Exhibit A to the registrant's Proxy Statement for Annual Meeting of Shareholders filed on March 17, 1993, and incorporated herein by reference thereto).

     10.4 Excess Benefit Plan of the registrant (filed as Exhibit 10.4 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

     10.5 Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and the Associated Octel Company Limited (filed as
          Exhibit 99 on the Registrant's Report on Form 8-K filed on February 17, 1994, and incorporated herein by reference thereto).

     11   Computation of Earnings Per Share.

     13 The registrant's Annual Report to Shareholders for the year ended December 31, 1993 (note 1).

     22   List of subsidiaries of the registrant.

     23   Consent of Independent Certified Public Accountants.

__________________________

Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

     28 Trust Agreement Between Ethyl Corporation and NationsBank of Virginia, N.A. (filed as Exhibit 28 to the registrant's
          Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

     99   Form 8-K filed on February 25, 1994.

     (b)  Form 8-K as filed with the Commission on February 25, 1994.

     (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                           SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ETHYL CORPORATION
                                          (Registrant)

                                            By:  /s/  Bruce C Gottwald
                                                   Bruce C. Gottwald, Chairman
                                                   of the Board

Dated:  March 25, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 1994.


         Signature                            Title



/s/  Bruce C Gottwald                Chairman of the Board,
    (Bruce C. Gottwald)              Chairman of the Executive
                                     Committee, Chief Executive
                                     Officer and Director
                                     (Principal Executive Officer)

/s/   Charles B Walker               Vice Chairman of the Board,
    (Charles B. Walker)              Treasurer, Chief Financial
                                     Officer and Director
                                     (Principal Financial Officer)

          Signature                          Title


/s/    David A. Fiorenza             Vice President - Finance and
        (David A. Fiorenza)          Controller (Principal
                                     Accounting Officer)

/s/     L B Andrew                   Director
     (Lloyd B. Andrew)

/s/ Joseph C. Carter Jr              Director
   (Joseph C. Carter, Jr.)

/s/   Ronald V. Dolan                Director
     (Ronald V. Dolan)

/s/ Floyd D Gottwald Jr              Vice Chairman of the Board
  (Floyd D. Gottwald, Jr.)           and Director

/s/ Bruce C. Gottwald Jr.            Director
  (Bruce C. Gottwald, Jr.)

/s/    Thomas E Gottwald             President and Director
     (Thomas E. Gottwald)

/s/  William M Gottwald              Senior Vice President
    (William M. Gottwald)            and Director

         Signature                        Title


/s/ Gilbert M Grosvenor              Director
   (Gilbert M. Grosvenor)

/s/    Andre B. Lacy                 Director
      (Andre B. Lacy)

/s/   Emmett J. Rice                 Director
     (Emmett J. Rice)

                   INDEX TO FINANCIAL STATEMENT SCHEDULES OF REGISTRANT
                                     AND SUBSIDIARIES





                                                                       Pages

Report of Independent Accountants on Financial
   Statement Schedules                                                 F-2

ETHYL CORPORATION AND SUBSIDIARIES

 Schedules:

     V - Property, Plant and Equipment for the years
         ended December 31, 1993, 1992 and 1991                        F-3

    VI - Accumulated Depreciation, Depletion and
         Amortization of Property, Plant & Equipment
         for the years ended December 31, 1993, 1992
         and 1991                                                      F-4

    X -  Supplementary income statement information
         for the years ended December 31, 1993, 1992
         and 1991                                                      F-5


Schedules other than those listed above are omitted as the information is either not applicable, not required or has been furnished in the financial statements or notes thereto.

                           REPORT OF INDEPENDENT ACCOUNTANTS
                            ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and
    Shareholders of Ethyl Corporation

Our report on the consolidated financial statements of Ethyl Corporation and Subsidiaries has been incorporated by reference in this Form 10-k from page 46 46 of the 1993 Annual Report to Shareholders of Ethyl Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                  /s/ Coopers & Lybrand
                                  COOPERS & LYBRAND


Richmond, Virginia
January 31, 1994

                        ETHYL CORPORATION AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY,PLANT AND EQUIPMENT
                   for the years ended December 31, 1993, 1992, and 1991
                                         ( In Thousands )
                    Beginning                                           Other Changes              Ending
                     Balance      Additions  (1)    Retirements          Add (Deduct)             Balance
                    ---------     --------------    -----------         -------------             -------
December 31, 1993
Land                  $54,131            $5,020              $15               $1,459  (2)        $60,227
                                                                                 (368) (3)
Land Improvements      57,313             1,769                                 1,050  (2)         59,637
                                                                               (1,137) (3)
                                                                                  642  (4)
Brinefields            17,184                 2              727                  (86) (4)         16,373
Buildings             114,995             5,034              188               18,905  (2)        137,980
                                                                               (1,330) (3)
                                                                                  564  (4)
Machinery &         1,313,232           101,742           11,975               80,349  (2)      1,462,172
   Equipment                                                                  (20,381) (3)
                                                                                 (795) (4)
CWIP                   82,361            91,462               15                  797  (2)        172,241
                                                                               (2,039) (3)
                                                                                 (325) (4)
                   ----------          --------          -------              -------          ----------
  Total            $1,639,216          $205,029          $12,920              $77,305          $1,908,630
                   ==========          ========          =======              =======          ==========

December 31, 1992
Land                  $50,407            $4,121               $0                 $623  (2)        $54,131
                                                                               (1,020) (3)
Land Improvements      44,589            11,987               40                1,345  (2)         57,313
                                                                                 (568) (3)
Brinefields            16,187             1,124              127                                   17,184
Buildings             107,384             8,725              217                1,338  (2)        114,995
                                                                               (2,235) (3)
Machinery &         1,130,948           192,554           16,130               15,924  (2)      1,313,232
   Equipment                                                                  (10,064) (3)
CWIP                  148,600           (61,099)               3               (5,137) (3)         82,361
                   ----------          --------          -------              -------          ----------
  Total            $1,498,115          $157,412          $16,517                 $206          $1,639,216
                   ==========          ========          =======              =======          ==========

December 31, 1991
Land                  $45,131              $750               $0                  $26  (3)        $50,407
                                                                                4,500  (5)
Land Improvements      42,393             2,107                2                   91  (3)         44,589
Brinefields            16,203                18               34                                   16,187
Buildings              96,476            11,359              427                  (24) (3)        107,384
Machinery &         1,031,465           111,471           14,579                2,331  (3)      1,130,948
   Equipment                                                                      260  (5)
CWIP                  102,164            40,443                                 5,720  (3)        148,600
                                                                                  273  (5)











                   ----------          --------          -------              -------          ----------
  Total            $1,333,832          $166,148          $15,042              $13,177          $1,498,115
                   ==========          ========          =======              =======          ==========

1) Consists of normal additions for cash
2) Purchase price allocation of businesses acquired
3) Foreign currency translation adjustment in accordance with FASB No.52
4) Reclass to Other Fixed Asset Category
5) Reclassified from Other Balance Sheet Accounts

Depreciation is computed over the estimated useful lives of the related assets resulting in annual depreciation rates of:
   Land Improvements.....Straight line - 3.3% to 20%
   Machinery & equipment.....Straight line - 4% to 33.3%
   Brinefields.....Straight line - 10% which will approximate unit of production
   Buildings.....Straight line - 2.2% to 10%

                             ETHYL CORPORATION AND SUBSIDIARIES
                       SCHEDULE VI  -  ACCUMULATED DEPRECIATION AND
                     AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                       for the years ended December 31, 1993, 1992, and 1991
                                          ( In Thousands )


                      Beginning                                         Other Changes      Ending
                       Balance          Additions        Retirements    Add (Deduct)       Balance
                      ---------         ---------        -----------    -------------      -------
December 31, 1993
Land Improvements      $26,864           $3,114                $0             $115  (1)    $29,767
                                                                              (393) (2)
                                                                                67  (3)
Brinefields             12,575              645               688                           12,532
Buildings               43,785            5,551               147              239  (1)     48,741
                                                                              (681) (2)
                                                                                (6) (3)
Machinery &            726,218          103,682            10,876            7,308  (1)    819,320
   Equipment                                                                (6,701) (2)
                                                                               (61) (3)
                                                                              (250) (4)
                      --------         --------           -------           ------        --------
  Total               $809,442         $112,992           $11,711            ($363)       $910,360
                      ========         ========           =======           ======        ========

December 31, 1992

Land Improvements      $24,594           $2,574               $12            ($292) (2)    $26,864











Brinefields             12,024              664               113                           12,575
Buildings               40,269            4,331               116             (699) (2)     43,785
Machinery &            654,561           88,688            11,471           (5,429) (2)    726,218
   Equipment                                                                  (131) (4)

                      --------         --------           -------           ------        --------
  Total               $731,448          $96,257           $11,712          ($6,551)       $809,442
                      ========         ========           =======           ======        ========

December 31, 1991

Land Improvements      $22,394           $2,136                $1              $65  (2)    $24,594
Brinefields             11,420              609                 5                           12,024
Buildings               36,798            3,602               227               96  (2)     40,269
Machinery &            586,192           77,934            11,019            1,238  (2)    654,561
   Equipment                                                                   216  (5)
                      --------         --------           -------           ------        --------
  Total               $656,804          $84,281           $11,252           $1,615        $731,448
                      ========         ========           =======           ======        ========

1) Reserve for writedowns and disposals
2) Foreign currency translation adjustment in accordance with FASB No.52
3) Reclass to Other Fixed Asset Category
4) Reverse excess reserve for product discontinuance
5) Reclassified from Other Balance Sheet Accounts


                             ETHYL CORPORATION AND SUBSIDIARIES
                 SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION for the years ended December 31, 1993, 1992, and 1991
                                      ( In Thousands )


    Col. A                                        Col. B
     Item                             Charged to Costs and Expenses
                                     1993         1992         1991
                                     ----         ----         ----
Maintenance and repairs:            $96,851      $83,463      $80,991
                                    =======      =======      =======

Amortization of intangible assets, taxes, other than payroll and income taxes, royalties and advertising costs are less than one percent of revenue as reported in the related income statements for 1993, 1992 and 1991.

                                       EXHIBIT INDEX


Number and Name of Exhibit                            Page Number

3.1   Restated Articles of                           Incorporated by reference -
        Incorporation                                see Page 34

3.2   By-laws                                        Pages 46 through 75

4.1   $500 million Credit Agreement,                 Pages 76 through 185
        dated as of February 16, 1994

4.2   1988 $200,000,000 Debt                         Incorporated by reference -
        Offering                                      see Page 35

10.1  Bonus Plan                                     Incorporated by reference -
                                                     see Page 35

10.2  Incentive Stock Option                         Incorporated by reference -
        Plan                                         see Page 35

10.3  Non-Employee Directors' Stock                  Incorporated by reference -
        Acquisition Plan                             see Page 35

10.4  Excess Benefit Plan                            Incorporated by reference
                                                     see Page 35

10.5  Supply Agreement between Ethyl                 Incorporated by reference
        Corporation and Associated                   see Page 35
        Octel Company

11    Computation of Earnings                        Page 186
        Per Share

13    Annual Report                                  Pages 187 through 238

22    List of Subsidiaries                           Pages 239

23    Consent of Independent                         Page 240
        Certified Public Accountants

28    Trust Agreement                                Incorporated by reference -
                                                     see Page 36

99    Form 8K filed on February 25, 1994             Pages 241 through 261