Form 10-Q
period 1994-03-31
ETHYL CORP
filed 1994-05-12
CIK 33656

                                                     Page 1 of 24 Pages

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549



                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For Transition Period from                        to


For Quarter Ended March 31, 1994                Commission File Number 1-5112

                                ETHYL CORPORATION
            (Exact name of registrant as specified in its charter)

           VIRGINIA                                          54-0118820
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


330 SOUTH FOURTH STREET
P. O. BOX 2189
RICHMOND, VIRGINIA                                                   23217
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code - (804) 788-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

          Yes   [X]                                 No   [ ]


Number of shares of common stock, $1 par value, outstanding as of April 30, 1994: 118,421,280

                             ETHYL CORPORATION



                                 I N D E X

                                                                 Page
                                                                Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1994, and
        December 31, 1993                                         3 - 4

     Consolidated Statements of Income - Three Months
        Ended March 31, 1994 and 1993                               5

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1993                  6

     Notes to Financial Statements                                7 - 10

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition               11 - 14


PART II.  OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote of Security
             Holders                                               15

  ITEM 6.  Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                         16

EXHIBIT INDEX                                                      17

  Exhibit 10 Incentive Stock Option Plan                         18 - 24

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

                      ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                        March 31
                                                          1994     December 31
                   ASSETS                              (Unaudited)    1993
                                                        --------    ----------
 Current assets:
   Cash and cash equivalents                           $   7,422   $    48,201
   Accounts receivable, less allowance for doubtful
     accounts (1994 - $3,420; 1993 - $4,189)             208,720       345,160
   Inventories:
     Finished goods                                      130,732       219,001
     Work-in-process                                       6,239        12,419
     Raw materials                                        15,312        32,173
     Stores, supplies and other                            5,973        27,221
                                                        --------     ---------
                                                         158,256       290,814

   Deferred income taxes and prepaid expenses             34,192        49,522
                                                        --------     ---------
       Total current assets                              408,590       733,697
                                                        --------     ---------
   Property, plant and equipment, at cost                616,080     1,908,630
     Less  accumulated depreciation and amortization    (235,757)     (910,360)
                                                        --------     ---------
        Net property, plant and equipment                380,323       998,270

   Other assets and deferred charges                     119,109       164,382
   Goodwill and other intangibles - net of amortization   76,838       112,849
                                                        --------     ---------

 Total assets                                          $ 984,860   $ 2,009,198
                                                        ========     =========







 See accompanying notes to financial statements.


                        ETHYL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                March 31
                                                  1994      December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY     (Unaudited)     1993
                                                ---------    -----------
Current liabilities:
  Accounts payable                             $  100,170   $    154,971
  Accrued expenses                                 57,709        125,704
  Cash dividends payable                           14,805         17,764
  Long-term debt, current portion                       9         14,056
  Income taxes payable                             27,170         14,020
                                                 --------    -----------
      Total current liabilities                   199,863        326,515
                                                 --------    -----------
Long-term debt                                    345,131        686,986

Other noncurrent liabilities                       60,031         99,240

Deferred income taxes                              24,718        143,676

Redeemable preferred stock:
  Cumulative First Preferred
    ($100 par value) 6% Series A                      200            200

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,419,466 in 1994 and
           118,405,287 in 1993                    118,419        118,405
  Additional paid-in capital                        2,593          2,450
  Foreign currency translation adjustments         (5,080)        (1,757)
  Retained earnings                               238,985        633,483
                                                 --------    -----------
                                                  354,917        752,581
                                                 --------    -----------
Total liabilities and shareholders' equity     $  984,860   $  2,009,198
                                                =========    ===========

See accompanying notes to financial statements.



                       ETHYL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                          1994       1993
                                                        -------    -------
    Net sales                                         $ 389,082  $ 469,828
    Cost of goods sold                                  273,541    338,820
                                                        -------    -------
       Gross profit                                     115,541    131,008
    Selling, general and administrative expenses         59,833     62,427
    Research and development expenses                    14,722     17,436
                                                        -------    -------
       Operating profit                                  40,986     51,145
    Interest and financing expenses                       8,022     11,259
    Other (income), net                                     (90)    (1,421)
                                                        -------    -------
    Income from continuing operations before income
       taxes                                             33,054     41,307
    Income taxes                                         12,790     14,978
                                                        -------    -------
    Income from continuing operations                    20,264     26,329

    Income from discontinued insurance operation
        (see note 6 on page 10)                               -     45,536
                                                        -------    -------
    Net income                                           20,264     71,865
    Preferred stock dividends                                (3)        (3)
                                                        -------    -------
    Net income applicable to common stock             $  20,261  $  71,862
                                                        =======    =======
    Earnings per share:
       Income from continuing operations              $     .17  $     .22
       Income from discontinued insurance operation           -        .39
                                                        -------    -------
       Net income                                     $     .17  $     .61
                                                        =======    =======
    Shares used to compute earnings per share           118,462    118,428
                                                        =======    =======
    Cash dividends per share of common stock          $     .15  $     .15
                                                        =======    =======

    See accompanying notes to financial statements.



                               ETHYL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars In Thousands)
                                           (Unaudited)
CAPTION>

                                                                   Three Months Ended
                                                                        March 31
                                                                  --------------------
                                                                     1994       1993
                                                                  --------    --------
Cash and cash equivalents at beginning of year                   $  48,201   $ 162,988
                                                                  --------    --------
Cash flows from operating activities:
  Net Income from continuing operations                             20,264      26,329
  Adjustments to reconcile income to cash flows from
    operating activities:
     Depreciation and amortization                                  23,968      31,886
     Working capital increases excluding cash and cash equivalents:
       Income tax payment on 1992 gain on sale of approximately
        20% of First Colony Corporation                                  -     (58,036)
       Other working capital increases                             (15,324)    (45,604)
     Other, net                                                      1,595      (3,755)
                                                                  --------    --------
       Cash provided from (used in) continuing operating
        activities                                                  30,503     (49,180)
                                                                  --------    --------
Cash flows from investing activities:
  Capital expenditures                                             (66,959)    (45,065)
  Acquisitions of businesses (net of $5,369 cash acquired)               -    (125,431)
  Other, net                                                          (265)        (10)
                                                                  --------    --------
       Cash used in investing activities of continuing
        operations                                                 (67,224)   (170,506)
                                                                  --------    --------
Cash flows from financing activities:
  Additional long-term debt                                         42,900     201,000
  Repayment of long-term debt                                            -    (100,000)
  Cash dividends paid                                              (17,761)    (17,756)
  Cash and cash equivalents of Albemarle spun off as a dividend
     on February 28, 1994                                          (29,332)       -
  Other, net                                                           135         137
                                                                  --------    --------
       Cash (used in) provided from financing activities
        of continuing operations                                    (4,058)     83,381
                                                                  --------    --------
Net cash used in continuing operations                             (40,779)   (136,305)

Cash provided by discontinued insurance operation)                       -       2,574
                                                                  --------    --------
Decrease in cash and cash equivalents                              (40,779)   (133,731)
                                                                  --------    --------
Cash and cash equivalents at end of period                       $   7,422   $  29,257
                                                                  ========    ========

See accompanying notes to financial statements.


                       ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1994, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1993 Annual Report. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2. At the close of business on February 28, 1994, the Company completed the distribution to its common shareholders of all of the outstanding shares of its wholly owned subsidiary Albemarle Corporation ("Albemarle"), a Virginia corporation. Following the distribution, Albemarle owned, directly or indirectly, the olefins and derivatives, bromine chemicals and specialty chemical businesses formerly owned directly or indirectly by the Company. The distribution was made in the form of a tax-free spin-off to shareholders of record at the close of business on February 28, 1994. One share of Albemarle common stock was distributed to Ethyl common share-holders for every two shares of Ethyl common stock held. Under U.S. federal tax rules, on the record date, 65.0081% of basis should be allocated to common stock of the Company and 34.9919% should be allocated to common stock of Albemarle. Fractional share equivalents, which may be taxable to the recipients, were purchased by Albemarle, and shareholders received $6.60 if they were entitled to one-half of a share.

    The spin-off required an adjustment of the number of shares of Cumulative Second Preferred Stock, Series B, for which Rights under the Rights Agreement dated September 24, 1987, between the Company and Harris Trust and Savings Bank may become exercisable. As a result of the required adjustment, in the event the Rights become exercisable under the terms of the Rights Agreement, each Right would be exercisable for 2.522 one-thousandths of a share of Series B stock.

    The operating results of the predecessor businesses to what is now Albemarle are included in the consolidated statements of income and the condensed consolidated statements of cash flows for the two months in 1994 (prior to the spin-off) and three months in 1993.


    The March 31, 1994 consolidated balance sheet reflects the impact of the $399,957 reduction in retained earnings and a $4,143 reduction in the foreign currency translation adjustment in connection with the distribu-tion of the Albemarle stock. The following non-cash supplemental informa-tion is provided regarding the accounts of Albemarle spun off as a stock dividend, which aggregated $404,100 (including cash and cash equivalents of $29,332) on February 28, 1994:

2.  Continued

       Working capital, net of cash and cash equivalents    $ 174,847
       Net property, plant and equipment                      663,505
       Other assets and deferred charges                       49,480
       Goodwill and other intangibles                          33,132
       Long-term debt                                        (384,924)
       Other non-current liabilities                          (40,996)
       Deferred income taxes                                 (120,276)
                                                             --------
         Non-cash portion of businesses spun off            $ 374,768
                                                             ========


3. Previously reported financial statements for 1993 have been reclassified to conform to the current presentation.

4. On February 16, 1994, the Company entered into a new, five-year, $1-billion unsecured credit facility to replace its existing $700-million credit agreement. The credit facility was automatically split into two separate $500-million facilities upon the spin-off of Albemarle. Fees of up to 3/8 of 1% per annum are assessed on the unused portion of the commitment. The credit facility permits borrowing for the next five years at various interest rate options. The facility contains a number of covenants, representations and events of default typical of a credit facility agree-ment of this size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of shareholders' equity and consolidated indebtedness (both as defined) and maintenance of minimum shareholders' equity after the spin-off of at least $250 million.

    Long-term debt consists of the following:
                                                      March 31    December 31
                                                        1994         1993
                                                      --------     ---------
    Variable rate bank loans (average effective
      rates were 3.8% for the three-month period
      ended March 31, 1994 and 3.6% for  the
      year 1993)                                      $ 112,500    $ 373,000
    9.8% Notes due 1998                                 200,000      200,000
    Foreign bank borrowing (3.3 billion  Belgian
      Francs, Effective rate 6.96%)  due through
      2000                                                    -       92,116
    8.6% to 8.86% Medium-Term Notes  due through
      2001                                               33,750       33,750
    Other                                                    30        3,368
                                                       --------     --------
         Total long-term debt                           346,280      702,234
           Less unamortized discount                     (1,140)      (1,192)
                                                       --------     --------
         Net long-term debt                             345,140      701,042
           Less current portion                              (9)     (14,056)
                                                       --------     --------
                                                      $ 345,131    $ 686,986
                                                       ========     ========

    $303,400 of variable rate bank debt was transferred to Albemarle, as well as all foreign bank borrowing, which amounted to $81,524.

                       ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)


5. The Company is providing the following pro forma information to enable the reader to obtain a meaningful understanding of the Company's results of operations. The pro forma condensed statements of income presented are for informational purposes only to illustrate the estimated effects of the distribution as if it had occurred on January 1, 1993.


                                                Condensed Statements of Income
                                           (In thousands except earnings per share)

                                                            1994                                         1993
                                        -------------------------------------------     ---------------------------------------
First Quarter Ended March 31            Historical       Adjustments(i)   Pro Forma     Historical   Adjustments(i)   Pro Forma
- - -------------------------------------------------------------------------------------------------------------------------------
Net sales                                $ 389,082       $ (155,064)      $ 234,018     $ 469,828     $ (215,877)     $ 253,951
Cost of goods sold                         273,541         (119,086)        154,455       338,820       (171,850)       166,970
                                          --------        ---------        --------      --------      ---------       --------
  Gross profit                             115,541          (35,978)         79,563       131,008        (44,027)        86,981
Selling, general and administrative
expenses                                    59,833         ( 19,046)         40,787        62,427        (22,377)        40,050
Research and development expenses           14,722           (4,087)         10,635        17,436         (7,472)         9,964
                                          --------        ---------        --------      --------      ---------       --------
Operating profit                            40,986          (12,845)         28,141        51,145        (14,178)        36,967
Interest and financing expenses              8,022           (2,873) (ii)     5,149        11,259         (4,148) (ii)    7,111
Other (income) expense, net                    (90)             543             453        (1,421)            54         (1,367)
                                          --------        ---------        --------      --------      ---------       --------
Income from continuing operations
  before income taxes                       33,054          (10,515)         22,539        41,307        (10,084)        31,223
Income taxes                                12,790           (4,239) (iii)    8,551        14,978         (4,770) (iii)  10,208
                                          --------        ---------        --------      --------      ----------      --------
Income from continuing operations        $  20,264        $  (6,276)      $  13,988     $  26,329     $   (5,314)     $  21,015
                                          ========         ========        ========      ========      =========       ========

Earnings per share based on income
  from continuing operations             $     .17 (iv)                   $     .12 (iv)$     .22 (iv)                $     .18(iv)
                                          ========                         ========      ========                      ========

Introduction to Notes: Notes (i), (ii) and (iii) reflect a summary of the adjustments in the pro-forma condensed statements of income.

Notes:
(i) To eliminate the historical income and expenses of Albemarle for the respective periods presented, as if the distribution had occurred on January 1, 1993.

(ii) To eliminate interest expense that would have been incurred by Albemarle on debt transferred to Albemarle (as if the distribution had occurred on January 1, 1993), including debt under the credit facility transferred from Ethyl. Interest eliminated was computed at the weighted-average interest rates of 3.8% and 3.6%, for the two months ended February 28, 1994 and the first quarter ended March 31, 1993 respectively, less capitalized interest. The interest rates used were the rates available for both periods to Ethyl under its revolving credit agreement. Management was advised that the rates to Albemarle and Ethyl on a stand-alone basis would have been approximately the same.

(iii) Includes the estimated income tax effects of the pro forma adjustments described in Note (ii) at assumed combined state and federal income tax rates of 37.9% and 37.0% for the two months ended February 28, 1994 and three months ended March 31, 1993, respectively.

(iv) Historical and pro forma earnings per share, based on income from continuing operations is computed after deducting applicable preferred stock dividends from such income and using the weighted-average number of shares of common stock and common stock equivalents outstanding for the periods presented.


                       ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)

6. The 1993 financial statements reflect the Company's then approximately 80-percent interest in First Colony Corporation stock, which was spun-off
   on July 1, 1993.    Accordingly, the results of First Colony Corporation
   prior to the spin-off are reported in the financial statements as a dis-continued insurance operation. This noncash transaction is not reflected in the 1993 Condensed Consolidated Statement of Cash Flows.

   Income from discontinued insurance operation included in the accompanying
   Consolidated Statements of Income consists of the following:


                                                    First Quarter
                                                        1993
                                                    -------------
    Revenues                                          $ 359,201
    Benefits and expenses                               271,148
    Interest and financing expenses                       2,680
                                                       --------
       Income before income taxes                        85,373
    Income taxes                                         28,683
                                                       --------
    Net income                                           56,690
    Less provision for minority interest                 11,154
                                                       --------
    Income from discontinued insurance
      operation                                       $  45,536
                                                       ========

7. On February 8, 1993, the Company completed the acquisition of Potasse et Produits Chimiques (PPC) from Rhone-Poulenc S.A., the Paris-based multinational chemical and pharmaceutical company. The transaction was financed with additional long-term debt of $122 million under the Company's revolving credit agreement.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since year-end 1993.

     On February 28, 1994, the Company completed the tax-free spin-off of its wholly-owned subsidiary, Albemarle Corporation (Albemarle). Consequently, Albemarle's results of operations are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for two months of 1994 versus three months of 1993.

     Therefore, pro forma condensed statements of income are provided for the periods ended March 31, 1994 and 1993 in Note 5 of Notes to Financial Statements for informational purposes to illustrate the estimated effects of the distribution of Albemarle stock assuming the distribution had occurred as of January 1, 1993, which includes interest charges resulting from an assumed debt structure. The pro forma information presented is not necessarily indicative of the future results of operations of the Company or what the results of operations would have been had Albemarle operated as a separate independent company during the periods presented.

     On July 1, 1993, the Company completed the spin-off of its approximately 80% interest in First Colony Corporation (First Colony), which included the operations of First Colony Life Insurance Company and subsidiaries. Consequently, the results of operations of First Colony are reported in the financial statements as income from discontinued operations.

Results of Operations
First Quarter 1994 Compared with First Quarter 1993

     Total net sales for the first quarter of 1994 amounted to $389.1 million, down 17% from $469.8 million in 1993. The reduction in aggregate net sales was primarily because of the inclusion of two months of Albemarle sales in 1994 versus three months in 1993.

     On a pro forma basis, assuming the distribution occurred on January 1, 1993, net sales for the first quarter of 1994 of $234 million decreased eight percent from first quarter of 1993 sales of $254 million. The decrease was due to lower shipments, primarily in lubricant additives and lead antiknocks, partly offset by slightly higher selling prices. Shipments and selling prices of other fuel additives were lower, while shipments and prices of pharmaceutical products were higher. The shipments of lead antiknocks, while lower in the first quarter, are expected to pick up in the second quarter reflecting normal fluctuations in shipping schedules.

     Cost of goods sold in 1994 decreased 19% from the 1993 period. The decline in aggregate cost of goods sold occurred primarily because of the inclusion of two months of Albemarle costs of goods sold in 1994 versus three months in 1993.

     On a pro forma basis, assuming the distribution occurred on January 1, 1993, cost of goods sold was $154.5 million in 1994, down 7% from $167.0 million in the 1993 quarter. The decrease was due mainly to lower shipments. The net result of an 8% percent decrease in net sales and a 7% decrease in cost of goods sold was that the gross profit margin decreased slightly to 34.0% in the 1994 quarter from 34.3% in the 1993 quarter.

     Selling, general and administrative expenses, combined with research and development expenses, amounted to $74.6 million in the first quarter of 1994, a decrease of 7% from $79.9 million in the 1993 period. The reduction in aggregate expenses occurred, primarily because of the inclusion of two months of Albemarle expenses in 1994 versus three months in 1993.

     On a pro forma basis, assuming the distribution occurred on January 1, 1993, expenses were $51.4 million in the 1994 quarter, up 3% from $50.0 million in the 1993 quarter. The increase primarily consists of higher research and development expenses and higher employee-related expenses partially offset by the effect of the work-force-reduction program implemented at the end of 1993 and discontinuing the pharmaceutical research operations of Whitby Research, Inc. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 22.0% in 1994 from 19.7% in the 1993 period.

     Operating profit in 1994 decreased 20% from the 1993 period, but included two months operating profit of Albemarle ($12.8 million) in first quarter 1994 compared with three months operating profit of Albemarle ($14.2 million) in first quarter 1993. The 1994 profit reflected a higher level of monthly ship-ments by Albemarle of poly alpha olefins, linear alpha olefins and flame retardants and related improvements in profit margins, partly offset by lower petroleum additives shipments, as discussed in the following paragraph.

     On a pro forma basis, assuming the distribution had occurred on January 1, 1993, operating profit in the 1994 period decreased 24% from the 1993 period. Most of the decrease came from lower shipments of lead antiknocks due to the timing of scheduled shipments as well as lower shipments of lubricant additives and fuel additives, other than antiknocks. This was slightly offset by a higher pharmaceuticals profit reflecting the shutdown of Whitby Research, Inc.

     Interest expense in 1994 decreased 29% from the 1993 period. The reduc-tion in aggregate interest expense occurred primarily because of the inclusion of two months' interest for Albemarle debt in 1994 versus three months in 1993, as well as a lower average interest rate in 1994 versus 1993 and a higher amount of interest capitalized in 1994. On a pro forma basis, assuming the distribution occurred on January 1, 1993, interest is $2.0 million lower
(28%) due to a lower average interest rate in 1994 and a higher amount of interest capitalized in 1994 partially offset by a higher amount of debt outstanding during the 1994 period.

     Other income, net, decreased to $0.1 million in 1994 from $1.4 million in 1993. On a pro forma basis, other income in 1994 decreased by $1.8 million to a net expense of $0.4 million, primarily reflecting less interest income on lower amounts invested in short-term securities and other assets in the 1994 period.

Income Taxes

     Income taxes in the 1994 period decreased 15% compared to the 1993 period, due to a 20% decrease in pretax income from continuing operations partially offset by a higher 1994 effective tax rate (38.7% in 1994 versus 36.3% in 1993).

     On a pro forma basis assuming the distribution occurred on January 1, 1993, income taxes decreased 16%, due to a 28% reduction in pretax income from continuing operations partially offset by a higher effective income tax rate (37.9% in the 1994 period versus 32.7% in the 1993 period). The higher 1994 tax rate was partially due to higher federal income tax rates in 1994 and other changes resulting from the 1993 federal income tax legislation which had not become effective in first quarter 1993.

Discontinued Operation - Insurance

      The Company spun-off its 80% interest in First Colony on July 1, 1993, and accordingly no income from the insurance operation was reported in the 1994 first quarter whereas $45.6 million was reported in the first quarter 1993.

Financial Condition and Liquidity

     Cash and cash equivalents at March 31, 1994, were about $7.4 million which represents a decrease of about $40.8 million from $48.2 million at year-end 1993. The decline primarily reflects the spin-off of Albemarle at February 28, 1994, which had $29.3 million in cash and cash equivalents on that date.

     Cash flows were more than sufficient to cover operating activities in the first quarter of 1994, including a working capital increase of $15.3 million, excluding the effects of the spin-off.

     Cash flows from operating activities of $30.5 million, together with $42.9 million in additional long-term debt and $48.2 million of cash on hand at the beginning of the year, were sufficient to cover capital expenditures of $67.0 million, cash dividends to shareholders of $17.8 million and a reduction of $29.3 million in cash and cash equivalents as part of the spin-off of Albemarle on February 28, 1994. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, and make dividend payments to shareholders.

     The non-current portion of the Company's long-term debt amounted to $345.1 million at March 31, 1994, compared to $687 million at the end of 1993. The decrease reflects $384.9 million transferred in connection with the spin-off of Albemarle Corporation, partially offset by $42.9 million of additional borrowing by Ethyl. The long-term debt to total capitalization ratio was 49.3% on March 31, 1994, after the spin-off of Albemarle versus 47.7% at December 31, 1993, prior to the spin-off of Albemarle.

The Company's capital expenditures in 1994 are expected to be less than in 1993 as a result of the spin-off of Albemarle. The capital spending will be financed primarily with additional long-term debt. The amount and timing of additional borrowing will depend on the Company's specific cash requirements.

Recent Developments

     As reported earlier, the U.S. Environmental Protection Agency (EPA) determined last November 30 that emissions data contained in Ethyl's fuel-additive waiver application for HiTEC 3000 performance additive (MMT) satisfy all Clean Air Act standards for approval. However, the EPA was not able to complete its assessment of the overall public health implications of manganese. As a result, Ethyl and the EPA mutually agreed to an extension of 180 days for the EPA to resolve this last remaining issue. The EPA is expected to rule on Ethyl's waiver application by May 27, 1994.


Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 28, 1994, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

     Director            Affirmative Votes        Votes Withheld
     Lloyd B. Andrew          102,400,077              1,396,056
     William W. Berry         102,400,087              1,396,046
     Allen C. Goolsby         102,388,571              1,407,562
     Bruce C. Gottwald        102,404,201              1,391,932
     Bruce C. Gottwald, Jr.   102,399,518              1,396,615
     Floyd D. Gottwald, Jr.   102,397,444              1,398,689
     Thomas E. Gottwald       102,382,143              1,413,990
     William M. Gottwald      102,379,253              1,416,879
     Gilbert M. Grosvenor     102,400,840              1,395,293
     Andre B. Lacy            102,408,456              1,387,677
     Emmett J. Rice           102,359,685              1,436,448
     Sidney Buford Scott      102,406,986              1,389,147
     Charles B. Walker        102,339,407              1,456,725

     The shareholders also approved the selection of Coopers & Lybrand as the Company's auditors with 100,099,956 affirmative votes, 186,869 votes against and 210,215 abstentions.

     Shareholders also approved an amendment to the Ethyl Incentive Stock Option Plan to increase the number of shares of Common Stock that may be issued pursuant to the plan by 5,900,000 shares and to establish an annual limit of 200,000 shares for which options and stock appreciation rights may be granted to an individual. This amendment received 91,530,180 affirmative votes and 10,884,899 negative votes, with 807,080 abstentions.


Item 6.  Exhibit and Reports on Form 8-K

     (a) Exhibit 10. Incentive Stock Option Plan of the Registrant, as amended on April 28, 1994.

     (b) A Form 8-K was filed on February 25, 1994, which included pro forma condensed balance sheet as of December 31, 1993, and pro forma condensed statements of income for periods ending December 31, 1992, and September 30, 1993, reflecting the spin-off of Albemarle which was completed after the close of business on February 28, 1994.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934,

          the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ETHYL CORPORATION
                                      (Registrant)



Date:  May 12, 1994                By:  s/ C. B. Walker
                                   Vice Chairman,
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial Officer)



Date:  May 12, 1994                By:  s/ David A. Fiorenza
                                   Vice President,
                                   Finance and Controller
                                   (Principal Accounting Officer)

<PAGE  17>

                                EXHIBIT INDEX
                                                                  Page
Number and Name of Exhibit                                       Number
- - --------------------------                                       ------

Exhibit  10.   Incentive Stock option Plan of the Registrant,
                 as amended on April 28, 1994                    18 - 24

                                                           EXHIBIT 10


                        ETHYL CORPORATION
                   INCENTIVE STOCK OPTION PLAN
               (as amended through April 28, 1994)


                            Article I

                           DEFINITIONS

  1.01 Affiliate means any Subsidiary or "parent corporation" (within the meaning of Section 422A of the Code) of the Company.

  1.02 Agreement means a written agreement (including any amendment or supplement thereto) between the Company and a Participant specifying the terms and conditions of an Option or SAR granted to such Participant.

  1.03 Board means the Board of Directors of the Company.

  1.04 Code means the Internal Revenue Code of 1954, as amended.

  1.05 Committee means a committee, consisting of not less than three members of the Board, appointed by the Board to administer the Plan. No member of the Committee shall be eligible to participate in the Plan.

  1.06 Common Stock means the common stock of the Company.

  1.07 Company means Ethyl Corporation.

  1.08 Fair Market Value means, on any given date, the closing price of a share of Common Stock as reported on the New York Stock Exchange composite tape on such day or, if the Common Stock was not traded on the New York Stock Exchange on such day, then on the next preceding day that the Common Stock was traded on such exchange, all as reported by such source as the Committee may select. If shares of Common Stock are not then traded on the New York Stock Exchange, the Fair Market Value shall be determined by the Committee using any reasonable method in good faith.

  1.09 Option means a stock option that entitles the holder to purchase from the Company a stated number of shares of Common Stock at the price set forth in an Agreement.

  1.10 Participant means an employee of the Company or of a Subsidiary, including an employee who is a member of the Board, who satisfies the requirements of Article IV and is selected by the Committee to receive an Option.

  1.11 Plan means the Ethyl Corporation Incentive Stock Option Plan.

  1.12 SAR means a stock appreciation right (which may be granted only in conjunction with an Option) that entitles the holder to receive, with respect to each share of Common Stock encompassed by the exercise of such SAR, the lesser of (a) the excess of the Fair Market Value at the time of exercise over the option price of the related Option or (b) the Fair Market Value on the date of grant. Such payment shall be made in Common Stock or in cash and Common Stock as determined by the Committee in accordance with Section 8.03.

  1.13 Subsidiary means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if each of the corporations in the chain (other than the last corporation) owns stock possessing at least 50 percent of the total combined voting power of all classes of stock in one of the other corporations in such chain.


                           Article II

                            PURPOSES

  This Plan is intended to assist the Company in recruiting and retaining key employees with ability and initiative by enabling employees who contribute significantly to the Company to participate in its future success and to associate their interests with those of the Company. It is further intended that Options granted under this Plan (unless otherwise designated by their terms) shall constitute "incentive stock options" within the meaning of
Section 422A of the Code. No Option shall be invalid for failure to qualify as an incentive stock option. The proceeds received by the Company from the sale of Common Stock pursuant to this Plan shall be used for general corporate purposes.


                           Article III

                         ADMINISTRATION

  This Plan shall be administered by the Committee. The Committee shall have authority to grant Options and SARs upon such terms (not inconsistent with the provisions of this Plan) as the Committee may consider appropriate. Such terms may include conditions (in addition to those contained in this Plan) on the exercisability of all or any part of an Option or SAR. Notwithstanding any such conditions, the Committee may, in its discretion, accelerate the time at which any Option or SAR may be exercised; provided, however, that such acceleration shall not affect the applicability of Section 7.04 (relating to the order in which incentive stock options and related SARs may be exercised). In addition, the Committee shall have complete authority to interpret all provisions of this Plan; to prescribe the form of Agreements; to adopt, amend, and rescind rules and regulations pertaining to the administration of this Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The express grant in this Plan of any specific power to the Committee shall not be construed as limiting any power or authority of the Committee. Any decision made, or action taken, by the Committee in or in connection with the administration of this Plan shall be final and conclusive. No member of the Committee shall be liable for any act done in good faith with respect to this Plan or any Agreement, Option, or SAR. All expenses of administering this Plan shall be borne by the Company.


                           Article IV

                           ELIGIBILITY

  4.01 General. Any employee of the Company or of any Subsidiary (including any corporation that becomes a Subsidiary after the adoption of this Plan) who, in the judgment of the Committee, has contributed or can be expected to contribute to the profits or growth of the Company or a Subsidiary may be granted one or more Options and SARs. Directors of the Company who are employees and are not members of the Committee are eligible to participate in this Plan.

  4.02 Grants. The Committee will designate employees to whom Options and SARs are to be granted and will specify the number of shares of Common Stock subject to each grant. An Option may be granted with or without a related SAR. An SAR may be granted only in conjunction with an Option and for a number of shares not exceeding the number of shares subject to the related Option. All Options and SARs granted under this Plan shall be evidenced by Agreements which shall be subject to applicable provisions of this Plan and to such other provisions as the Committee may adopt.

  No Participant may be granted incentive stock options (under all incentive stock option plans of the Company and Affiliates) in any calendar year for stock having an aggregate fair market value (determined as of the date an option is granted) exceeding $100,000 plus any unused limit carryover (as defined in Subsection 422A(c)(4) of the Code) to such year. The preceding annual limitation shall not apply with respect to Options that are not incentive stock options.

  After April 28, 1994, no Participant may be granted Options and SARS in any calendar year for more than 200,000 shares of Common Stock. For purposes of this limitation, an Option and related SAR are treated as a single award.


                            Article V

                STOCK SUBJECT TO OPTIONS OR SARS

  Upon the exercise of any Option or SAR, the Company may deliver to the Participant authorized but unissued stock, treasury stock, or any combination thereof. The maximum aggregate number of shares of Common Stock that may be issued pursuant to Options and SARs granted under this Plan is 11,900,000 subject to adjustment as provided by Article IX.

If an Option is terminated, in whole or in part, for any reason other than its exercise or the exercise of a related SAR, the number of shares of Common Stock allocated to the Option or portion thereof may be reallocated to other Options to be granted under this Plan. If an SAR is terminated, in whole or in part, for any reason other than its exercise or the exercise of a related Option, the number of shares of Common Stock allocated to the SAR or portion thereof may be reallocated to other SARS to be granted under this Plan.


                           Article VI

                          OPTION PRICE

  The price per share for Common Stock purchased on the exercise of any Option granted under this Plan shall be not less than the Fair Market Value on the date the Option is granted.


                           Article VII

                  EXERCISE OF OPTIONS AND SARS

  7.01 Maximum Option or SAR Period. No Option or related SAR shall be exercisable after the expiration of 10 years from the date the Option was granted. The terms of any Option or SAR may provide that it is exercisable for a period less than such maximum period.

  7.02 Nontransferability. Any Option or SAR granted under this Plan shall be nontransferable except by will or by the laws of descent and distribution. In the event of any such transfer, the Option and related SAR must be transferred to the same person(s). During the lifetime of the Participant to whom the Option is granted, the Option or SAR may be exercised only by the Participant. No right or interest of a Participant in any Option or SAR shall be liable for, or subject to, any lien, obligation, or liability of such Participant.

  7.03 Employee Status.  For purposes of determining the applicability of
Section 422A of the Code (relating to incentive stock options), or in the event that the terms of any Option provide that it may be exercised only during employment or within a specified period of time after termination of employment, the Committee may decide in each case to what extent leaves of absence for governmental or military service, illness, temporary disability, or other reasons shall not be deemed interruptions of continuous employment.

  7.04 Nonexercisability While Previously Granted Option Outstanding. No Option which is an incentive stock option or related SAR shall be exercisable by a Participant while that Participant has outstanding (within the meaning of Subsection 422A(c)(7) of the Code) any option which was granted before the Option was granted and that is an incentive stock option to purchase stock in the Company, in a corporation that (at the time the Option was granted) is an Affiliate, or in a predecessor of any of such corporations.

                          Article VIII

                       METHOD OF EXERCISE

  8.01 Exercise. Subject to the provisions of Articles VII and X, an Option or SAR may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Committee shall determine; provided, however, that an SAR may be exercised only to the extent the related Option is exercisable and when the Fair Market Value exceeds the option price of the related Option. An Option or SAR granted under this Plan may be exercised with respect to any number of whole shares less than the full number for which the Option or SAR could be exercised. Such partial exercise of an Option or SAR shall not affect the right to exercise the Option or SAR from time to time in accordance with this Plan with respect to the remaining shares subject to the Option or related to the SAR. The exercise of either an Option or SAR shall result in the termination of the other to the extent of the number of shares with respect to which the Option or SAR is exercised.

  8.02 Payment. Unless otherwise provided by the Agreement or permitted by the Committee, payment of the Option price shall be made in cash or such cash equivalent as shall be acceptable to the Committee. If the Agreement provides or the Committee permits, payment of all or a part of the Option price may be made by surrendering shares of Common Stock to the Company. If Common Stock is used to pay all or part of the Option price, the shares surrendered must have a fair market value (determined by the Committee using any reasonable method in good faith) that is not less than such price or part thereof.

  8.03 Determination of Payment of Cash and/or Common Stock Upon Exercise of SAR. If the Agreement provides or the Committee so determines, up to one-half of the amount payable as a result of the exercise of an SAR may be settled by the payment of cash and the remainder by the issuance of Common Stock having an aggregate Fair Market Value equal thereto. In the absence of such provision or determination, a Participant exercising an SAR shall be entitled to receive Common Stock equal in aggregate Fair Market Value to the amount payable as a result of the exercise of an SAR.

  8.04 Shareholder Rights. No Participant shall, as a result of receiving any Option or SAR, have any rights as a shareholder until the date he exercises such Option or SAR.


                           Article IX

             ADJUSTMENT UPON CHANGE IN COMMON STOCK

  Should the Company effect one or more stock dividends, stock split-ups, subdivisions or consolidations of shares or other similar changes in capitalization, then the maximum number of shares as to which Options and SARs may be granted under this Plan shall be proportionately adjusted and the terms of Options and SARs shall be adjusted as the Committee shall determine to be equitably required. Any determination made under this Article IX by the Committee shall be final and conclusive.

  The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, Options or SARs.


                            Article X

         COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES

  No Option or SAR shall be exercisable, no Common Stock shall be issued, no certificate for shares of Common Stock shall be delivered, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations (including, without limitation, withholding tax requirements) and the rules of all domestic stock exchanges on which the Company's shares may be listed. The Company shall have the right to rely on an opinion of its counsel as to such compliance. Any share certificate issued to evidence Common Stock for which an Option or SAR is exercised may bear such legends and statements as the Committee may deem advisable to assure compliance with federal and state laws and regulations. No Option or SAR shall be exercisable, no Common Stock shall be issued, no certificate for shares shall be delivered, and no payment shall be made under this Plan until the Company has obtained such consent or approval as the Committee may deem advisable from regulatory bodies having jurisdiction over such matters.


                           Article XI

                       GENERAL PROVISIONS

  11.01 Effect on Employment. Neither the adoption of this Plan, its operation, nor any documents describing or referring to this Plan (or any part thereof) shall confer upon any employee any right to continue in the employ of the Company or a Subsidiary or in any way affect any right and power of the Company or a Subsidiary to terminate the employment of any employee at any time with or without assigning a reason therefor.

  11.02 Unfunded Plan. This Plan, insofar as it provides for grants, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by grants under the Plan. Any liability of the Company to any person with respect to any grant under this Plan shall be based solely upon any contractual obligations which may be created pursuant to this Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

  11.03 Rules of Construction. Headings are given to the articles and sections of this Plan solely as a convenience to facilitate reference. The reference to any statute, regulation, or other provision of law shall be construed to refer to any amendment to or successor of such provision of law.


                           Article XII

                            AMENDMENT

  The Board may amend or terminate this Plan from time to time; provided, however, that no amendment may become effective until shareholder approval is obtained if (i) the amendment increases the aggregate number of shares that may be issued pursuant to Options and SARs, (ii) the amendment reduces the option price, or (iii) the amendment changes the class of employees eligible to become Participants. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under any Option or SAR outstanding at the time such amendment is made.


                          Article XIII

                        DURATION OF PLAN

  No Option or SAR may be granted under this Plan after February 26, 2002. Options and SARs granted before that date shall remain valid in accordance with their terms.


                           Article XIV

                     EFFECTIVE DATE OF PLAN

  Options and SARs may be granted under this Plan upon its adoption by the Board, provided that no Option or SAR will be effective unless this Plan is approved (at a duly held shareholders' meeting) by shareholders holding a majority of the Company's outstanding voting stock within twelve months of such adoption.