Form 10-Q
period 1994-06-30
ETHYL CORP
filed 1994-08-09
CIK 33656

                                                  Page 1 of 17 Pages

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549



                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For Transition Period from                to

For Quarter Ended June 30, 1994              Commission File Number 1-5112

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X                                          No


Number of shares of common stock, $1 par value, outstanding as of July 31, 1994: 118,434,401.

                         ETHYL CORPORATION




                                 I N D E X

                                                             Page
                                                            Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1994, and
        December 31, 1993                                    3 - 4

     Consolidated Statements of Income - Three Months
        and Six Months Ended June 30, 1994 and 1993            5

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1994 and 1993                6

     Notes to Financial Statements                           7 - 10

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition          11 - 16


PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                   17

SIGNATURES                                                    17

      PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

                      ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)
                                                         June 30
                                                           1994     December 31
               ASSETS                                  (unaudited)     1993
                                                       -----------  -----------
Current assets:
  Cash and cash equivalents                           $    11,111   $    48,201
  Accounts receivable, less allowance for doubtful
    accounts (1994 - $3,507; 1993 - $4,189)               229,114       345,160
  Inventories:
    Finished goods                                        136,687       219,001
    Work-in-process                                         7,438        12,419
    Raw materials                                          11,684        32,173
    Stores, supplies and other                              5,850        27,221
                                                        ---------     ---------
                                                          161,659       290,814

  Deferred income taxes and prepaid expenses               25,262        49,522
                                                        ---------     ---------
      Total current assets                                427,146       733,697
                                                        ---------     ---------

  Property, plant and equipment, at cost                  654,848     1,908,630
    Less  accumulated depreciation and amortization      (239,813)     (910,360)
                                                        ---------     ---------
      Net property, plant and equipment                   415,035       998,270
                                                        ---------     ---------
  Other assets and deferred charges                       120,710       164,382
  Goodwill and other intangibles - net of amortization     74,803       112,849
                                                        ---------     ---------

Total assets                                          $ 1,037,694   $ 2,009,198
                                                       ==========    ==========

See accompanying notes to financial statements.


                      ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)
                                                  June 30
                                                   1994        December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)       1993
                                                 ---------     -----------
Current liabilities:
  Accounts payable                             $   104,804     $   154,971
  Accrued expenses                                  59,262         125,704
  Cash dividends payable                            14,807          17,764
  Long-term debt, current portion                       10          14,056
  Income taxes payable                              17,192          14,020
                                                ----------      ----------
      Total current liabilities                    196,075         326,515
                                                ----------      ----------
Long-term debt                                     380,180         686,986

Other noncurrent liabilities                        60,207          99,240

Deferred income taxes                               28,048         143,676

Redeemable preferred stock:
  Cumulative First Preferred
    ($100 par value) 6% Series A                       200             200

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,434,401 in 1994 and
           118,405,287 in 1993                     118,434         118,405
  Additional paid-in capital                         2,706           2,450
  Foreign currency translation adjustments          (2,711)         (1,757)
  Retained earnings                                254,555         633,483
                                                ----------      ----------
                                                   372,984         752,581
                                                ----------      ----------
Total liabilities and shareholders' equity     $ 1,037,694     $ 2,009,198
                                                ==========      ==========

See accompanying notes to financial statements.


                                 ETHYL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                               (In Thousands Except Per Share Amounts)
                                             (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                                  June 30                      June 30
                                                          ----------------------       ----------------------
                                                            1994          1993           1994          1993
                                                          --------      --------       --------      --------
Net sales                                                $ 276,083     $ 495,038      $ 665,165     $ 964,866
Cost of goods sold                                         168,320       354,552        441,861       693,372
                                                          --------      --------       --------      --------
   Gross profit                                            107,763       140,486        223,304       271,494
Selling, general and administrative expenses                43,633        70,055        103,466       132,482
Research and development expenses                           11,003        17,856         25,725        35,292
                                                          --------      --------       --------      --------
   Operating profit                                         53,127        52,575         94,113       103,720
Interest and financing expenses                              4,744        11,900         12,766        23,159
Gain on sale of subsidiary                                       -        (5,871)             -        (5,871)
Other expense (income), net                                     12          (947)           (78)       (2,368)
                                                          --------      --------       --------      --------
Income from continuing operations before income taxes       48,371        47,493         81,425        88,800
Income taxes                                                17,993        16,668         30,783        31,646
                                                          --------      --------       --------      --------
Income from continuing operations                           30,378        30,825         50,642        57,154

Income from discontinued insurance operation
    (see note 6 on page 10)                                      -        44,947              -        90,483
                                                          --------      --------       --------      --------
Net income                                                  30,378        75,772         50,642       147,637
Preferred stock dividends                                       (3)           (3)            (6)           (6)
                                                          --------      --------       --------      --------
Net income applicable to common stock                    $  30,375     $  75,769      $  50,636     $ 147,631
                                                          ========      ========       ========      ========
Earnings per share:
   Income from continuing operations                     $     .26     $     .26      $     .43     $     .48
   Income from discontinued insurance operation                  -           .38              -           .77
                                                          --------      --------       --------      --------
   Net income                                            $     .26     $     .64      $     .43     $    1.25
                                                          ========      ========       ========      ========

Shares used to compute earnings per share                  118,454       118,436        118,458       118,432
                                                          ========      ========       ========      ========

Cash dividends per share of common stock                 $    .125     $    .15       $    .275     $    .30
                                                          ========      ========       ========      ========

See accompanying notes to financial statements.


                          ETHYL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars In Thousands)
                                     (Unaudited)
                                                                            Six Months Ended
                                                                                June 30
                                                                          ----------------------
                                                                            1994          1993
                                                                          --------      --------
Cash and cash equivalents at beginning of year                           $  48,201     $ 162,988
                                                                          --------      --------
Cash flows from operating activities:
  Income from continuing operations                                         50,642        57,154
  Adjustments to reconcile income to cash flows from
    operating activities:
     Depreciation and amortization                                          33,084        62,924
     Working capital increases excluding cash and cash equivalents:
       Income tax payment on 1992 gain on sale of approximately
        20% of First Colony Corporation                                          -       (60,552)
       Other working capital increases                                     (29,570)      (45,371)
     Other, net                                                               (393)       (7,199)
                                                                          --------      --------
       Net cash provided from continuing operating activities                53,763         6,956
                                                                          --------      --------
Cash flows from investing activities:
  Capital expenditures                                                    (106,827)      (83,113)
  Acquisitions of businesses (net of $5,369 cash acquired)                       -      (125,431)
  Other, net                                                                  (586)         (424)
                                                                          --------      --------
       Net cash used in investing activities of continuing operations     (107,413)     (208,968)
                                                                          --------      --------
Cash flows from financing activities:
  Additional long-term debt                                                 77,900       222,000
  Repayment of long-term debt                                                    -      (100,000)
  Cash dividends paid                                                      (32,269)      (35,514)
  Cash and cash equivalents of Albemarle Corporation spun off as a
  dividend on February 28, 1994                                            (29,332)            -
  Other, net                                                                   261           476
       Net cash  provided from financing activities                       --------      --------
        of continuing operations                                            16,560        86,962
                                                                          --------      --------
Net cash used in continuing operations                                     (37,090)     (115,050)

Cash provided by discontinued insurance operation                                -         2,574
                                                                          --------      --------
Decrease in cash and cash equivalents                                      (37,090)     (112,476)
                                                                          --------      --------
Cash and cash equivalents at end of period                               $  11,111     $  50,512
                                                                          ========      ========

See accompanying notes to financial statements.


                    ETHYL CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                  (In Thousands Except Per-Share Amounts)
                                (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1994, and the consolidated results of operations for the three and six-month periods ended June 30, 1994 and 1993 and the consolidated cash flows for the six-month periods ended June 30, 1994 and 1993. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1993 Annual Report. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six-month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2. At the close of business on February 28, 1994, the Company completed the distribution to its common shareholders of all of the outstanding shares of its wholly owned subsidiary Albemarle Corporation ("Albemarle"), a Virginia corporation. Following the distribution, Albemarle owned, directly or indirectly, the olefins and derivatives, bromine chemicals and specialty chemical businesses formerly owned directly or indirectly by the Company. The distribution was made in the form of a tax-free spin-off to shareholders of record at the close of business on February 28, 1994. One share of Albemarle common stock was distributed to Ethyl common shareholders for every two shares of Ethyl common stock held. Under U.S. federal tax rules, on the record date, 65.0081% of basis should be allocated to common stock of the Company and 34.9919% should be allocated to common stock of Albemarle. Fractional share equivalents, which may be taxable to the recipients, were purchased by Albemarle, and shareholders received $6.60 if they were entitled to one-half of a share.

    The operating results of the predecessor businesses to what is now Albemarle are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the first two months in 1994 and the second quarter and first six months in 1993.

    The June 30, 1994 consolidated balance sheet reflects the impact of the $399,957 reduction in retained earnings and a $4,143 foreign currency translation adjustment in connection with the distribution of the Albemarle stock. The following non-cash supplemental information is provided regarding the accounts of Albemarle spun off as a stock dividend, which aggregated $404,100 (including cash and cash equivalents of $29,332) on February 28, 1994:

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

4. On February 16, 1994, the Company entered into a new, five-year, $1-billion unsecured credit facility to replace its existing $700-million credit agreement. The credit facility was automatically split into two separate $500-million facilities upon the spin-off of Albemarle. Fees of up to 3/8 of 1% per annum are assessed on the unused portion of the commitment. The credit facility permits borrowing for the next five years at various interest rate options. The facility contains a number of covenants, representations and events of default typical of a credit facility agreement of this size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of shareholders' equity (as defined) and consolidated indebtedness and maintenance of minimum shareholders' equity after the spin-off of at least $250 million.

    Long-term debt consists of the following:
CAPTION>
                                                            June 30    December 31
                                                              1994         1993
                                                            -------    -----------
    Variable rate bank loans (average effective rates were
      4.0% for the six-month period ended June 30, 1994
      and 3.6% for  the year 1993)                         $147,500      $373,000
    9.8% Notes due 1998                                     200,000       200,000
    Foreign bank borrowing (3.3 billion  Belgian Francs,
      effective interest rate 6.96%)  due through 2000            -        92,116
    8.6% to 8.86% Medium-Term Notes  due through 2001        33,750        33,750
    Other                                                        28         3,368
                                                            -------       -------
      Total long-term debt                                  381,278       702,234
        Less unamortized discount                            (1,088)       (1,192)
                                                            -------       -------
      Net long-term debt                                    380,190       701,042
        Less current portion                                    (10)      (14,056)
                                                            -------       -------
                                                           $380,180      $686,986
                                                            =======       =======

    A portion of the variable rate bank debt and the foreign bank borrowing was included in the accounts of Albemarle as part of the spin-off.

                    ETHYL CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                  (In Thousands Except Per-Share Amounts)
                                (Unaudited)

5. The Company is providing the following pro forma information to enable the reader to obtain a meaningful understanding of the Company's results of operations. The pro forma condensed statements of income presented are for informational purposes only to illustrate the estimated effects of the distribution of Albemarle as if it had occurred on January 1, 1993.

Condensed Statements of Income
(In thousands except earnings per share)
                                                     Second Quarter Ended June 30
                                                                 1993
                                                                                    --------------------------------------
                                                                                    Historical  Adjustments(i)   Pro Forma
                                                                                    --------------------------------------
Net sales                                                                              $495,038    $(226,610)     $268,428
Cost of goods sold                                                                      354,552     (182,362)      172,190
                                                                                        -------      -------       -------
  Gross profit                                                                          140,486      (44,248)       96,238
Selling, general and administrative
  expenses                                                                               70,055      (25,825)       44,230
Research and development expenses                                                        17,856       (7,050)       10,806
                                                                                        -------      -------       -------
  Operating profit                                                                       52,575      (11,373)       41,202
Interest and financing expenses                                                          11,900       (4,671)(ii)    7,229
Gain on sale of subsidiary                                                               (5,871)           -        (5,871)
Other (income), net                                                                        (947)         591          (356)
                                                                                        -------      -------       -------
Income from continuing operations
  before income taxes                                                                    47,493       (7,293)       40,200
Income taxes                                                                             16,668       (3,242)(iii)  13,426
                                                                                        -------      -------       -------
Income from continuing operations                                                      $ 30,825    $  (4,051)     $ 26,774
                                                                                        =======      =======       =======
Earnings per share based on income
  from continuing operations (iv)                                                      $    .26                   $    .22
                                                                                        =======                    =======

                                                                 Six Months Ended June 30
                                      ------------------------------------------------------------------------------------
                                                       1994                                          1993
                                      ----------------------------------------      --------------------------------------
                                      Historical  Adjustments(i)     Pro Forma      Historical   Adjustments(i)  Pro Forma
                                      ----------------------------------------      --------------------------------------
Net sales                             $665,165      $(155,064)        $510,101       $964,866      $(442,487)     $522,379
Cost of goods sold                     441,861       (119,086)         322,775        693,372       (354,212)      339,160
                                       -------       --------          -------        -------       --------       -------
  Gross profit                         223,304        (35,978)         187,326        271,494        (88,275)      183,219
Selling, general and administrative
  expenses                             103,466        (19,046)          84,420        132,482        (48,202)       84,280
Research and development expenses       25,725         (4,087)          21,638         35,292        (14,522)       20,770
                                       -------       --------          -------        -------       --------       -------
  Operating profit                      94,113        (12,845)          81,268        103,720        (25,551)       78,169
Interest and financing expenses         12,766         (2,873)(ii)       9,893         23,159         (8,819)(ii)   14,340
Gain on sale of subsidiary                   -              -                -         (5,871)             -        (5,871)
Other (income) expense, net                (78)           543              465         (2,368)           645        (1,723)
                                       -------       --------          -------        -------       --------       -------
Income from continuing operations
before income taxes                     81,425        (10,515)          70,910         88,800        (17,377)       71,423
Income taxes                            30,783         (4,239)(iii)     26,544         31,646         (8,012)(iii)  23,634
                                       -------       --------          -------        -------       --------       -------

Income from continuing operations     $ 50,642      $  (6,276)        $ 44,366       $ 57,154      $  (9,365)     $ 47,789
                                       =======       ========          =======        =======       ========       =======
Earnings per share based on income
  from continuing operations (iv)     $    .43                        $    .38       $    .48                     $    .40
                                       =======       ========          =======        =======       ========       =======


   Introduction to Notes:  Notes (i), (ii) and (iii) reflect a summary of the pro forma adjustments made to the historial condensed statements of income.

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

                       ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)

5.    Continued

(ii) To eliminate interest expense (net of capitalized interest) that would have been incurred by Albemarle on debt transferred to Albemarle (as if the distribution had occurred on January 1, 1993).

(iii) Includes the estimated income tax effects of the pro forma adjustments described in Notes (i) and (ii).

(iv) Historical and pro forma earnings per share are computed after deducting applicable preferred stock dividends using the weighted-average number of shares of common stock and common stock equivalents outstanding for the periods presented.


6. The 1993 financial statements reflect the Company's then approximately 80-percent interest in First Colony Corporation stock, which was spun-off on July 1, 1993. Accordingly, the results of First Colony Corporation prior to the spin-off are reported in the financial statements as a discontinued insurance operation.

      Income from discontinued insurance operation included in the accompany-ing Consolidated Statements of Income consists of the following:

                                                Second Quarter   Six Months
                                                     1993           1993
                                                --------------     --------
    Revenues                                          $377,936     $737,137
    Benefits and expenses                              289,637      560,785
    Interest and financing expenses                      2,709        5,389
                                                       -------      -------
       Income before income taxes                       85,590      170,963
    Income taxes                                        29,633       58,316
                                                       -------      -------
    Net income                                          55,957      112,647
    Less provision for minority interest                11,010       22,164
                                                       -------      -------
    Income from discontinued insurance operation      $ 44,947     $ 90,483
                                                       =======      =======


7. On February 8, 1993, the Company completed the acquisition of Potasse et Produits Chimiques (PPC) from Rhone-Poulenc S.A., the Paris-based multi-national chemical and pharmaceutical company. The transaction was financed with additional long-term debt of $122 million under the Company's revolving credit agreement.

8. At the end of the second quarter 1993, Ethyl's financial-services subsidiary, The Barclay Group, Inc., was sold for $10 million resulting in a gain of $5,871 before income taxes.

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

     At the close of business on February 28, 1994, the Company completed the tax-free spin-off of its wholly-owned subsidiary, Albemarle Corporation (Albemarle). Consequently, Albemarle's results of operations are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the first two months of 1994 and the second quarter and first six months of 1993. The Company's remaining businesses after the spin-off consist of petroleum additives and pharmaceutical products.

     Therefore, pro forma condensed statements of income are provided for the six month period ended June 30, 1994, and the second quarter and six months periods ended June 30, 1993, in
Note 5 of Notes to Financial Statements for informational purposes to illustrate the estimated effects of the distribution of Albemarle stock assuming the distribution had occurred as of January 1, 1993. The pro forma income statements include interest charges resulting from an assumed debt structure. The pro forma information presented is not necessarily indicative of the future results of operations of the Company or what the results of operations would have been had Albemarle operated as a separate independent company during the periods presented.

     On July 1, 1993, the Company completed the spin-off of its approximately 80% interest in First Colony Corporation (First Colony), which included the operations of First Colony Life Insurance Company and subsidiaries. Consequently, the results of operations of First Colony are reported in the 1993 financial statements as a discontinued insurance operation.

Results of Operations
Second Quarter 1994 Compared with Second Quarter 1993

     Net sales for the second quarter of 1994 amounted to $276.1 million, down $218.9 million (44%) from $495.0 million in 1993. The reduction in aggregate net sales was due to the absence of Albemarle sales in the 1994 quarter versus the inclusion of $226.6 million of Albemarle sales in the 1993 quarter. Combined net sales of petroleum additives and pharmaceutical products for the second quarter 1994 increased $7.7 million (3%) from second quarter 1993 sales primarily due to an increase in fuel additives sales resulting from higher shipments partially offset by lower prices. Sales of antiknocks and lubricant additives were also higher, primarily reflecting higher prices, partially offset by lower shipments. Pharmaceutical products sales decreased slightly due to lower shipments, partially offset by higher prices.

Cost of goods sold of $168.3 million in 1994 decreased
$186.2 million (53%) from $354.5 million in the 1993 quarter. The decline in aggregate cost of goods sold occurred primarily because of the absence of Albemarle cost of goods sold in 1994 versus $182.4 million of Albemarle cost of goods sold in the three months of 1993. Combined petroleum additives and pharmaceutical products cost of goods sold for the 1994 quarter decreased $3.8 million (2%) from the 1993 quarter due mainly to lower lubricant additives shipments and costs and lower costs of lead antiknocks, partially offset by higher shipments of fuel additives.

     Selling, general and administrative expenses, combined with research and development expenses, amounted to $54.6 million in the second quarter 1994, a decrease of $33.3 million (38%) from $87.9 million in the 1993 quarter. The reduction in aggregate expenses occurred primarily because of the absence of Albemarle expenses in the 1994 period versus Albemarle expenses of $32.9 million in the 1993 period. Selling, general and administrative expenses, including research and development expenses, for petroleum additives and pharmaceutical products in 1994 decreased $0.4 million (1%) from the 1993 quarter. The decrease reflects the effect of the work-force-reduction program implemented at the end of 1993, discontinuance of the pharmaceutical research operations of Whitby Research, Inc. at the end of 1993, and lower charges related to the relocation of the research laboratory from St. Louis, Missouri, to Richmond, Virginia, largely offset by higher research and development expenses for fuel additives and higher employee-related expenses in other areas.

     Operating profit in the 1994 second quarter, which did not include any operating profit from Albemarle, increased 1% from the 1993 second quarter, which included $11.4 million of operating profit of Albemarle. Operating profit for the combined petroleum additives and pharmaceutical products businesses in the 1994 quarter increased 29% from the 1993 quarter. Most of the increase resulted from higher selling prices of lead antiknocks and domestic lubricant additives, the impact of higher shipments of other fuel additives net of higher research and development expenses, and from higher profit in pharmaceutical products, reflecting the year-end 1993 shutdown of Whitby Research, Inc. Partial offsets were the effects of lower shipments of lubricant additives and lead antiknocks.

     Interest and financing expenses in the 1994 quarter decreased 60% from the 1993 period. The reduction in aggregate interest expense occurred primarily because of the absence in the 1994 quarter of any interest on debt assigned to Albemarle versus the inclusion in the 1993 quarter of interest on such debt assigned to Albemarle. Interest expense amounted to $4.7 million in the 1994 quarter which was 34% lower than $7.2 million of interest and financing expenses in the 1993 quarter, assuming the spin-off occurred on January 1, 1993. The decline reflects a higher amount of interest capitalized in 1994, and a lower average interest rate in 1994 reflecting the effect of the early redemption of the Company's 9-3/8% sinking fund debentures in December 1993, partially offset by higher average debt outstanding during the 1994 period.

Other expense (income), net, was $12 thousand of expense, net, in 1994 compared with other income, net, of $947 thousand in 1993. The decline in other income reflects mainly the absence of Albemarle income in the 1994 period versus $591 thousand in the 1993 quarter, as well as less interest income in the 1994 period.


Income Taxes

     Income taxes in the 1994 quarter increased 8% compared to the 1993 quarter, due to a 2% increase in pretax income from continuing operations, and a higher effective tax rate (37.2% in 1994 versus 35.1% in 1993). The 1994 effective tax rate reflected a higher Federal income tax rate in 1994 and other changes resulting from the 1993 Federal income tax legislation which was not enacted until after June 30, 1993 while the 1993 tax rate included a low tax rate on the 1993 gain on the sale of a financial services subsidiary due to a higher tax basis than book basis.

Discontinued Operation - Insurance

     The Company spun off its approximately 80% interest in First
Colony on July 1, 1993, and accordingly no income from the insurance operation was reported in the 1994 second quarter, whereas $44.9 million was reported in the 1993 quarter.

Results of Operations
Six Months 1994 Compared with Six Months 1993

     Total net sales for the six months of 1994 amounted to $665.2 million, down 31% from $964.9 million in 1993. The reduction in net sales primarily resulted from two months of Albemarle sales being included in 1994 versus six months of Albemarle sales in 1993.

     On a pro forma basis, assuming the distribution occurred on January 1, 1993, net sales for the first six months of 1994 would have been $510.1 million, a decrease of 2% from the first six months of 1993 sales of $522.4 million. The decrease was due to lower shipments in lubricant additives and lead antiknocks, partly offset by higher selling prices of lead antiknocks and domestic lubricant additives. Lower selling prices of other fuel additives were largely offset by higher shipments, while shipments and prices of pharmaceutical products were slightly higher.

     Cost of goods sold in 1994 decreased 36% from the 1993 period. The decline in aggregate cost of goods sold occurred primarily because of the inclusion of two months of Albemarle costs of goods sold in 1994 versus six months in 1993.

     On a pro forma basis, cost of goods sold would have been $322.8 million in 1994, down 5% from $339.2 million in the 1993 period. The decrease was due to lower costs for lubricant additives and lead antiknocks, as well as the effect of lower shipments. The net result of a 2% decrease in net sales and a 5% decrease in cost of goods sold was that the gross profit margin on a pro forma basis increased to 36.7% in the 1994 period from 35.1% in the 1993 period.

Selling, general and administrative expenses, combined with research and development expenses, amounted to $129.2 million in the first six months of 1994, a decrease of 23% from $167.8 million in the 1993 period. The reduction in aggregate expenses occurred, primarily because of the inclusion of two months of Albemarle expenses in 1994 versus six months in 1993.

     On a pro forma basis, selling, general and administrative expenses, including research and development expenses, would have been $106.1 million in the 1994 period, up 1% from $105.1 million in the 1993 period. The increase primarily consists of higher research and development expenses for fuel additives, higher employee-related expenses partially offset by the effect of the work-force-reduction program implemented at the end of 1993 and the discontinuance of the pharmaceutical research operations of Whitby Research, Inc. at the end of 1993, as well as lower charges related to relocation of research and development operations to Richmond, Virginia. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 20.8% in 1994 from 20.1% in the 1993 period.

     Operating profit in the 1994 period decreased 9% from the 1993 period, but included two months' operating profit of Albemarle ($12.8 million) in 1994 compared with six months' operating profit of Albemarle ($25.6 million) in 1993.

     On a pro forma basis, operating profit in the 1994 period would have increased 4% from the 1993 period. Most of the increase came from higher profit in lubricant additives reflecting lower costs and expenses, as well as higher pharmaceuticals profit reflecting the year-end 1993 shutdown of Whitby Research, Inc., partially offset by lower fuel additives profit due to lower margins and higher research and development expenses. Lead antiknock profits were about the same, as the benefit of lower costs offset the impact of lower shipments.

     Interest and financing expenses in 1994 decreased 45% from the 1993 period which reflects the inclusion of interest on debt transferred to Albemarle for two months in 1994 versus the inclusion of such interest for six months in 1993. On a pro forma basis, interest and financing expenses would have been $4.4 million (31%) lower than in 1993 due to a higher amount of interest capitalized in 1994 and a lower average interest rate in 1994 versus 1993 due to early redemption of the Company's 9-3/8% sinking fund debentures in December 1993, partially offset by higher average debt outstanding during the 1994 period.

     Other expense (income), net, decreased to income of $0.1 million in 1994 from income of $2.4 million in 1993. On a pro forma basis, other expense (income), net, in 1994 would have been expense, net, of $0.5 million compared with $1.7 in other income, net, in 1993 primarily reflecting less interest income in the 1994 period.

Gain on Sale of Subsidiary

     The Company realized a pretax gain of about $5.9 million on the sale of a financial services subsidiary in the second quarter of 1993.

Income Taxes

     Income taxes in the 1994 period decreased 3% compared to the 1993 period, reflecting an 8% decrease in pretax income from continuing operations partially offset by a higher 1994 effective tax rate (37.8% in 1994 versus 35.6% in 1993). On a pro forma basis, income taxes in 1994 would have shown an increase of 12% from the 1993 period despite a 1% reduction in pretax income due to a higher effective income tax rate in the 1994 period (37.4% in 1994 versus 33.1% in 1993). The 1994 effective tax rate reflects a higher Federal income tax rate in 1994 as well as other changes resulting from the 1993 Federal income tax legislation which was not enacted until after June 30, 1993, while the 1993 tax rate included a low tax rate on the 1993 gain on the sale of a financial services subsidiary due to a higher tax basis than book basis.

Discontinued Operation - Insurance

     The Company spun off its approximately 80% interest in First
Colony on July 1, 1993, and accordingly no income from the insurance operation was reported in the 1994 six months whereas
$90.5 million was reported in the six months 1993.

Financial Condition and Liquidity

     Cash and cash equivalents at June 30, 1994, were about $11.1 million which represents a decrease of about $37.1 million from $48.2 million at year-end 1993. The decline primarily reflects the effect of the spin-off of Albemarle at the close of business on February 28, 1994, whereby $29.3 million in cash and cash equivalents was included as part of the dividend.

     Cash flows were more than sufficient to cover operating activities in the six months of 1994, including a working capital increase of $29.6 million.

     Cash flows from operating activities of $53.8 million, together with $77.9 million in additional long-term debt and $7.4 million of the cash on hand at the beginning of the year were used to cover capital expenditures of $106.8 million and cash dividends to shareholders of $32.3 million. A further reduction of $29.3 million in cash and cash equivalents occurred as part of the spin-off of Albemarle on February 28, 1994. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations and make dividend payments to shareholders.

     The non-current portion of the Company's long-term debt amounted to $380.2 million at June 30, 1994, compared to $687 million at the end of 1993. The decrease reflects $384.9 million of debt transferred in connection with the spin-off of Albemarle Corporation, partially offset by $77.9 million of additional borrowing in the first six months of 1994 by Ethyl. The long-term debt to total capitalization ratio was 50.5% on June 30, 1994, versus 47.7% at December 31, 1993, prior to the spin-off of Albemarle.

     The Company's capital expenditures in 1994 are expected to be at a lower level than in 1993 reflecting mainly the effect of the spin-off of Albemarle. The 1994 capital expenditures are expected to be at a much lower rate in the last half of 1994 than in the first half, reflecting the completion of one major construction project and the near completion of another. The capital spending will be financed with a combination of cash flow from operations and additional long-term debt. The amount and timing of additional borrowing will depend on the Company's specific cash requirements.

Recent Developments

     On July 14, 1994, the Company filed an appeal of the U.S. Environmental Protection Agency's (EPA) denial on July 13 of Ethyl's request for a waiver to use a manganese-based fuel additive in unleaded gasoline. The appeal was filed with the U.S. Court of Appeals for the District of Columbia Circuit.

     The EPA's denial of the waiver request will not adversely impact the Company's financial position.

     Ethyl has submitted a series of waiver applications for HiTEC 3000 performance additive over the past several years. In November 1993, the EPA determined that emissions data from Ethyl's extensive test fleets satisfied all Clean Air Act standards for approval. Ethyl and the EPA then agreed to an additional 180 days for EPA to resolve the remaining issue of manganese and health. In late May, Ethyl reached further agreement with the EPA to provide an additional six weeks for the EPA to review results of Canadian government data showing manganese air levels in 13 major Canadian cities to be extremely low. HiTEC 3000 performance additive has been used in Canadian gasoline for some 17 years.

                        PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits - none

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ETHYL CORPORATION
                                      (Registrant)



Date:  August 8, 1994              By:  s/ C. B. Walker
                                   Vice Chairman of the Board,
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial Officer)



Date:  August 8, 1994              By:  s/David A. Fiorenza
                                   Vice President,
                                   Finance and Controller
                                   (Principal Accounting Officer)