Form 10-Q
period 1994-09-30
ETHYL CORP
filed 1994-11-07
CIK 33656

                                                  Page 1 of 20 Pages

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549



                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For Transition Period from                     to

For Quarter Ended September 30, 1994           Commission File Number 1-5112

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

          Yes   X                                        No


Number of shares of common stock, $1 par value, outstanding as of October 31, 1994: 118,434,401.

                         ETHYL CORPORATION




                                 I N D E X

                                                               Page
                                                              Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - September  30, 1994, and
        December 31, 1993                                      3 - 4

     Consolidated Statements of Income - Three Months
        and Nine Months Ended September  30, 1994 and 1993       5

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993            6

     Notes to Financial Statements                             7 - 11

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition            12 - 18


PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                    19

  ITEM 6.  Exhibits and Reports on Form 8-K                     19

SIGNATURES                                                      20

      PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

                          ETHYL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                                               September 30
                                                                    1994    December 31
               ASSETS                                           (unaudited)    1993
                                                               ------------  ----------
  Current assets:
    Cash and cash equivalents                                    $  25,958  $    48,201
    Accounts receivable, less allowance for doubtful
      accounts (1994 - $2,484; 1993 - $4,189)                      195,204      345,160
    Inventories:
      Finished goods                                               126,634      219,001
      Work-in-process                                                7,232       12,419
      Raw materials                                                 11,419       32,173
      Stores, supplies and other                                     5,951       27,221
                                                                  --------    ---------
                                                                   151,236      290,814

    Deferred income taxes and prepaid expenses                      31,306       49,522
                                                                  --------    ---------
        Total current assets                                       403,704      733,697
                                                                  --------    ---------

  Property, plant and equipment, at cost                           677,484    1,908,630
      Less  accumulated depreciation and amortization             (243,663)    (910,360)
        Net property, plant and equipment                          433,821      998,270
                                                                  --------    ---------

  Other assets and deferred charges                                126,989      164,382
  Goodwill and other intangibles - net of amortization              21,348      112,849

                                                                  --------    ---------
  Total assets                                                   $ 985,862  $ 2,009,198
                                                                  ========    =========


  See accompanying notes to financial statements.



                         ETHYL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars In Thousands)

                                              September 30
                                                 1994        December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY    (unaudited)        1993
                                              ------------   -----------
Current liabilities:
  Accounts payable                             $  94,995     $   154,971
  Accrued expenses                                56,283         125,704
  Cash dividends payable                          14,807          17,764
  Long-term debt, current portion                   -             14,056
  Income taxes payable                            14,323          14,020
                                                --------      ----------
      Total current liabilities                  180,408         326,515
                                                --------      ----------

Long-term debt                                   332,714         686,986

Other noncurrent liabilities                      60,908          99,240

Deferred income taxes                             27,751         143,676

Redeemable preferred stock:
  Cumulative First Preferred
    ($100 par value) 6% Series A                     200             200

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,434,401 in 1994 and
           118,405,287 in 1993                   118,434         118,405
  Additional paid-in capital                       2,706           2,450
  Foreign currency translation adjustments           499          (1,757)
  Retained earnings                              262,242         633,483
                                                --------      ----------

                                                 383,881         752,581
                                                --------      ----------

Total liabilities and shareholders' equity     $ 985,862     $ 2,009,198
                                                ========      ==========

See accompanying notes to financial statements.


                                  ETHYL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands Except Per Share Amounts)
                                              (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30               September 30
                                                            --------------------       --------------------
                                                              1994        1993           1994         1993
                                                            -------      -------       -------    ---------
Net sales                                                $  244,935   $  486,874    $  910,100   $1,451,740
Cost of goods sold                                          158,079      336,525       599,940    1,029,897
                                                            -------      -------       -------    ---------
   Gross profit                                              86,856      150,349       310,160      421,843
Selling, general and administrative expenses                 41,896       68,616       145,362      201,098
Research and development expenses                            10,534       19,539        36,259       54,831
Special charges                                                -           9,700          -           9,700
                                                            -------      -------       -------    ---------
   Operating profit                                          34,426       52,494       128,539      156,214
Interest and financing expenses                               5,996       11,046        18,762       34,205
Gain on sale of subsidiary                                     -            -             -          (5,871)
Other expense (income), net                                   1,851         (508)        1,773       (2,876)
                                                            -------      -------       -------    ---------
Income from continuing operations before income taxes        26,579       41,956       108,004      130,756
Income taxes                                                  4,085       21,990        34,868       53,636
                                                            -------      -------       -------      -------
Income from continuing operations                            22,494       19,966        73,136       77,120

Income from discontinued insurance operation
    (see note 9 on page 9)                                     -            -             -          90,483
                                                            -------      -------       -------      -------
Net income                                                   22,494       19,966        73,136      167,603
Preferred stock dividends                                        (3)          (3)           (9)          (9)
                                                            -------      -------       -------      -------
Net income applicable to common stock                    $   22,491   $   19,963    $   73,127   $  167,594
                                                            =======      =======       =======      =======

Earnings per share:
   Income from continuing operations                     $      .19   $      .17    $      .62   $      .65
   Income from discontinued insurance operation                   -            -             -          .77
                                                            -------      -------       -------      -------
   Net income                                            $      .19   $      .17    $      .62   $    1 .42
                                                            =======      =======
Shares used to compute earnings per share                   118,448      118,444       118,455      118,436
                                                            =======      =======       =======      =======

Cash dividends per share of common stock                 $     .125   $      .15    $      .40   $      .45
                                                            =======      =======       =======      =======

See accompanying notes to financial statements.



                                        ETHYL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars In Thousands)
                                                    (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30
                                                                                --------------------
                                                                                 1994          1993
                                                                                ------        ------

Cash and cash equivalents at beginning of year                               $  48,201     $ 162,988
                                                                               -------      --------
Cash flows from operating activities:
  Income from continuing operations                                             73,136        77,120
  Adjustments to reconcile income to cash flows from
    operating activities:
        Depreciation and amortization                                           42,719        93,321
        Working capital increases excluding cash and cash equivalents:
          Income tax payment on 1992 gain on sale of approximately
           20% of First Colony Corporation                                        -          (60,552)
          Other working capital increases                                       (8,892)      (53,759)
              Other, net                                                        (8,120)          817
                                                                               -------      --------
          Net cash provided from continuing operating activities                98,843        56,947
                                                                               -------      --------

Cash flows from investing activities:
  Capital expenditures                                                        (136,257)     (139,150)
  Acquisitions of businesses (net of $5,369 cash acquired)                        -         (125,431)
  Proceeds from sale of subsidiaries                                            60,500        10,000
  Other, net                                                                       719          (757)
                                                                               -------      --------
          Net cash used in investing activities of continuing operations       (75,038)     (255,338)
                                                                               -------      --------

Cash flows from financing activities:
  Additional long-term debt                                                     30,400       242,000
  Repayment of long-term debt                                                     -         (100,625)
  Cash dividends paid                                                          (47,376)      (53,274)
  Cash and cash equivalents of Albemarle Corporation spun off as a dividend
        on February 28, 1994                                                   (29,332)         -
  Other, net                                                                       260           751
                                                                               -------      --------
          Net cash  (used in) provided from financing activities
           of continuing operations                                            (46,048)       88,852
                                                                               -------      --------

Net cash used in continuing operations                                         (22,243)     (109,539)

Cash provided by discontinued insurance operation                                 -            5,148

                                                                               -------      --------
Decrease in cash and cash equivalents                                          (22,243)     (104,391)
                                                                               -------      --------

Cash and cash equivalents at end of period                                   $  25,958     $  58,597
                                                                               =======      ========

See accompanying notes to financial statements.



                     ETHYL CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                  (In Thousands Except Per-Share Amounts)
                                (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1994, the consolidated results of operations for the three and nine-month periods ended September 30, 1994 and 1993 and the consolidated cash flows for the nine-month periods ended September 30, 1994 and 1993. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1993 Annual Report. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

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

        The operating results of the predecessor businesses to what is now Albemarle are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the first two months in 1994 and the third quarter and first nine months in 1993.

        The September 30, 1994 consolidated balance sheet reflects the impact of the $399,957 reduction in retained earnings and a $4,143 foreign currency translation adjustment in connection with the distribution of the Albemarle stock. The following non-cash supplemental information is provided regarding the accounts of Albemarle spun off as a stock dividend, which aggregated $404,100 (including cash and cash equivalents of $29,332) on February 28, 1994:

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

        Long-term debt consists of the following:

                                                                                September 30     December 31
                                                                                    1994            1993
                                                                                ------------     -----------
        Variable-rate bank loans (average effective interest rates were
          4.2% for the nine-month period ended September 30,
          1994 and 3.6% for  the year 1993)                                       $100,000        $373,000
        9.8% Notes due 1998                                                        200,000         200,000
        Foreign bank borrowing (3.3 billion Belgian Francs,
          effective interest rate 6.96%)  due through 2000                            -             92,116
        8.6% to 8.86% Medium-Term Notes  due through 2001                           33,750          33,750
        Other                                                                         -              3,368
                                                                                  --------        --------
             Total long-term debt                                                  333,750         702,234
               Less unamortized discount                                            (1,036)         (1,192)
                                                                                  ________        --------
             Net long-term debt                                                    332,714         701,042
               Less current portion                                                   -            (14,056)
                                                                                  --------        --------
                                                                                  $332,714        $686,986
                                                                                  ========        ========

        A portion of the variable-rate bank debt and the entire foreign bank borrowing was included as part of the spin-off to Albemarle.

5. Special charges of $9,700 before income taxes for the third quarter and nine months of 1993 cover the costs of a work-force-reduction and early-retirement program.

6. At the end of the second quarter 1993, Ethyl sold its financial-services subsidiary, The Barclay Group, Inc., for $10,000 resulting in a gain of $5,871 before income taxes.

                      ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)


7. Income taxes on income from continuing operations for the three and nine-month periods ended September 30, 1993 include a nonrecurring deferred income tax charge of $2,347 and additional taxes of $1,535 on six-month earnings of the spun-off insurance operation both resulting from federal income-tax legislation, which increased the corporate income tax rate retroactive to January 1, 1993.

8. On September 15, 1994, Ethyl sold its pharmaceutical subsidiary, Whitby, Inc. for $60,500 resulting in a gain of $4,150 after income taxes.

9. The 1993 Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows reflect the Company's then approximately 80-percent interest in First Colony Corporation stock, which was spun-off on July 1, 1993. Accordingly, the results of First Colony Corporation prior to the spin-off are reported in the financial statements as a discontinued insurance operation.

        Income from the discontinued insurance operation included in the accompanying Consolidated Statements of Income consists of the following:

                                                   Six Months
                                                      1993
                                                   ----------
        Revenues                                     $737,137
        Benefits and expenses                         560,785
        Interest and financing expenses                 5,389
                                                      -------
        Income before income taxes                    170,963
        Income taxes                                   58,316
                                                      -------
        Net income                                    112,647
        Less provision for minority interest           22,164
                                                      -------
        Income from discontinued insurance operation $ 90,483
                                                      =======

10. On February 8, 1993, the Company completed the acquisition of Potasse et Produits Chimiques (PPC) from Rhone-Poulenc S.A., the Paris-based multinational chemical and pharmaceutical company. The transaction was financed with additional long-term debt of $122 million under the Company's revolving credit agreement. This business was included in the businesses spun-off to Albemarle.

                      ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)


11. The Company is providing the following pro forma information to enable the reader to obtain a meaningful understanding of the Company's results of operations. The pro forma condensed statements of income presented are for informational purposes only to illustrate the estimated effects of the distribution of Albemarle as if it had occurred on January 1, 1993.


 Condensed Statements of Income
(In thousands except earnings per share)

                                                                                          Third Quarter Ended September 30
                                                                                     ------------------------------------------
                                                                                                         1993
                                                                                     ------------------------------------------
                                                                                     Historical       Adjustments(i)  Pro Forma
                                                                                     ------------------------------------------
Net sales                                                                            $486,874          $(225,966)      $260,908
Cost of goods sold                                                                    336,525           (169,132)       167,393
                                                                                      -------            -------        -------
  Gross profit                                                                        150,349            (56,834)        93,515
Selling, general and administrative
  expenses                                                                             68,616            (26,215)        42,401
Research and development expenses                                                      19,539             (7,686)        11,853
Special charges                                                                         9,700             (7,700)         2,000
                                                                                      -------            -------        -------
  Operating profit                                                                     52,494            (15,233)        37,261
Interest and financing expenses                                                        11,046             (4,355)(ii)     6,691

Other (income), net                                                                      (508)               302           (206)
                                                                                      -------            -------        -------
Income before income taxes                                                             41,956            (11,180)        30,776
Income taxes                                                                           21,990             (6,641)(iii)   15,349
                                                                                      -------            -------        -------
Income after income taxes                                                            $ 19,966          $  (4,539)      $ 15,427
                                                                                      =======            =======        =======
Earnings per share (iv)                                                               $   .17                           $   .13
                                                                                       ======                            ======



                                                                       Nine Months Ended September 30
                                      -----------------------------------------------------------------------------------------
                                                          1994                                            1993
                                      -----------------------------------------      ------------------------------------------
                                      Historical      Adjustments(i)  Pro Forma      Historical       Adjustments(i)  Pro Forma
                                      -----------------------------------------      ------------------------------------------
Net sales                              $910,100        $(155,064)      $755,036      $1,451,740        $(668,453)      $783,287
Cost of goods sold                      599,940         (119,086)       480,854       1,029,897         (523,344)       506,553
                                        -------          -------        -------       ---------          -------        -------
  Gross profit                          310,160          (35,978)       274,182         421,843         (145,109)       276,734

Selling, general and administrative
  expenses                              145,362          (19,046)       126,316         201,098          (74,417)       126,681
Research and development expenses        36,259           (4,087)        32,172          54,831          (22,208)        32,623
Special charges                            -                -              -              9,700           (7,700)         2,000
                                        -------          -------        -------       ---------          -------        -------
  Operating profit                      128,539          (12,845)       115,694         156,214          (40,784)       115,430
Interest and financing expenses          18,762           (2,873)(ii)    15,889          34,205          (13,174)(ii)    21,031
Gain on sale of subsidiary                 -                -              -             (5,871)            -            (5,871)
Other expense (income), net               1,773              543          2,316          (2,876)             947         (1,929)
                                        -------          -------        -------       ---------          -------        -------
Income from continuing operations
  before income taxes                   108,004          (10,515)        97,489         130,756          (28,557)       102,199
Income taxes                             34,868           (4,239)(iii)   30,629          53,636          (14,653)(iii)   38,983
                                        -------          -------        -------       ---------          -------        -------
Income from continuing operations
  after income taxes                     73,136        $  (6,276)      $ 66,860      $   77,120        $ (13,904)      $ 63,216
                                        =======          =======        =======       =========          =======        =======
Earnings per share (iv)                 $   .62                         $   .57         $   .65                         $   .53
                                         ======                          ======          ======                          ======




11.      Continued



Introduction to Notes: Notes (i), (ii) and (iii) reflect a summary of the pro forma adjustments made to the historical condensed statements of income as if the distribution had occurred on January 1, 1993.

Notes:
(i) To eliminate the historical income and expenses of Albemarle for the respective periods presented.

(ii) To eliminate interest expense (net of capitalized interest) that would have been incurred by Albemarle on debt transferred to Albemarle.

(iii)   Includes the estimated income tax effects of the pro forma adjustments.

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

        At the close of business on February 28, 1994, the Company completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation (Albemarle). Consequently, Albemarle's results of operations are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the first two months of 1994 and the third quarter and first nine months of 1993. The Company's remaining businesses after the spin-off consisted of petroleum additives and pharmaceutical products. On September
15, 1994, Ethyl sold its pharmaceutical subsidiary, Whitby, Inc., placing
Ethyl solely in the petroleum additives business.

        Pro forma condensed statements of income are provided for the nine-month period ended September 30, 1994, and the third quarter and nine-month periods ended September 30, 1993, in Note 11 of Notes to Financial Statements for informational purposes to illustrate the estimated effects of the distribution of Albemarle stock, assuming the distribution had occurred as of January 1, 1993. The pro forma income statements include interest charges resulting from an assumed debt structure. The pro forma information presented is not necessarily indicative of the future results of operations of the Company or what the results of operations would have been had Albemarle operated as a separate independent company during the periods presented.

        On July 1, 1993, the Company completed the spin-off of its approximately 80% interest in First Colony Corporation (First Colony), which included the operations of First Colony Life Insurance Company and subsidiaries. Consequently, the results of operations of First Colony are reported in the 1993 financial statements as a discontinued insurance operation.


Results of Operations
Third Quarter 1994 Compared with Third Quarter 1993

        Net sales for the third quarter of 1994 amounted to $244.9 million, down $242.0 million (50%) from $486.9 million in 1993. The reduction in aggregate net sales was due almost entirely to the absence of Albemarle sales in the 1994 quarter versus the inclusion of $226.0 million of Albemarle sales in the 1993 quarter. Combined net sales of petroleum additives and pharmaceutical products for the third quarter of 1994 decreased $16.0 million (6%) from third quarter 1993 sales primarily due to lower shipments of lead antiknocks and lubricant additives. The decline was partially offset by higher prices of lead antiknocks as well as lubricant additives primarily in the U.S., and slightly higher shipments and prices of fuel additives. Pharmaceutical products sales decreased slightly due to lower shipments.

        Cost of goods sold of $158.1 million in 1994 decreased $178.4 million (53%) from $336.5 million in the 1993 quarter. The decline in aggregate cost of goods sold was due primarily to the absence of Albemarle cost of goods sold in 1994 versus the inclusion of $169.1 million of Albemarle cost of goods sold in the three months of 1993. Combined petroleum additives and pharmaceutical products cost of goods sold for the 1994 quarter decreased $9.3 million (6%) from the 1993 quarter due mainly to lower lubricant additives and lead antiknock shipments, slightly offset by higher shipments of fuel additives.

        Selling, general and administrative expenses, combined with research and development expenses, amounted to $52.4 million in the third quarter
1994, a decrease of $35.7 million (41%) from $88.1 million in the 1993 quarter. The reduction in aggregate expenses occurred primarily because of the absence of Albemarle expenses in the 1994 period versus the inclusion of Albemarle expenses of $33.9 million in the 1993 period. Selling, general and administrative expenses, including research and development expenses, for petroleum additives and pharmaceutical products in 1994 decreased $1.8 million (3%) from the 1993 quarter. The decrease reflects the effect of the work-force-reduction program implemented at the end of 1993, and the discontinuance of the pharmaceutical research operations of Whitby Research, Inc., at the end of 1993, largely offset by higher research and development expenses for lubricant and fuel additives and higher employee-related expenses in other areas.

        The $9.7 million special charges in the 1993 quarter covers provisions for a work-force-reduction and early-retirement program, of which $7.7 million related to the spun-off Albemarle businesses.

        Operating profit in the 1994 third quarter, which did not include any operating profit from Albemarle, decreased 34% from the 1993 third quarter, which included $15.2 million of operating profit of Albemarle. Operating profit for the combined petroleum additives and pharmaceutical products businesses in the 1994 quarter decreased 8% from the 1993 quarter. Most of the decrease resulted from the effects of lower shipments of lead antiknocks (reflecting fluctuations in shipping schedules) and lubricant additives, partially offset by higher lubricant additives profits reflecting higher selling prices, as well as improved pharmaceutical profit reflecting the year-end 1993 shutdown of Whitby Research.

        Interest and financing expenses in the 1994 quarter decreased 46% from the 1993 period. The reduction in aggregate interest expense occurred primarily because of the absence in the 1994 quarter of any interest on debt assigned to Albemarle versus the inclusion in the 1993 quarter of interest on such debt assigned to Albemarle. Interest expense amounted to $6.0 million in the 1994 quarter which was 10% lower than $6.7 million of interest and financing expenses in the 1993 quarter, assuming the spin-off had occurred on January 1, 1993. The decline results from a lower average interest rate in 1994 reflecting the effect of the early redemption of the Company's 9-3/8% sinking fund debentures in December 1993, partially offset by higher average debt outstanding during the 1994 period.

        Other expense, net, was $1.9 million in 1994 compared to other income, net, of $508 thousand in 1993. Other expense in 1994 reflects mainly various non-operating losses.

Income Taxes

        Income taxes in the 1994 quarter decreased 81% compared to the 1993 quarter, on a 37% decrease in pretax income from continuing operations, and
a lower effective tax rate (15.4% in 1994 versus 52.4% in 1993).   The 1994
effective tax rate included the beneficial effect of the sale of the Company's pharmaceutical products subsidiary (Whitby, Inc.) on September 15, 1994, which had a higher tax basis than book basis, while the 1993 effective tax rate reflected charges resulting from federal income tax legislation enacted in the third quarter of 1993 which increased the corporate income tax rate retroactive to January 1, 1993. (See Note 7 on Page 9)

Results of Operations
Nine Months 1994 Compared with Nine Months 1993

        Total net sales for the nine months of 1994 amounted to $910.1 million, down 37% from $1,451.7 million in 1993. The reduction in net sales resulted primarily from two months of Albemarle sales being included in 1994 versus nine months of Albemarle sales included in 1993.

        On a pro forma basis, assuming the distribution occurred on January 1, 1993, net sales for the first nine months of 1994 would have been $755.0 million, a decrease of 4% from the first nine months of 1993 sales of $783.3 million. The decrease was due to lower shipments of lubricant additives and lead antiknocks, partly offset by higher selling prices of lead antiknocks as well as lubricant additives primarily in the U.S. and lower shipments of pharmaceutical products. Lower selling prices of other fuel additives were more than offset by higher shipments.

        Cost of goods sold in 1994 decreased 42% from the 1993 period. The decline in aggregate cost of goods sold occurred primarily because of the inclusion of two months of Albemarle costs of goods sold in 1994 versus nine months included in 1993.

        On a pro forma basis, cost of goods sold would have been $480.9 million in 1994, down 5% from $506.6 million in the 1993 period. The decrease was due to lower shipments of lead antiknocks and lubricant additives. The net result of a 4% decrease in net sales and 5% decrease in cost of goods sold was that the gross profit margin on a pro forma basis increased to 36.3% in the 1994 period from 35.3% in the 1993 period.

        Selling, general and administrative expenses, combined with research and development expenses, amounted to $181.6 million in the first nine months of 1994, a decrease of 29% from $255.9 million in the 1993 period. The reduction in aggregate expenses occurred primarily because of the inclusion of two months of Albemarle expenses in 1994 versus the inclusion of nine months of such expenses in 1993.

        On a pro forma basis, selling, general and administrative expenses, including research and development expenses, would have been $158.5 million in the 1994 period, down 1% from $159.3 million in the 1993 period.
The decrease reflects primarily the effect of the discontinuance of the pharmaceutical research operations of Whitby Research, Inc., at the end of 1993 and the work-force-reduction program implemented at the end of 1993, as well as lower charges related to relocation of research and development operations to Richmond, Virginia, partially offset by higher employee-related expenses. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 21.0% in 1994 from 20.3% in the 1993 period.

        The $9.7 million of special charges in the 1993 period covers provisions for a work-force- reduction and early-retirement program, of which $7.7 million related to the spun-off Albemarle businesses.

        Operating profit in the 1994 period decreased 18% from the 1993 period, but included two months' operating profit of Albemarle ($12.8 million) in 1994 compared with nine months' operating profit of Albemarle ($40.8 million) in 1993.

        On a pro forma basis, operating profit in the 1994 period would have shown an increase of less than 1% from the 1993 period. Higher profit in lubricant additives, reflecting lower costs and expenses, as well as higher pharmaceuticals profit reflecting the year-end 1993 shutdown of Whitby Research, Inc., was substantially offset by lower fuel additives profit due to lower margins and higher research and development expenses and a decrease in lead antiknock profit. The lower lead antiknock profit reflects the impact of lower shipments due to shipping schedules, partly offset by the benefit of higher selling prices.

        Interest and financing expenses in 1994 decreased 45% from the 1993 period reflecting the inclusion of interest on debt transferred to Albemarle for two months in 1994 versus the inclusion of such interest for nine months in 1993. On a pro forma basis, interest and financing expenses would have been $15.9 million, or (24%) lower than in 1993 due to a higher amount of interest capitalized in 1994 and a lower average interest rate in 1994 versus 1993 due to the early redemption of the Company's 9-3/8% sinking fund debentures in December 1993, partially offset by higher average debt outstanding during the 1994 period.

        Other expense, net, was $1.8 million in 1994 versus income of $2.9 million in 1993. On a pro forma basis, other expense, net, in 1994 would have been $2.3 million compared with $1.9 million in other income, net, in 1993 reflecting various non-operating items in 1994 as well as less interest income than in the 1993 period.

Gain on Sale of Subsidiary

        The Company realized a pretax gain of about $5.9 million on the sale of a financial-services subsidiary in the second quarter of 1993.

Income Taxes

        Income taxes in the 1994 period decreased 35% compared to the 1993 period, reflecting a 17% decrease in pretax income from continuing operations as well as a lower 1994 effective tax rate (32.3% in 1994 versus 41.0% in 1993). On a pro forma basis, income taxes in 1994 would have shown a decrease of 21% from the 1993 period on a 5% reduction in pretax income and a lower effective income tax rate in the 1994 period (31.4% in 1994 versus 38.1% in 1993). The lower 1994 effective income tax rate primarily reflects the tax benefit on the sale of Ethyl's pharmaceutical subsidiary, Whitby, Inc., which had a higher tax basis than book basis, while 1993 includes additional taxes resulting from federal income tax legislation in 1993 which increased the corporate income tax rate retroactive to January 1, 1993. (See Note 7 on Page 9)

Discontinued Operation - Insurance

        The Company spun off its approximately 80% interest in First Colony on July 1, 1993, and accordingly no income from the insurance operation was reported in the 1994 period, whereas $90.5 million was reported in the 1993 period.

Financial Condition and Liquidity

        Cash and cash equivalents at September 30, 1994, were about $26.0 million which represents a decrease of about $22.2 million from $48.2 million at year-end 1993. The decline primarily reflects the effect of the spin-off of Albemarle at the close of business on February 28, 1994, whereby $29.3 million in cash and cash equivalents was included as part of the dividend.

        Cash flows were more than sufficient to cover operating activities in the nine months of 1994, including a working capital increase of $8.9 million.

        Cash flows from operating activities of $98.8 million, together with $30.4 million in additional long-term debt and the $60.5 million proceeds from the sale of Whitby, Inc. on September 15, 1994, were used to cover capital expenditures of $136.3 million and cash dividends to shareholders of $47.4 million. A reduction of $29.3 million in cash and cash equivalents occurred as part of the spin-off of Albemarle on February 28, 1994. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations and make dividend payments to shareholders.

        The non-current portion of the Company's long-term debt amounted to $332.7 million at September 30, 1994, compared to $687 million at the end of 1993. The decrease reflects $384.9 million of debt transferred in connection with the spin-off of Albemarle Corporation, partly offset by a $30.4 million net increase in long-term debt by Ethyl subsequent to the spin-off. The long-term debt to total capitalization ratio was 46.4% on September 30, 1994, versus 47.7% at December 31, 1993, prior to the spin-off of Albemarle.

        The Company's capital expenditures in 1994 are expected to be at a lower level than in 1993 reflecting mainly the effect of the spin-off of Albemarle. Capital expenditures in 1994 are expected to be at a much lower rate in the last half of 1994 than in the first half, reflecting the completion of one major construction project and the near completion of another. The capital spending will be financed with a combination of cash flows from operations and additional long-term debt. The amount and timing of additional borrowing will depend on the Company's specific cash requirements.

Recent Developments

        Ethyl continues to pursue vigorously its long-term effort to obtain a waiver from the U.S. Environmental Protection Agency (EPA) for the use of HiTEC 3000 performance additive (MMT), a manganese-based fuel additive, in unleaded gasoline. Following the EPA's most recent denial of Ethyl's application for a waiver, the Company filed an appeal on July 14, 1994, with the U.S. Court of Appeals for the District of Columbia Circuit seeking relief from the EPA's actions, which fly in the face of numerous scientific submissions demonstrating the additive's value in boosting engine performance and contributing to a cleaner environment. It is anticipated that the Court will hear oral arguments in Ethyl's appeal on January 13, 1995, and that a decision will be made before the Court's term ends in early June.

        In the meantime, in Canada, the Motor Vehicle Manufacturers Association of Canada (MVMA) has threatened to alter engine diagnostic systems or limit or even void warranty coverage for consumers using gasoline containing MMT.
Ethyl believes that this action is being threatened without evidence to back MVMA's claims or proper consideration for the environmental impact of such action. MMT is an environmentally beneficial fuel additive which has been used successfully in unleaded gasoline in that country for more than 17 years, that is responsible for a 20-percent reduction in Canadian levels of nitrogen oxide emissions from automobiles as well as reductions in benzene and other dangerous emissions.

Ethyl has urged the Canadian government not to take any action against MMT that clearly would result in an immediate harmful impact to the environment. Even the U.S., EPA's own assessment of MMT recognizes that "favorable health and environmental effects result from changes in gasoline composition associated with the Additive..." At this time, the Company cannot determine whether any of the threatened actions by MVMA will come to pass, or what impact any such action would have on the sales of MMT in Canada.

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings


        Previous Form 10-K filings have made reference to a product liability suit brought in 1992 against Ethyl, another chemical company and various real estate interests in a Minnesota state court. This suit alleged that two Minneapolis children were injured by ingesting soil and dust containing lead from peeling paint and automotive emissions. The real estate defendants paid the plaintiffs to end the litigation premised on leaded paint. Ethyl and the other chemical company, however, refused to pay the plaintiffs anything whatsoever and vigorously defended against claims based on leaded gasoline. In August 1994, the plaintiffs decided simply to abandon the litigation against Ethyl and the other chemical company. The suit was then dismissed with prejudice.


ITEM 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits - Exhibit 27 Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.





                                             ETHYL CORPORATION
                                               (Registrant)







Date:  November 4, 1994                      By:  s/ Charles B. Walker
                                             Vice Chairman of the Board,
                                             Chief Financial Officer
                                             and Treasurer
                                             (Principal Financial Officer)



Date:  November 4, 1994                      By:  s/ David A. Fiorenza
                                             Vice President,
                                             Finance and Controller
                                             (Principal Accounting Officer)