Form 10-K
ETHYL CORP
filed 1995-03-30
CIK 33656

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                   OR
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

Yes    X      No


Aggregate market value of voting stock held by non-affiliates of the registrant
as of December 31, 1994:       $ 937,696,596.38.*

Number of shares of Common Stock outstanding as of December 31, 1994:
118,434,401.


* In determining this figure, an aggregate of 21,011,378 shares of Common Stock reported in the registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded because the shares are held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on December 31, 1994, as reported by The Wall Street Journal.



                  DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ethyl Corporation's Annual Report to Shareholders for the year ended December 31, 1994 (the "Annual Report"), are incorporated by reference into Parts I, II and IV of this Form 10-K.



2. Portions of Ethyl Corporation's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                   PART I

Item 1. BUSINESS

DESCRIPTION OF BUSINESS

   Ethyl Corporation (the "Company") is incorporated in Virginia and is a major manufacturer and blender of petroleum additives. Petroleum additives products include additives for gasoline, diesel fuels, and home heating oils, as well as additives for passenger-car and diesel crankcase lubricants including railroad engine oil additives, automatic transmission fluids and lubricants for gears, hydraulic and industrial equipment.

   During 1994 and 1993, the Company completed certain actions in positioning itself as a highly focused maker and marketer of petroleum additives to customers around the world. On September 15, 1994, the Company sold its wholly owned pharmaceuticals subsidiary, Whitby, Inc., which markets and distributes finished pharmaceuticals. Earlier in the year, the Company completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation (Albemarle), at the close of business on February 28, 1994, which included the operations of the olefins and derivatives, bromine chemicals and specialty chemicals businesses. The results of both the pharmaceuticals subsidiary and Albemarle are included in the consolidated financial statements in Ethyl's annual report through those dates.

   The Company also completed the tax-free spin-off of its approximately 80% interest in First Colony Corporation (First Colony) on July 1, 1993, which includes the operations of First Colony Life Insurance Company and subsidiaries, which engage primarily in writing life insurance and annuities.

   The completion of these transactions places the Company solely in the petroleum additives business with approximately 1,500 employees.

   The following discussion of the Company's businesses as of December 31, 1994, should be read in conjunction with the information contained in the "1994 Financial Review" section of Ethyl's Annual Report as of December 31, 1994, referred to in Item 7 below.

PRO FORMA financial information to help explain Ethyl's comparative results of operations as if the spin-off of Albemarle had occurred January 1, 1993, is shown in the footnotes to the Annual Report and is incorporated herein by reference thereto.

   The Company manufactures and blends a broad range of performance enhancing additives for motor fuels and lubricating oils. Most sales of fuel additives for gasoline, diesel fuels and heating oils are sold directly to petroleum refiners and marketers, terminals and blenders. Lubricant additive packages are sold directly to companies producing finished oils and fluids in the United States and throughout the world.
The processes and technology for most of Ethyl's products were developed in the Company's research and development laboratories, although some technology was obtained from acquired businesses.

   The Company manufactures and blends a majority of its lubricant additives and nonantiknock fuel additives products in the United States and also has manufacturing and blending facilities in Belgium and Canada, and obtains other products under long-term supply agreements (discussed on page
15). The Company obtains its lead antiknock fuel additives products under a long-term supply agreement with Octel (discussed on page 5) and its manganese based antiknock fuel additive product under a long-term supply agreement with Albemarle (discussed on pages 6 and 20).

   The Company operates in a highly competitive environment. Some market areas involve a significant number of competitors, while others involve only a few. The competitors are both larger and smaller than the Company in terms of resources and market shares. Competition in connection with all of the Company's products requires continuing investments in research and development of new products or leading technologies, in continuing product and process improvements and in providing specialized customer services.

   The Company conducts its worldwide petroleum additives operations in two groups of products: lubricant additives and fuel additives. Lubricant additives extend the useful life of an oil, and help the lubricant provide protection against wear and corrosion of metallic parts, protect seals, withstand extremely high temperatures and pressures, and increase the adhesion of oils to metallic parts. Lubricant additives are used in oils, fluids and greases for over-the-road and off-highway vehicles, aircraft, power tools, marine, railroad, industrial and other equipment, machinery and processes requiring lubrication. Fuel additives increase the quality of gasolines and diesel fuel by raising the level of octane and cetane, respectively, retain the quality of fuel over time, maintain engine cleanliness, protect metals, reduce friction and wear and reduce emissions. Fuel additives are used by the refiners to meet imposed regulations and standards. Fuel additives are also used in fuels for over-the-road and off-highway vehicles, piston and jet aircraft, railroad, marine and other gasoline, diesel or synfuel powered engines as well as home heating oil.

   The lubricant additive products include (i) engine oil additive packages for passenger car motor oils for gasoline engines, heavy-duty diesel oils for diesel powered vehicles, diesel oils for locomotive, marine and stationary power engines and oils for two-cycle engines, (ii) specialty additive packages for automatic transmission fluids, automotive and industrial gear oils, hydraulic fluids and industrial oils, and (iii) components for engine oil and specialty additive packages such as antioxidants to resist high-temperature degradation, antiwear agents to protect metal surfaces from abrasion, detergents to prevent carbon and varnish deposits from forming on engine parts, dispersants to keep engine parts clean by suspending insoluble products of fuel combustion and oil oxidation, friction reducers to facilitate movement, pour point depressants to enable oils to flow at cold temperatures, and corrosion inhibitors to protect metal parts.

    Gasoline fuel additive products include lead and manganese antiknock compounds to increase octane and prevent power loss due to early or late combustion (engine knock); hindered phenolic antioxidants to prevent thermal degradation during storage and transport; corrosion inhibitors to prevent failures during fuel storage and pumping; and detergent packages to keep carbon deposits from forming on fuel injectors, intake valves or carburetors and in combustion chambers.

   Lead antiknock compounds, which are sold worldwide to petroleum refiners, remain one of the Company's largest product lines. The Company estimates that it accounts for approximately one-third of the total worldwide sales of lead antiknock compounds.

   Lead antiknock compounds have been subject to regulations restricting the amount of the product that can be used in gasoline in the United States since the 1970s and in Canada since 1990. The North American market for these products in motor vehicles has effectively been eliminated, but the market for their use in piston aircraft and certain other applications has remained at about the same level for years and is expected to remain stable. As the Company has forecasted and planned, the market for lead antiknock compounds in other major markets, particularly Western Europe, continues to decline as the use of unleaded gasoline grows.

   On a consolidated basis, including operations of spun-off businesses while they were part of Ethyl, the contribution of lead antiknock compounds to the Company's net sales was about 22% in 1994, 13% in 1993 and about 16% in 1992. The lead antiknock profit contribution to the Company's consolidated operating profit, excluding allocation of corporate expenses, is estimated to have been 56% in 1994, 49% in 1993 and 50% in 1992. Excluding a 1994 environmental charge, the 1994 lead antiknock consolidated profit contribution would have been about 58%. Excluding the 1993 costs related to the planned cessation of lead antiknock compound production at the Company's Canadian subsidiary's plant, the 1993 lead antiknock consolidated profit contribution would have been about 52%.

   On a PRO FORMA basis, excluding the spun-off businesses, the contribution of lead antiknock compounds to net sales would have been 25% in 1994 and 1993 and 32% in 1992. On a PRO FORMA basis, the contribution to operating profit would have been 60% in 1994, 70% in 1993 and 79% in 1992. In recent years, the Company has been able to offset a continuing decline in shipments of lead antiknock compounds with higher margins due primarily to increases in selling prices. Any further decline in the use of lead antiknocks would adversely affect such sales and profit contributions unless the Company can offset such declines with increased margins.

   Prior to March 1994, the Company produced some of its lead antiknock compounds in its subsidiary's Canadian plant, and prior to July 1994 the Company obtained additional quantities under a supply agreement with E.I. DuPont de Nemours & Company. On January 11, 1994, the Company announced an agreement with The Associated Octel Company Limited ("Octel") of London, England, under which Octel has agreed to allocate a portion of its production capacity of lead antiknock compounds to the Company for sale and distribution through the Company's worldwide network, and as a result the Company's Canadian subsidiary ceased production of lead antiknock compounds near the end of March 1994. The Octel agreement continues as long as the Company determines that a market continues to exist for lead antiknock compounds. Under the agreement with Octel, which is cancellable at the Company's option with no minimum purchase obligations, the Company has the right to purchase from Octel antiknock compounds which the Company estimates will be sufficient to cover its needs in any contract year. Purchases are at a fixed initial price per pound with periodic escalations and adjustments.

   In addition to the supply agreement, Octel and the Company have agreed that Ethyl will distribute for Octel any of its lead antiknock compounds that are shipped in bulk in ocean going vessels.

   The Company believes the agreements with Octel will assure the Company of an ongoing efficient source of supply for lead antiknock compounds as the worldwide demand for these products continues to decline. It does not anticipate that the cessation of its Canadian subsidiary's antiknock operations and the entry into the Octel supply agreement will adversely affect its relations with its customers, nor will these changes have a material effect on its future results of operations. The Company and Octel continue to compete vigorously in sales and marketing of lead antiknock compounds.

   The Company also sells manganese-based antiknock compounds, HiTEC (register mark) 3000 performance additive (MMT), which are used in unleaded gasoline primarily in Canada and are manufactured by Albemarle under a long-term supply contract with Ethyl. The Company conducted extensive testing of this product prior to filing a request in 1990 for a fuel-additive waiver from the United States Environmental Protection Agency (the "EPA") which is required in order to begin marketing the additive for use in unleaded gasoline in the United States. The Company voluntarily withdrew its waiver application in November 1990 after public hearings and detailed exchanges of information with the EPA, when the EPA raised several health and environmental questions near the end of the 180-day statutory review period. The Company continued testing and filed a new waiver request in July 1991, followed by additional public hearings and detailed exchanges of information with the EPA.

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

    On November 30, 1993, the EPA determined that emissions data contained in the Company's application satisfy all Clean Air Act standards, but reported that it was not able to complete its assessment of the overall public health implications of manganese. The Company and the EPA mutually agreed to an 180-day extension, subsequently extended for an additional six weeks, to resolve this last remaining issue.

    In July 1994, the EPA refused to grant the waiver for the use of the additive in unleaded gasoline, finding that there was insufficient data to alleviate its concerns about the overall public health implications of manganese despite their own statements about favorable health effects. The Company filed an appeal in July 1994, with the United States Court of Appeals for the District of Columbia Circuit seeking relief from the EPA's actions. The Court heard oral arguments in Ethyl's appeal on January 13, 1995, and it is anticipated that a decision will be made before the Court's term ends in early June.

     In a related matter, Ethyl is awaiting the establishment of a briefing schedule in a lawsuit challenging the EPA's July 13, 1994, determination that Ethyl must complete additional manganese health testing before it can obtain a "registration" under the Clean Air Act for sale of MMT as an unleaded gasoline fuel additive. Based on the long history of use of MMT in the U.S., Ethyl maintains that MMT is currently registered for use in unleaded gasoline as well as in leaded gasoline.

     In the meantime, in Canada, the federal government is examining claims made by the Motor Vehicle Manufacturers Association of Canada ("MVMA") about MMT's compatibility with automobile exhaust emissions systems. Ethyl believes that the MVMA has made its claims without the support of credible study or test data. The Company has joined the Canadian Petroleum Producers Association in calling for an independent panel to review the merits of the additive. The Canadian government is still studying this proposal.

     Ethyl is also working with the government of British Columbia and a task force of the Canadian Council of Ministers of the Environment, which both have initiated consultations with gasoline refiners, automobile manufacturers and others with respect to the potential development of new vehicle emission and efficiency standards and fuel formulations.

   The Company has shared with Canadian federal and provincial governments extensive test data demonstrating that the additive, which has been used in almost all unleaded Canadian gasoline for nearly 18 years, provides vital environmental benefits including significant reductions in smog-causing automobile emissions of nitrogen oxides as well as reductions in benzene and other dangerous emissions.

   The Company also produces diesel fuel additive products, including cetane improvers for consistent combustion and power delivery; amine stabilizers and hindered phenolic antioxidants to prevent degradation during storage and transport; cold flow improvers to enhance fuel pumping under cold-weather conditions; detergent packages to keep carbon deposits from forming on fuel injectors and in combustion chambers; dyes for fuel identification and leak detection; lubricity agents; and a conductivity modifier to neutralize static charge build-up in fuel and products for home heating oils.

   Major raw materials used by the Company include process oil, polybutene, olefins, phosphorus pentasulfide, 2-ethyl-1-hexanol, amines and polypropene, as well as electricity and natural gas as fuels, which are purchased or provided under supply contracts at prices the Company believes are competitive.

   Recent product developments include formulated additive packages for meeting new industry specifications for passenger car motor oils, gear oils, and gasoline protecting intake valve systems. The Company continues to review its product lines as a part of a major ongoing effort to expand and improve the product lines and expand geographic distribution of petroleum additives products. The market for lubricant additives has been experiencing significant changes as a result of market and regulatory demands. The demands for better fuel economy, reduced emissions and cleaner oils have led to new equipment design and more stringent performance requirements. Such requirements mean reformulation of many products, new product development and more product qualification tests.

   To maintain and enhance a responsive worldwide product supply network for its petroleum additives, Ethyl has been constructing major new manufacturing capacity for some products and expanding manufacturing capacity for other products. Some of the new capacity will replace the manufacturing capacity of products produced under contract for Ethyl by Amoco Petroleum Additives Company. The three-year product supply contract has been in effect since mid-1992, when Ethyl acquired Amoco's petroleum additives business. Certain of the new, more efficient facilities were started up in late 1994, at Sauget, Illinois, and Natchez, Mississippi; while others are being started up in early 1995 at Houston, Texas, and Feluy, Belgium.

Research and Patents

   The Company's research and development staff activities consist primarily of research and development activities, and the balance of activities are related to technical services support to customers, testing of existing products, cost reduction, quality improvement and environmental studies. Substantially all of such activities were sponsored by the Company.

   On a consolidated basis, including the operations spun off, the Company spent approximately $83 million, $127 million, and $112 million in 1994, 1993 and 1992, respectively, on research, development and testing expenses, of which approximately $50 million, $76 million and $74 million in 1994, 1993 and 1992, respectively, qualified as research and development expense under the technical accounting definition. Most of the research and development expense was related to the Company's specialty chemicals (now a part of Albemarle) and petroleum additives operations.

   On a PRO FORMA basis, the Company spent approximately $74 million, $76 million and $63 million in 1994, 1993 and 1992, respectively, on research, development and testing expense, of which approximately $46 million, $45 million and $42 million in 1994, 1993 and 1992, respectively, qualified as research and development expense under the technical accounting definition. Most of the research and development expense was related to the Company's petroleum additives operations, but a small portion was related to design and development of new drug molecules by Whitby Research prior to the decision to discontinue pharmaceutical research in December 1993.

   The Company owns approximately 800 active United States and foreign
patents with over 400 patents pending.    Some of these patents are
licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is considered to be adequate for the conduct of its business.

Environmental Requirements

   The Company is subject to Federal, state and local requirements regulating the handling, manufacture or use of materials (some of which are classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. It is the Company's policy to comply with these requirements and to provide workplaces for employees that are safe, healthy and environmentally sound work environments which will not adversely affect the safety, health or environment of communities in which the Company does business. The Company believes that as a general matter its policies, practices and procedures are properly designed to prevent any unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business.

   The Clean Air Act Amendments of 1990 ("the Amendments") became Federal law on November 15, 1990. While the EPA issued certain detailed requirements in March 1994, several of the states, including the states where the Company has its major facilities, are still in the process of completing and implementing definitive regulations, interpreting the Amendments and establishing detailed requirements. Therefore, the Company is unable at this time to make any detailed assessment of the effect of the Amendments on its earnings or operations. However, based on discussions the Company's environmental staff have had with the states, the Company does not expect the impact on financial position, liquidity or results of operations to be material.

   Among other environmental requirements, the Company is subject to the Federal Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state laws, under which the Company has been designated as a potentially responsible party ("PRP") which may be liable for a share of the costs associated with cleaning up various hazardous waste sites, some of which are on the EPA's Superfund national priority list. Although, under some court interpretations of these laws, a PRP might have to bear more than its proportional share of the cleanup costs if appropriate contributions from other PRPs are not able to be obtained, the Company has been able to demonstrate it is only a minor participant at all but two of the sites where Ethyl has been named a PRP. Also, the Company has settled or substantially resolved its share of liability related to certain sites (including the two largest ones) and generally has not had to bear significantly more than its proportional share in multiparty situations. Further, almost all of the sites, including the two largest, represent environmental issues that are quite mature and that have been investigated, studied and in many cases, including the two largest ones, the remediation methodology and proportionate shares of each PRP have been substantially established and the financial viability of the other PRP's is reasonably assured. Therefore, point estimates for remediation and monitoring costs had been accrued previously. At one of the largest sites, the remediation is substantially complete. The other is partly remediated. At these and certain other sites, the remediation and/or monitoring probably will continue for extended periods of time. The estimated remaining remediation and post remediation monitoring costs have been substantially provided for, with the remaining unaccrued amounts being immaterial, after considering expected insurance recoveries. In DE MINIMIS PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In minor PRP matters other than those that are DE MINIMIS, the Company's records indicate that unresolved exposures are not material individually or in the aggregate to Ethyl's financial statements.

   At the Company's former Baton Rouge plant manufacturing site, which is partially occupied by the Company's former process development center now owned and occupied by another corporation on land under lease from the Company, the Company has been conducting monitoring, containment and remediation activities for a number of years, including monitoring, containment and remediation of groundwater contamination. The Company continues to evaluate options with respect to the overall environmental situation, including the extent and duration of continued monitoring, appropriate containment and potential alternate remediation activities at the site to the extent necessary, as well as further possible commercial uses of the site.

   The Company reviews the status of significant existing or potential environmental issues, including Superfund sites and current and former plant sites, accrues and expenses its proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14 and adjusts reserves, as appropriate, on the basis of additional information. The Company believes that the costs of remediation of current sites, which will occur over an extended period of time, will not have a material adverse impact on its consolidated financial position but possibly could have a material effect, when ultimately resolved, on results of operations in a given period.

   Compliance with government pollution-abatement and safety regulations usually increases operating costs and requires remediation costs and investment of capital that in some cases produces no monetary return. Consolidated operating and remediation costs charged to expense were $31 million in 1994, $61 million in 1993 and $51 million in 1992 (excluding depreciation of previous capital expenditures). On a PRO FORMA basis, operating and remediation costs were approximately $24 million (which includes the $8.0 million environmental special charge) in 1994, $13 million in 1993 and $12 million in 1992 and are expected to be somewhat higher in the next few years than in 1993 and 1992. The ongoing costs of operations were about $11 million in 1994 and $6 million in 1993 and 1992, with the balance representing remediation and monitoring costs incurred or accrued. Consolidated capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were about $16 million, $30 million and $29 million in 1994, 1993 and 1992, respectively. On a PRO FORMA basis, such expenditures were $14 million in 1994, $4 million in 1993 and $7 million in 1992. For each of the next few years, capital expenditures for these types of projects are likely to decrease somewhat from current levels reflecting a generally lower capital expenditures program. Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to
(i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary, and (iii) the possibility that emerging technology will change remediation methods and reduce remediation and monitoring costs.

FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

   The Company's remaining operations, as of December 31, 1994, are in petroleum additives. Geographic area information for the Company's operations for the three years ended December 31, 1994, is presented in the Annual Report to Shareholders (Annual Report) on pages 24 and 25 (and the related notes on page 26) and is incorporated herein by reference.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

   Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 1994, is set forth in the Annual Report on pages 24 and 25 and in Notes 1, 3, 4, 13, 15, 16 and 18 of the Notes to the Financial Statements on pages 33, 34, 36, 38, 39, 40, 41, 42 and 43 and is incorporated herein by reference. See also information as to the Company's foreign lead antiknock compounds business under "DESCRIPTION OF BUSINESS" above.

   Export sales from the United States to non-affiliates may be made worldwide but are made primarily in the Far East, Latin America and Europe. Foreign unaffiliated sales are made primarily in Europe, Canada, the Far East and the Middle East.

   The Company's foreign manufacturing facilities and laboratories are in European and Asian countries with stable economies from which repatriation of earnings has been successful. Product sales in other areas are normally paid for through letters of credit or are prepaid. Customer relationships mainly consist of financially viable governmental organizations and large private companies.

   The Company attempts to limit its exposure to changing foreign currency exchange rates primarily through operational actions. The Company both manufactures and purchases products from certain foreign companies giving it a cost basis to offset its revenue exposures in its foreign operations. The foreign currency exposure risk has been relatively low. Since the Company's policy is to monitor its exposures and keep them at a minimum, the practice of using external hedging transactions is used infrequently.

Item 2.  PROPERTIES

   The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

              LOCATION                           PRINCIPAL OPERATIONS
    Bracknell, Berkshire, England        Research and testing activities

    Feluy, Belgium                       Production of lubricant additives

    Houston, Texas                       Production of lubricant additive
                                         dispersants and blends and other
                                         petroleum additives

    Natchez, Mississippi                 Production of lubricant additives,
                                         mainly detergents

    Orangeburg, South Carolina           Production of fuel additives, including
    (Leased Land)                        diesel fuel cetane improver

    Richmond, Virginia                   Research and testing activities

    Sarnia, Ontario, Canada              Production of  lubricant additives,
                                         cold flow improvers and diesel fuel
                                         cetane improver

    Sauget, Illinois                     Production of lubricant additives,
                                         including detergents, dispersants,
                                         antioxidants, antiwear agents,
                                         crankcase packages, transmission and
                                         gear packages and friction reducers

   The Company receives its lead antiknock compounds under a long-term supply agreement with Octel, as discussed on Page 5. The Company receives its MMT under a long-term supply agreement with Albemarle, as discussed on pages 6 and 20.

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

   The Company is partially replacing the manufacturing capacity of Amoco's Wood River, Illinois, lubricant and fuel additives plant from which the Company currently is receiving products under a supply agreement that runs until June 30, 1995. Some of the new and more efficient replacement facilities started up in late 1994 at Sauget, Illinois, and Natchez, Mississippi. Additional new and more efficient facilities are scheduled for start-up in 1995 at Houston, Texas, and Feluy, Belgium.

   The Company also receives certain other miscellaneous products under various term supply contracts.

   The Company believes that its plants, including approved expansions, as well as contract manufacturing under long-term supply agreements, are more than adequate to meet projected sales levels. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

   The Company owns its corporate headquarters offices in Richmond, Virginia, and its regional offices in Bracknell, Berkshire, England. The Company leases its regional offices in Brussels, Belgium;
Mississauga, Ontario, Canada; Sydney, Australia; Singapore; and Tokyo, Japan, as well as various sales and other offices.

   Research and product-development activities at St. Louis, Missouri, have been phased out and replaced with the $70-million lubricant and fuel additives research and product-development facility in Richmond, Virginia. All expenses in connection with the discontinuance of the St. Louis operations have been fully provided for.

Item 3.  LEGAL PROCEEDINGS

   The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and product liability litigation. Previous Form 10-K filings have made reference to a product liability suit brought in 1992 against Ethyl, another chemical company and various real estate interests in a Minnesota state court. This suit alleged that two Minneapolis children were injured by ingesting soil and dust containing lead from peeling paint and automotive emissions. The real estate defendants paid the plaintiffs to end the litigation premised on leaded paint. Ethyl and the other chemical company, however, refused to pay the plaintiffs anything whatsoever and vigorously defended against claims based on leaded gasoline. In August 1994, the plaintiffs decided simply to abandon the litigation against Ethyl and the other chemical company. The suit was then dismissed with prejudice.

   While it is not possible to predict or determine the outcome of the proceedings presently pending in other cases, in the Company's opinion they will not ultimately result in any liability that would have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY

   The names and ages of all executive officers of the Company, as of March 25, 1995, are set forth on the following pages. The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders meeting (April 13, 1995). All of such officers have been employed by the Company for at least the last five years, with the exceptions of Thomas E. Gottwald, who rejoined the Company August 1, 1991, following two years as General Manager of Tredegar Film Products, a division of Tredegar Industries, Inc., which was spun off to Ethyl shareholders in mid-1989, following assignments with Ethyl in Corporate Business Development and Strategic Planning; and Christopher Hicks, who joined the Company on May 1, 1994, after five years as a partner in the Washington law firm of Anderson, Hibey & Blair, three years as general counsel of the U.S. Department of Agriculture, and five years on the White House staff, including service as deputy assistant to the President.


        Name                  Age             Office


   *Bruce C. Gottwald          61    Chairman of the Board and
                                     of the Executive
                                     Committee, Chief
                                     Executive Officer,
                                     Director

   *Floyd D. Gottwald, Jr.     72    Vice Chairman of the
                                     Board, Director

   *Charles B. Walker          56    Vice Chairman of the Board, Chief
                                     Financial Officer and Treasurer, Director


   *Thomas E. Gottwald         34    President and Chief Operating Officer,
                                     Director

   *William M. Gottwald, MD    47    Senior Vice President , Director

    E. Whitehead Elmore        56    Special Counsel to the Company's Executive
                                     Committee and Corporate Secretary

    Sampson H. Bass, Jr.       65    Vice President - Secretary to the
                                     Executive Committee

    David A. Fiorenza          45    Vice President - Finance
                                     and Controller

    Christopher Hicks          44    Vice President - Government Relations

    C. S. Warren Huang         45    Vice President - Research and Development

    Donald R. Lynam            56    Vice President - Air Conservation

    Steven M. Mayer            52    Vice President and General Counsel

    Ian A. Nimmo               53    Vice President - Lubricant Additives

    Henry C. Page, Jr.         56    Vice President - Human Resources

    Newton A. Perry            52    Vice President - Fuel Additives

    A. Prescott Rowe           57    Vice President - External Affairs

* Member of the Executive Committee

Floyd D. Gottwald, Jr., and Bruce C. Gottwald are brothers.   William M.
Gottwald, MD, is a son of Floyd D. Gottwald, Jr. Thomas E. Gottwald is a son of Bruce C. Gottwald.

Certain Agreements Between Albemarle and Ethyl

   At the close of business on February 28, 1994, ("the Distribution Date") Ethyl Corporation distributed to its common stock shareholders all of the common stock ("the Distribution") of Albemarle Corporation ("Albemarle"). These businesses which are now Albemarle in the past engaged in numerous transactions with Ethyl. Although Ethyl continues to provide certain support services to Albemarle, and Albemarle provides certain support services to Ethyl, most of such services are expected ultimately to be discontinued. In addition to these services, for a more extended period of time, Albemarle will continue to provide services to Ethyl at Orangeburg, South Carolina, and Feluy, Belgium, and Albemarle and Ethyl will continue to exchange services at Houston, Texas.

Orangeburg, South Carolina, Agreements

   The Orangeburg, South Carolina, plant includes facilities for the production of petroleum additives. After the Distribution on February 28, 1994, Albemarle began operating for Ethyl certain facilities owned by Ethyl that produce petroleum additives ("the Orangeburg Additives Facility") for a period of 10 years, with an option by Ethyl to extend for an additional 10 years. Albemarle owns the land on which Ethyl's Orangeburg Additives Facility is located. In conjunction with Albemarle's operation of the Orangeburg Additives Facility for Ethyl, Albemarle leases the land to Ethyl for a period of 10 years, with an option by Ethyl to extend for an additional 10 years. Under the operating agreement relating to the Orangeburg Additives Facility (the "Orangeburg Operating Agreement"), Albemarle produces certain petroleum additive products meeting Ethyl's specifications and provides certain services and utilities customarily used by or reasonably necessary to maintain the Orangeburg Additives Facility in accordance with design capacity. At its option and upon 180 days' notice, Ethyl may assume responsibility for the operation of the Orangeburg Additives Facility, in which event Albemarle would continue to provide certain services and utilities for that facility. Ethyl reimburses Albemarle for certain costs specified in the Orangeburg Operating Agreement and pays to Albemarle a monthly operating fee based on a percentage of such reimbursable costs. Albemarle also produces MMT for Ethyl under a supply contract in facilities owned by Albemarle. Albemarle also is licensed by Ethyl, subject to certain restrictions, to produce and sell MMT for its own account to the extent of any excess not set aside for Ethyl under the supply contract.

     Albemarle and Ethyl have a separate blending services agreement ("Orangeburg Blending Agreement"), pursuant to which Albemarle provides storage, blending and packaging services to Ethyl in connection with the operation of the Orangeburg Additives Facility. The term of the Orangeburg Blending Agreement is 10 years, and Ethyl has the option to extend for an additional 10 years. Pursuant to the Orangeburg Blending Agreement, Ethyl reimburses Albemarle for specified costs associated with the blending operations and pays Albemarle a monthly operating fee based on a percentage of such reimbursable costs. Pursuant to an antioxidant supply agreement, Albemarle produces antioxidants for Ethyl at the Orangeburg plant. Ethyl reimburses Albemarle for specified production costs and pays a monthly fee. The antioxidant supply agreement is for 10 years, and Ethyl has the option to extend for an additional 10 years.

Houston, Texas, Agreement

   The Houston, Texas, plant includes facilities for the production of petroleum additives. Since the Distribution on February 28, 1994, Ethyl has owned the petroleum additives facility at the Houston plant, including land, ("the Houston Additives Facilities"), and Albemarle owns the other facilities, including land.

   Albemarle and Ethyl have a reciprocal agreement (the "Houston Services Agreement"), with respect to the operation of Ethyl's Houston Additives Facilities and Albemarle's chemical operations adjoining the Houston Additives Facilities. Pursuant to the Houston Services Agreement, Ethyl provides to Albemarle certain services and utilities related to Albemarle's chemicals operations in Houston, while Albemarle provides to Ethyl certain services and utilities related to Ethyl's petroleum additives operations in Houston. The term of the Houston Services Agreement is 10 years, but any party receiving services and utilities may terminate one or more of such services or utilities upon giving 60 days' notice to the other party or may terminate all such services and utilities upon giving 180 days' notice to the other party. Each party also has the right to extend for an additional 10 years the Houston Services Agreement with respect to the services and utilities that it is receiving. Each party providing services receives from the other party reimbursement of specified costs and a monthly service fee based on a percentage of such reimbursable costs.

Feluy, Belgium, Agreement

   The Feluy, Belgium, site includes facilities for the production of petroleum additives, olefins and derivatives and specialty chemicals. Since the Distribution on February 28, 1994, Ethyl through a subsidiary has owned and operated the petroleum additives facility (the "Feluy Additives Facility"), and Albemarle through a subsidiary owns the facilities that produce olefins and derivatives and specialty chemicals.

   The subsidiaries of Albemarle and Ethyl have an agreement (the "Feluy Services Agreement"), with respect to the operation of the Feluy Additives Facility. Pursuant to the Feluy Services Agreement, Albemarle's subsidiary provides to Ethyl's subsidiary certain services and utilities related to the petroleum additives operation in Feluy. The term of the Feluy Services Agreement is 10 years, but Ethyl may terminate one or more of such services or utilities upon giving 60 days' notice to Albemarle or may terminate all of such services and utilities upon giving 180 days' notice to Albemarle. Ethyl also has the right to extend the Feluy Services Agreement for an additional 10 years. Albemarle receives from Ethyl reimbursement of specified costs and a monthly service fee based on a percentage of such reimbursable costs.

Indemnification and Tax-Sharing Agreements

   Pursuant to an indemnification agreement between Ethyl and Albemarle, Ethyl indemnifies Albemarle for losses to Albemarle after the Distribution Date of February 28, 1994, resulting from the conduct of Ethyl's businesses, including certain environmental liabilities, before and after the Distribution on February 28, 1994, and Albemarle indemnifies Ethyl for losses to Ethyl after the Distribution of February 28, 1994, resulting from the conduct of the Albemarle's businesses, including certain environmental liabilities, before and after the Distribution Date. Tax liabilities, and related indemnification, are covered under a tax sharing agreement. Under that agreement Ethyl is responsible for the taxes of Ethyl's businesses and Albemarle's businesses for periods prior to the Distribution on February 28, 1994, except with respect to taxes attributable to subsidiaries of Ethyl that became subsidiaries of Albemarle in connection with the Distribution on February 28, 1994. Albemarle is responsible for the taxes of its businesses for periods after February 28, 1994.


                                PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The information contained on page 27 of the Annual Report under the captions "Dividend Information & Equity Per Common Share" and "Market Prices of Common Stock & Shareholder Data" and on pages 34, 37 and 38 of the Annual Report in Notes 1 and 12 of the Notes to Financial Statements is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

   The information for the five years ended December 31, 1994, contained in the Five-Year Summary on pages 44 and 45 of the Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The textual and tabular information concerning the years 1994, 1993 and 1992 contained in the "1994 Financial Review" section on pages 14 through 25 of the Annual Report (and the related notes on page 26) are incorporated herein by reference.

   Information on 1993 restructuring costs, which is in addition to that included in the 1994 Annual Report, is as follows:

   The $36.1 million of consolidated special charges in 1993 ($22.4 million after income taxes, or $.19 per share) resulted from the development of a company-wide restructuring plan which was designed to focus the Company on certain business operations, reduce operating costs and position the Company for maximum growth potential. These special charges would not have occurred without this restructuring plan.

   The $14.2 million charge, which related to the Company's decision to cease production at the Canadian antiknock facility in 1994, included an $11.4 million noncash charge for facility writedown, which will reduce depreciation and amortization by about $1.5 million a year, but which will be substantially offset by higher per unit cost of the lead antiknock fluids obtained through the Octel Agreement. Expenditures related to the $7.6 million early-retirement and work-force-reduction charge were substantially completed in early 1994, and expenditures for the $8.3 million charge for the relocation of certain research and development and administrative groups, primarily petroleum additives, were substantially completed by year-end 1994. The differences between amounts accrued and costs incurred were DE MINIMIS.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements contained on pages 28 through 32, the Notes to Financial Statements contained on pages 33 through 43, the Report of Independent Accountants on page 46 and the information under the caption "Selected Quarterly Consolidated Financial Data (Unaudited)" on page 26 of the Annual Report are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.


                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. See "Additional Information -- Executive Officers of the Company" in
Part I above for information about the executive officers of the Company.

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

                                PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of the Registrant, and related information, are included on pages 28 to 43 and page 46 in the Annual Report and incorporated herein by reference in
 Item 8:

         Consolidated balance sheets as of December 31, 1994 and December 31, 1993

         Consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1994, 1993, and 1992

         Notes to financial statements

         Report of Independent Accountants

         (a) (2)   Financial Statement Schedules - none required.

         (a) (3)   Exhibits

         The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

         3.1 Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

         3.2     By-laws of the registrant.

         4.1 $500 million Credit Agreement, dated as of February 16, 1994 (filed as Exhibit 4.1 to the registrant's Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference thereto) as supplemented by the Extension Agreement thereto dated as of March 1, 1995, and filed herewith.

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

         11.1    Computation of Earnings Per Share.

         11.2    Computation of PRO FORMA Earnings Per Share.

         13 The registrant's Annual Report to Shareholders for the year ended December 31, 1994 (note 1).

         22      List of subsidiaries of the registrant.

         23      Consent of Independent Certified Public Accountants.

         Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

         28 Trust Agreement Between Ethyl Corporation and Nations Bank of Virginia, N.A. (filed as Exhibit 28 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

         99 Form 8-K filed on February 25, 1994 (filed as Exhibit 99 to the registrant's Report on Form 10-K for the year ended December 31, 1993).

         (b)      None filed.

         (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ETHYL CORPORATION
                                (Registrant)


                              By: /s/ Bruce C. Gottwald

                                      Bruce C. Gottwald
                                      Chairman of the Board


Dated:  February 23, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 1995.


          Signature                          Title



  /s/ Bruce C. Gottwald            Chairman of the Board,
    (Bruce C. Gottwald)            Chairman of the Executive
                                   Committee, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)



  /s/ Charles B. Walker            Vice Chairman of the Board,
     (Charles B. Walker)           Treasurer, Chief Financial
                                   Officer and Director
                                   (Principal Financial Officer)

 /s/ David A. Fiorenza             Vice President - Finance and
    (David A. Fiorenza)            Controller (Principal
                                   Accounting Officer)



 /s/ Lloyd B. Andrew               Director
    (Lloyd B. Andrew)



 /s/ William W. Berry              Director
    (William W. Berry)



 /s/ Allen C. Goolsby              Director
    (Allen C. Goolsby)



 /s/ Bruce C. Gottwald, Jr.        Director
    (Bruce C. Gottwald, Jr.)



 /s/ Floyd D. Gottwald, Jr.        Vice Chairman of the Board
    (Floyd D. Gottwald, Jr.)       and Director



 /s/ Thomas E. Gottwald            President and Director
    (Thomas E. Gottwald)



 /s/ William M. Gottwald           Senior Vice President
    (William M. Gottwald)           and Director



 /s/ Gilbert M. Grosvenor          Director
    (Gilbert M. Grosvenor)



 /s/ Andre B. Lacy                 Director
    (Andre B. Lacy)

 /s/ Emmett J. Rice                Director
    (Emmett J. Rice)



 /s/ Sidney Buford Scott           Director
    (Sidney Buford Scott)



 /s/ Phyllis L. Cothran            Director
    (Phyllis L. Cothran)



                             EXHIBIT INDEX

<Captions>
Number and Name of Exhibit                                Page Number

3.1           Restated Articles of                                  Incorporated by reference -
                Incorporation                                       see Page 28

3.2           By-laws                                               Pages 35 through 53

4.1           $500 million Credit Agreement,                        Incorporated by reference -
                dated as of February 16, 1994, and                  see Page 28
                Extension Agreement dated March 1, 1995             Pages 54 through 60

4.2           1988 $200,000,000 Debt                                Incorporated by reference -
                Offering                                            see Page 28

10.1          Bonus Plan                                            Incorporated by reference -
                                                                    see Page 29

10.2          Incentive Stock Option                                Incorporated by reference -
                Plant                                               see Page 29

10.3          Non-Employee Directors' Stock                         Incorporated by reference -
                Acquisition Plan                                    see Page 29

10.4          Excess Benefit Plan                                   Incorporated by reference -
                                                                    see Page 29

10.5          Supply Agreement between Ethyl                        Incorporated by reference -
                Corporation & Associated Octel Company              see Page 29

11.1          Computation of Earnings Per Share                     Page 61

11.2          Computation of PRO FORMA Earnings Per Share           Page 62

13            Annual Report                                         Pages 63 through 116

22            List of Subsidiaries                                  Page 117

23            Consent of Independent                                Page 118
                Certified Public Accountants

28            Trust Agreement                                       Incorporated by reference -
                                                                    see Page 30

99            Form 8K filed on February 25, 1994                    Previously filed.