Form 10-Q
period 1995-03-31
ETHYL CORP
filed 1995-05-11
CIK 33656

                                                           Page 1 of 18 Pages
                                                     EXHIBIT INDEX ON PAGE 17


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



For Transition Period from                  to




For Quarter Ended March 31, 1995              Commission File Number 1-5112



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

            Yes  X                                No



Number of shares of common stock, $1 par value, outstanding as of
April 30, 1995:       118,434,401.

                               ETHYL CORPORATION



                                  I N D E X


                                                                 Page
                                                                Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1995 and December
        31, 1994                                                3 - 4

     Consolidated Statements of Income - Three Months
        Ended March 31, 1995 and 1994                             5

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1995 and 1994                6


     Notes to Financial Statements                              7 - 8

  ITEM 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition             9 - 13


PART II.  OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote of Security Holders   14

  ITEM 6.  Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                       16

EXHIBIT INDEX                                                    17

  Exhibit 3.1  Amendment to the Articles of Incorporation        18

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements


                       ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                      March 31
                                                        1995       December 3
                 ASSETS                              (unaudited)      1994
                                                     -----------   ----------
Current assets:
   Cash and cash equivalents                        $    39,150   $    31,166
   Accounts receivable, less allowance for doubtful
     accounts (1995 - $2,417; 1994 - $2,395)            204,625       229,477
   Inventories:
     Finished goods                                     135,601       118,731
     Work-in-process                                      9,537         9,959
     Raw materials                                       15,733        10,842
     Stores, supplies and other                           5,911         5,531
                                                     ----------    ----------
                                                        166,782       145,063

   Deferred income taxes and prepaid expenses            22,312        25,744
                                                     ----------    ----------
       Total current assets                             432,869       431,450
                                                     ----------    ----------
   Property, plant and equipment, at cost               688,920       684,379
     Less  accumulated depreciation and amortization   (256,062)     (250,012)
                                                     ----------    ----------
       Net property, plant and equipment                432,858       434,367
                                                     ----------    ----------
   Other assets and deferred charges                    148,605       144,856
   Goodwill and other intangibles - net of
      amortization                                       19,490        19,742
                                                     ----------    ----------

   Total assets                                     $ 1,033,822   $ 1,030,415
                                                     ==========    ==========


See accompanying notes to financial statements.




                       ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                  March 31
                                                    1995        December 3
      LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)        1994
                                                ----------      ----------
Current liabilities:
  Accounts payable                             $    72,004     $    77,223
  Accrued expenses                                  54,957          73,118
  Cash dividends payable                            14,804          14,807
  Income taxes payable                              21,957          17,652
                                                ----------      ----------
      Total current liabilities                    163,722         182,800
                                                ----------      ----------
Long-term debt                                     347,317         349,766

Other noncurrent liabilities                        82,245          78,902

Deferred income taxes                               35,544          28,010

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,434,401 in 1995 and 1994           118,434         118,434
  Additional paid-in capital                         2,706           2,706
  Foreign currency translation adjustments           5,115          (2,253)
  Retained earnings                                278,739         272,050
                                                ----------      ----------
                                                   404,994         390,937
                                                ----------      ----------
Total liabilities and shareholders' equity     $ 1,033,822     $ 1,030,415
                                                ==========      ==========


See accompanying notes to financial statements.





                         ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands Except Per Share Amounts)
                                     (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         1995      1994
                                                       ------------------

    Net sales                                         $234,291   $ 389,082
    Cost of goods sold                                 152,112     273,541
                                                       -------    --------
       Gross profit                                     82,179     115,541
    Selling, general and administrative expenses        23,400      49,076
    Research, development and testing expenses          19,279      25,479
                                                       -------    --------
       Operating profit                                 39,500      40,986
    Interest and financing expenses                      6,264       8,022
    Other (income), net                                   (400)        (90)
                                                       -------    --------
    Income before income taxes                          33,636      33,054
    Income taxes                                        12,143      12,790
                                                       -------    --------
    Net Income                                          21,493      20,264
    Preferred stock dividends                             -             (3)
                                                       -------    --------
    Net income applicable to common stock             $ 21,493   $  20,261
                                                       =======    ========

    Earnings per share                                $   .18    $     .17
                                                       =======    ========
    Shares used to compute earnings per share          118,438     118,462
                                                       =======    ========
    Cash dividends per share of common stock          $   .125   $     .15
                                                       =======    ========


See accompanying notes to financial statements.



                    ETHYL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)
                               (Unaudited)

                                                                     Three Months Ended
                                                                          March 31
                                                                     ------------------
                                                                       1995      1994
                                                                     --------  --------

Cash and cash equivalents at beginning of year                       $ 31,166  $ 48,201
                                                                      -------   -------
Cash flows from operating activities:
   Net income                                                          21,493    20,264
   Adjustments to reconcile net income to cash flows from
     operating activities:
       Depreciation and amortization                                   10,932    23,968
       Working capital decreases (increases)                            4,316   (15,324)
       Other, net                                                         848     1,595
                                                                      -------   -------
            Cash provided from operating activities                    37,589    30,503
                                                                      -------   -------

Cash flows from investing activities:
   Capital expenditures                                               (13,541)  (66,959)
   Other, net                                                           1,047      (265)
                                                                      -------   -------
        Cash used in investing activities                             (12,494)  (67,224)
                                                                      -------   -------
Cash flows from financing activities:
   Additional long-term debt                                             -       42,900
   Repayment of long-term debt                                         (2,500)     -
   Cash dividends paid                                                (14,807)  (17,761)
   Cash and cash equivalents of Albemarle spun off as a dividend
       on February 28, 1994                                              -      (29,332)
      Other, net                                                          196       135
                                                                      -------   -------
                       Cash used in financing activities              (17,111)   (4,058)
                                                                      -------   -------

Increase (decrease) in cash and cash equivalents                        7,984   (40,779)
                                                                      -------   -------

    Cash and cash equivalents at end of period                       $ 39,150  $  7,422
                                                                      =======   =======

See accompanying notes to financial statements.



                     ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1995, the consolidated results of operations for the three-month periods ended March 31, 1995 and 1994 and the consolidated cash flows for the three-month periods ended March 31, 1995 and 1994. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1994, Annual Report. The December 31, 1994, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.



2. At the close of business on February 28, 1994, the Company completed the distribution to its common shareholders of all of the outstanding shares of its wholly owned subsidiary Albemarle Corporation ("Albemarle"), a Virginia corporation. Following the distribution, Albemarle owned, directly or indirectly, the olefins and derivatives, bromine chemicals and specialty chemical businesses formerly owned directly or indirectly by the Company. The distribution was made in the form of a tax-free spin-off to shareholders of record at the close of business on February 28, 1994. One share of Albemarle common stock was distributed to Ethyl common shareholders for every two shares of Ethyl common stock held. The operating results and cash flows of the predecessor businesses to what is now Albemarle are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the first two months in 1994.



        The following non-cash supplemental information is provided regarding the accounts of Albemarle spun off as a stock dividend, which aggregated $404,100 (including cash and cash equivalents of $29,332) on February 28, 1994:



        Working capital, net of cash and cash equivalents      $ 174,847
        Net property, plant and equipment                        663,505
        Other assets and deferred charges                         49,480
        Goodwill and other intangibles                            33,132
        Long-term debt                                          (384,924)
        Other non-current liabilities                            (40,996)
        Deferred income taxes                                   (120,276)
                                                                --------
        Non-cash portion of businesses spun off                $ 374,768
                                                                ========

3.      Long-term debt consists of the following:

                                                               March 31       December 31
                                                                 1995            1994
                                                               ---------      -----------
        Variable-rate bank loans (average effective
          interest rates were 6.6% for the three-month
          period ended March 31, 1995 and 4.5% for
          the year 1994)                                       $ 114,500        $ 117,000
        9.8% Notes due 1998                                      200,000          200,000
        8.6% to 8.86% Medium-Term Notes  due through 2001         33,750           33,750
                                                                --------         --------
             Total long-term debt                                348,250          350,750
               Less unamortized discount                            (933)            (984)
                                                                --------         --------
             Net long-term debt                                  347,317          349,766
                                                                ========         ========



                     ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                  (In Thousands Except Per-Share Amounts)
                                (Unaudited)


4. The Company is providing the following pro forma information to enable the reader to obtain a meaningful understanding of the Company's results of operations. The pro forma statement of income presented is for informational purposes only to illustrate the estimated effects of the distribution of Albemarle as if it had occurred on January 1, 1994.

Statements of Income
(In thousands except earnings per share)
                                                      First Quarter Ended March 31
                                                 ------------------------------------
                                                                    1994
                                                 ------------------------------------
                                                 Historical  Adjustments(i) Pro Forma
                                                 ------------------------------------
Net sales                                        $ 389,082   $(155,064)     $ 234,018
Cost of goods sold                                 273,541    (119,086)       154,455
                                                  --------    --------       --------
   Gross profit                                    115,541     (35,978)        79,563
Selling, general and administrative expense         49,076     (14,471)        34,605
Research, development and testing expense           25,479      (8,662)        16,817
                                                  --------    --------       --------
   Operating profit                                 40,986     (12,845)        28,141
Interest and financing expenses                      8,022      (2,873)(ii)     5,149
Other (income) expenses, net                           (90)        543            453
                                                  --------    --------       --------
Income before income  taxes                         33,054     (10,515)        22,539
Income taxes                                        12,790      (4,239)(iii)    8,551
                                                  --------    --------       --------

Net Income                                       $  20,264   $  (6,276)     $  13,988
                                                  ========    ========       ========

Earnings per share (iv)                          $     .17                  $     .12
                                                  ========    ========       ========



Introduction to Notes:
Notes (i), (ii) and (iii) reflect a summary of the adjustments in the pro forma condensed statement of income.


Notes:
(i)     To eliminate the historical income and expenses of Albemarle for the period presented.

(ii)    To eliminate interest expense (net of capitalized interest) that would have been incurred by Albemarle on debt transferred to Albemarle.

(iii)   To record the estimated income tax for the pro forma adjustments.

(iv)    Historical and pro forma earnings per share are computed after deducting applicable preferred stock dividends using the weighted-average number of shares of common stock and common stock equivalents outstanding for the period presented.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since year-end 1994.

At the close of business on February 28, 1994, the Company completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation (Albemarle). Consequently, Albemarle's results of operations are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for only the first two months of 1994. Due to the significance of the spin-off of Albemarle, a pro forma statement of income is provided for the period ended March 31, 1994, in
Note 4 of the Notes to Financial Statements for informational purposes to illustrate the estimated effects of the distribution of Albemarle stock assuming the distribution had occurred as of January 1, 1994, which includes interest charges resulting from an assumed debt structure. Also, in the following review, in addition to the consolidated information discussed for first quarter 1995 versus 1994, pro forma comparisons are provided to illustrate the Company's results excluding the Albemarle businesses spun off. The pro forma information presented is not necessarily indicative of the future results of operations of the Company or what the results of operations would have been had Albemarle operated as a separate, independent company during the period presented.

On September 15, 1994, Ethyl sold its pharmaceutical subsidiary,
Whitby, Inc., placing Ethyl solely in the petroleum additives business.

First Quarter 1995 Compared with First Quarter 1994

Consolidated net sales for the first quarter of 1995 amounted to $234.3 million, down $154.8 million from $389.1 million in 1994.
 The reduction in consolidated net sales reflected the absence of Albemarle net sales in 1995 versus the inclusion of two months of Albemarle net sales of $155.1 million in the 1994 period, as well as the absence of pharmaceutical sales in first quarter 1995 versus first quarter 1994 pharmaceutical sales of $18.5 million partially offset by an $18.8 million increase in petroleum additives sales.

Net sales for the first quarter of 1995 of $234.3 million were about even with first quarter 1994 pro forma net sales of $234.0 million. The $18.8 million or nine percent improvement in petroleum additives sales in first quarter 1995 was offset by the absence of pharmaceutical revenues. The increase in petroleum additives sales reflected higher selling prices (about $17.1 million) of lead antiknocks, lubricant additives and fuel additives other than antiknocks, as well as higher shipments (about $1.7 million) of lead antiknocks and lubricant additives partially offset by lower shipments of fuel additives other than antiknocks.

The increase in lead antiknock sales in the first quarter 1995 reflected normal fluctuations in order and shipping patterns compared to first quarter 1994. Forecasts of order and shipping patterns indicate that sales of lead antiknocks in the second quarter 1995 will be lower than second quarter 1994's unusually high levels.

Consolidated cost of goods sold in 1995 of $152.1 million decreased $121.4 million from the 1994 period. The decline in consolidated cost of goods sold occurred primarily because of the absence of Albemarle costs in 1995 versus the inclusion of two months of Albemarle cost of goods sold of $119.1 million in the 1994 period, as well as $6.2 million cost of goods sold of the pharmaceuticals business in first quarter 1994.

Cost of goods sold of $152.1 million in first quarter 1995 was down about 2% from pro forma first quarter 1994 cost of goods sold of $154.5 million. The decrease reflects the absence of pharmaceuticals cost of sales in 1995, while cost of goods sold for petroleum additives increased $3.8 million. The increase in petroleum additives cost of goods sold reflects approximately $1.6 million from higher shipments of lead antiknocks and lubricant additives partly offset by lower shipments of fuel additives other than antiknocks, as well as higher start-up costs (about $2.6 million in first quarter 1995, as expected, versus $0.1 million in first quarter 1994) associated with the construction and completion or near completion of a major construction program involving lubricant additives facilities at several plants, partly offset by slightly lower per unit product supply costs.

On a pro forma basis, the net result of approximately level net sales and a 2% decrease in cost of goods sold was that the gross profit margin increased slightly to 35.1% in the first quarter 1995 from 34.0% in the first quarter 1994, reflecting in part the product mix in first quarter 1995.

Consolidated selling, general and administrative expenses, combined with research, development and testing expenses, amounted to $42.7 million in the first quarter of 1995 versus $74.6 million in the first quarter of 1994. The reduction in consolidated expenses occurred primarily because of the absence of Albemarle expenses in 1995 versus the inclusion of two months of Albemarle expenses of $23.1 million in the 1994 quarter as well as the absence of $11.4 million of pharmaceuticals first quarter 1994 expenses.

Selling, general and administrative expenses of $42.7 million in first quarter 1995 were down 17% from first quarter 1994 pro forma selling general and administrative expenses of $51.4 million. The decrease represents the absence of the pharmaceutical expenses in 1995 versus the 1994 period, partly offset by a $2.7 million increase in petroleum additives expenses. The increase in petroleum additives expenses reflects a $2.8 million increase in research, development and testing expenses, reflecting higher costs from outside testing and costs related to the MMT approval activities as well as higher selling, general and administrative expenses due to higher employee related costs, partly offset by the nonrecurrence of the spin-off expenses incurred in first quarter 1994. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, decreased to 18.2% during the 1995 quarter from 22.0% on a pro forma basis during the 1994 quarter.

Consolidated operating profit in 1995 decreased 4% from the 1994 period, which included two months' operating profit from Albemarle of $12.8 million in first quarter 1994.

Operating profit in first quarter 1995 increased 40% to $39.5 million from first quarter 1994 pro forma operating profit of $28.1 million. Most of the increase resulted from higher lead antiknock operating profit reflecting higher shipments due to normal fluctuations in lead antiknock order and shipping patterns and higher profit margins, primarily resulting from higher selling prices; improved lubricant additives profits and a favorable foreign exchange effect; partly offset by lower profits from fuel additives other than antiknocks and the absence of pharmaceuticals profit in 1995 versus approximately $1.0 million of such profit in first quarter 1994. While the fluctuations in orders and shipping patterns in lead antiknocks contributed to the increase of first quarter 1995 operating profit over first quarter 1994, the forecast of order and shipping patterns indicate that the outlook for the second quarter 1995 is for lead antiknock shipments to be lower than second quarter 1994's unusually high levels.

Consolidated interest expense in 1995 decreased 22% from the 1994 period. The reduction in consolidated interest expense occurred primarily because of the absence of interest on debt transferred to Albemarle in 1995 as part of the spin off versus the inclusion of two months' interest of $2.9 million for Albemarle debt prior to the spin off in first quarter 1994.

Interest and financing expenses increased 22% to $6.3 million in the 1995 quarter from $5.1 million on a pro forma basis in the 1994 quarter, reflecting increases of about $0.5 million due to higher average long-term debt, about $0.4 million due to a lower amount of interest cost capitalized in 1995 than in 1994, with the remainder due to higher average interest rates.

Consolidated other income, net, increased to $0.4 million in first quarter 1995 from $0.1 in first quarter 1994. Other income, net in 1995 of $0.4 million represented an increase of $0.9 from first quarter pro forma other expense, net of $0.5 million in 1994. Much of the income resulted from interest income on higher amounts invested in short-term securities during the 1995 quarter.

Income Taxes

Consolidated income taxes in the first quarter 1995 period decreased 5% compared to the 1994 period due to a lower effective tax rate (36.1% in 1995 versus 38.7% in 1994), partially offset by a 2% increase in pretax income.

Income taxes in first quarter 1995 increased 42% versus first quarter 1994 pro forma income taxes, due to a 49% increase in pretax income partially offset by a lower effective income tax rate (36.1% in the 1995 period versus 37.9% in the 1994 period).
 The lower 1995 tax rate was largely due to the benefit from a redetermination of prior year research and development tax credits resulting from a change in federal tax regulations.

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 1995, were about $39.2 million which represents an increase of about $8.0 million from $31.2 million at year-end 1994. The increase primarily reflects reduced capital spending in 1995, partly offset by repayment of $2.5 million of long-term debt.

Cash flows were more than sufficient to cover operating
activities in the first quarter of 1995.   Cash flows from
operating activities of $37.6 million were sufficient to cover capital expenditures of $13.5 million, cash dividends to shareholders of $14.8 million, $2.5 million in repayment of long-term debt and contribute to an approximately $8.0 million increase in cash and cash equivalents. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt from the amount outstanding at December 31, 1994, and make dividend payments to shareholders.

The non-current portion of the Company's long-term debt amounted to $347.3 million at March 31, 1995, compared to $349.8 million at the end of 1994. The long-term debt to total capitalization ratio was 46.2% on March 31, 1995, versus 47.2% at December 31, 1994.

The Company's capital expenditures in 1995 are expected to be significantly less than in 1994 as a result of the completion or substantial completion in 1994 of major capital construction projects. The capital spending will be financed primarily from operations. The amount and timing of repayment of borrowing will depend on the Company's specific cash requirements.

Recent Developments

On April 14, 1995, the U.S. Court of Appeals for the District of
Columbia Circuit ordered the U.S. Environmental Protection
Agency (EPA) to grant a waiver for the use of the Company's manganese-based fuel additive in unleaded gasoline.

Bruce C. Gottwald, chairman of the board and chief executive officer of Ethyl said: "The decision by the U.S. Court of Appeals is a vindication of our long-held position that HiTEC 3000r performance additive (MMT) does not harm automobile emissions control systems. Rather, the additive actually contributes to a cleaner environment without any negative health effects."

The Court ruled that the Administrator of the EPA "violated the clear terms" of the Clean Air Act in denying Ethyl's waiver application. The Court, in its written opinion, noted that "the Administrator of the EPA exceeded her authority in denying
Ethyl's request for a waiver for MMT."    The Court said:
"Accordingly, we vacate the Agency's waiver decision and order the EPA to grant Ethyl a waiver for its fuel additive." Ethyl had appealed the EPA's July 1994 denial of its waiver request. In denying Ethyl's waiver on the basis of health concerns, the EPA noted the company had satisfied the standards of the Clean Air Act regarding emission control systems.

Mr. Gottwald also noted: "The use of HiTEC 3000 performance additive will reduce nitrogen oxide emissions from automobiles by 20% and carbon monoxide emissions by five to six percent. Furthermore, use of Ethyl's additive could reduce substantially U.S. refinery emissions by increasing the efficiency of gasoline refining as well as saving up to 30 million barrels of crude oil each year."

The company cannot begin selling MMT for U.S. unleaded gasoline until a decision has been reached in a lawsuit challenging the EPA's determination that Ethyl must complete additional manganese health testing before it can obtain a "registration" under another section of the Clean Air Act. Based on the long history of use of MMT in leaded and unleaded gasoline in the U.S., Ethyl maintains that MMT is currently registered.



"Management believes Ethyl will prevail in the registration lawsuit when it is heard this fall just as in the waiver suit,"
Mr. Gottwald said.

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders



At the annual meeting of shareholders held on April 13, 1995, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director                 Affirmative Votes                 Votes Withheld
- --------                 -----------------                 --------------

Lloyd B. Andrew                 97,816,083                      3,200,652

William W. Berry                97,823,586                      3,193,149

Phyllis L. Cothran              97,741,693                      3,275,042

Allen C. Goolsby                97,829,032                      3,187,703

Bruce C. Gottwald               97,821,039                      3,195,696

Bruce C. Gottwald, Jr.          97,814,433                      3,202,302

Floyd D. Gottwald, Jr.          97,806,633                      3,210,102

Thomas E. Gottwald              97,818,897                      3,197,838

William M. Gottwald             97,818,554                      3,198,181

Gilbert M. Grosvenor            97,817,928                      3,198,807

Andre B. Lacy                   97,830,022                      3,186,713

Emmett J. Rice                  97,780,415                      3,236,320

Sidney Buford Scott             97,826,560                      3,190,175

Charles B. Walker               97,827,199                      3,189,536

The shareholders also approved the selection of Coopers & Lybrand as the Company's auditors with 100,518,173 affirmative votes, 291,151 votes against and 207,411 abstentions.

Shareholders also approved an amendment to the corporation's Restated Articles of Incorporation to reduce the authorized shares of preferred stock to a single class of ten million shares as described in the 1995 Proxy Statement. This amendment received 100,223,270 affirmative votes and 287,413 negative votes, with 506,052 abstentions.

Shareholders agreed with management and rejected a shareholder proposal regarding the structure of the corporation's Board of Directors, as described in the 1995 Proxy Statement. This proposal received 22,593,004 affirmative votes, 63,834,278 votes against and 2,742,009 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 3.1. Amendment to the Articles of Incorporation approved on April 13, 1995.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ETHYL CORPORATION
                                                (Registrant)




Date:  May 10, 1995                           By:  s/ Charles B. Walker
                                              Vice Chairman of the Board,
                                              Chief Financial Officer
                                              and Treasurer
                                              (Principal Financial Officer)



Date:  May 10, 1995                           By: s/ Wayne C. Drinkwater
                                              Controller
                                              (Principal Accounting Officer)

                                EXHIBIT INDEX





                                                                        Page
Number and Name of Exhibit                                             Number



Exhibit 3.1     Amendment to the Articles of  Incorporation              18

                                                                  Exhibit 3.1
                 AMENDMENT TO THE ARTICLES OF INCORPORATION

                          ARTICLES OF AMENDMENT OF
                              ETHYL CORPORATION

                                     ONE

The name of the corporation is Ethyl Corporation (the "Corporation").

                                     TWO

The Corporation's Articles of Incorporation shall be amended as follows:



A. The first two paragraphs of Article III of the Corporation's Articles of Incorporation are amended to read as follows:

      The Corporation shall have authority to issue 400,000,000 shares of Common Stock, $1 par value, and 10,000,000 shares of Cumulative Preferred Stock, with a par value, if any, to be set forth hereinafter with respect to each series. The Cumulative Preferred Stock may be issued in series as hereinafter provided. The description of the Cumulative Preferred Stock and the Common Stock, and the designations, preferences and voting powers of such classes of stock or restrictions or qualifications thereof, and the terms on which such stock is to be issued (together with certain related provisions for the regulation of the business and for the conduct of the affairs of the Corporation) shall be as hereinafter set forth in Parts A, B and C of this Article III.



B. Part A of Article III setting forth the designation, number of shares, rights and preferences of any series of Cumulative First Preferred Stock shall be deleted.

C. Part B of Article III shall be renamed Part A and shall be amended to delete and replace each reference to "Cumulative Second Preferred Stock" with the words "Cumulative Preferred Stock."

D. Section 1 of Part B (new Part A) of Article III shall be deleted and subsequent sections renumbered accordingly.

E.  Parts C and D of Article III shall be renamed Parts B and C, respectively.