Form 10-Q
period 1995-06-30
ETHYL CORP
filed 1995-08-11
CIK 33656

                                                          Page 1 of 16 Pages


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



For Transition Period from                  to




For Quarter Ended June 30, 1995              Commission File Number 1-5112



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

            Yes  X                                No



Number of shares of common stock, $1 par value, outstanding as of
July 31,  1995:     118,434,401.

                             ETHYL CORPORATION


                                 I N D E X



                                                                 Page
                                                                Number


PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements



     Consolidated Balance Sheets - June 30, 1995 and December
        31, 1994                                                3 - 4

     Consolidated Statements of Income - Three Months and Six
        Months Ended June 30, 1995 and 1994                       5

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1995 and 1994                   6

     Notes to Financial Statements                              7 - 8


ITEM 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition             9 - 14


PART II.  OTHER INFORMATION

  ITEM  1.  Legal Proceedings                                    15

  ITEM  6.  Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                       16

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

                     ETHYL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)

                                                          June 30
                                                            1995      December 31
                   ASSETS                               (unaudited)      1994
                                                        -----------   -----------
Current assets:
   Cash and cash equivalents                            $    39,113   $    31,166
   Accounts receivable, less allowance for doubtful
      accounts (1995 - $2,428; 1994 - $2,395)               182,879       229,477
   Inventories:
      Finished goods                                        145,867       118,731
      Work-in-process                                        12,955         9,959
      Raw materials                                          17,746        10,842
      Stores, supplies and other                              6,789         5,531
                                                        -----------   -----------
                                                            183,357       145,063

   Deferred income taxes and prepaid expenses                20,595        25,744
                                                        -----------   -----------
          Total current assets                              425,944       431,450
                                                        -----------   -----------

   Property, plant and equipment, at cost                   698,182       684,379
          Less  accumulated depreciation and amortization  (266,344)     (250,012)
                                                        -----------   -----------
            Net property, plant and equipment               431,838       434,367
                                                        -----------   -----------
   Other assets and deferred charges                        148,392       144,856
   Goodwill and other intangibles - net of amortization      18,632        19,742
                                                        -----------   -----------

   Total assets                                         $ 1,024,806   $ 1,030,415
                                                        ===========   ===========



See accompanying notes to financial statements.




                         ETHYL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars In Thousands)


                                                  June 30
                                                    1995       December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)        1994
                                                 ---------      ----------
Current liabilities:
  Accounts payable                             $    70,329     $    77,223
  Accrued expenses                                  55,680          73,118
  Cash dividends payable                            14,804          14,807
  Income taxes payable                              23,400          17,652
                                                 ---------      ----------
      Total current liabilities                    164,213         182,800
                                                 ---------      ----------

Long-term debt                                     332,869         349,766

Other noncurrent liabilities                        83,102          78,902

Deferred income taxes                               39,023          28,010

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,434,401 in 1995 and 1994           118,434         118,434
  Additional paid-in capital                         2,706           2,706
  Foreign currency translation adjustments           7,518          (2,253)
  Retained earnings                                276,941         272,050
                                                 ---------      ----------
                                                   405,599         390,937
                                                 ---------      ----------

Total liabilities and shareholders' equity     $ 1,024,806     $ 1,030,415
                                                 =========      ==========


See accompanying notes to financial statements.




                    ETHYL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)


                                       Three Months Ended      Six Months Ended
                                            June 30                June 30
                                      -------------------     ------------------
                                        1995       1994         1995      1994
                                      --------   --------     --------  --------

Net sales                            $ 224,530  $ 276,083    $ 458,821 $ 665,165
Cost of goods sold                     153,931    168,320      306,043   441,861
                                      --------   --------     --------  --------

    Gross profit                        70,599    107,763      152,778   223,304
Selling, general and administrative
   expenses                             23,746     36,643       47,146    85,719
Research, development and testing
   expenses                             19,226     17,993       38,505    43,472
                                      --------   --------     --------  --------

    Operating profit                    27,627     53,127       67,127    94,113
Interest and financing expenses          7,753      4,744       14,017    12,766
Other expense (income), net                152         12         (248)      (78)
                                      --------   --------     --------  --------
Income before income taxes              19,722     48,371       53,358    81,425
Income taxes                             6,716     17,993       18,859    30,783
                                      --------   --------     --------  --------
Net Income                              13,006     30,378       34,499    50,642
Preferred stock dividends                  -           (3)         -          (6)
                                      --------   --------     --------  --------
Net income applicable to common
   stock                             $  13,006  $  30,375    $  34,499 $  50,636
                                      ========   ========     ========  ========
Earnings per share                   $   .11    $   .26      $   .29   $   .43
                                      ========   ========     ========  ========
Shares used to compute earnings per
   share                               118,443    118,454      118,441   118,458
                                      ========   ========     ========  ========
Cash dividends per share of common
  stock                              $   .125   $   .125     $   .25   $   .275
                                      ========   ========     ========  ========


See accompanying notes to financial statements.


                     ETHYL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                (Unaudited)

                                                         Six Months Ended
                                                             June 30
                                                       --------------------
                                                         1995        1994
                                                       --------------------

Cash and cash equivalents at beginning of year        $  31,166   $  48,201
                                                       --------    --------
Cash flows from operating activities:
   Net income                                            34,499      50,642
   Adjustments to reconcile net income to cash flows
      from operating activities:
         Depreciation and amortization                   23,625      33,084
         Working capital decrease (increase)             14,427     (29,570)
         Other, net                                       2,969        (393)
                                                       --------    --------
           Cash provided from operating activities       75,520      53,763
                                                       --------    --------

Cash flows from investing activities:
   Capital expenditures                                 (23,052)   (106,827)
   Other, net                                             1,896        (586)
                                                       --------    --------
           Cash used in investing activities            (21,156)   (107,413)
                                                       --------    --------

Cash flows from financing activities:
   Additional long-term debt                               -         77,900
   Repayment of long-term debt                          (17,000)       -
   Cash dividends paid                                  (29,613)    (32,269)
   Cash and cash equivalents of Albemarle spun off
      as a dividend on February 28, 1994                   -        (29,332)
   Other, net                                               196         261
                                                       --------    --------
           Cash (used in) provided from financing
              activities                                (46,417)     16,560
                                                       --------    --------

Increase (decrease) in cash and cash equivalents          7,947     (37,090)
                                                       --------    --------

Cash and cash equivalents at end of period            $  39,113   $  11,111
                                                       ========    ========

See accompanying notes to financial statements.






                       ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1995, the consolidated results of operations for the three and six-month periods ended June 30, 1995 and 1994 and the consolidated cash flows for the six-month periods ended June 30, 1995 and 1994. All adjustments are of a normal, recurring nature. Certain reclassifications have been made to prior year information to conform to the current presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1994, Annual Report. The December 31, 1994, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six-month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

2. At the close of business on February 28, 1994, the Company completed the distribution to its common shareholders of all of the outstanding shares of its wholly owned subsidiary, Albemarle Corporation ("Albemarle"), a Virginia corporation. Following the distribution, Albemarle owned, directly or indirectly, the olefins and derivatives, bromine chemicals and specialty chemical businesses formerly owned directly or indirectly by the Company. The distribution was made in the form of a tax-free spin-off to shareholders of record at the close of business on February 28, 1994. One share of Albemarle common stock was distributed to Ethyl common shareholders for every two shares of Ethyl common stock held. The operating results and cash flows of the predecessor businesses to what is now Albemarle are included in the Consolidated Statement of Income and the Condensed Consolidated Statement of Cash Flows for the first two months in 1994.

    The following non-cash supplemental information is provided regarding the accounts of Albemarle spun off as a stock dividend, which aggregated $404,100 (including cash and cash equivalents of $29,332) on February 28, 1994:



    Working capital, net of cash and cash equivalents       $174,847
    Net property, plant and equipment                        663,505
    Other assets and deferred charges                         49,480
    Goodwill and other intangibles                            33,132
    Long-term debt                                          (384,924)
    Other non-current liabilities                            (40,996)
    Deferred income taxes                                   (120,276)
                                                             -------
    Non-cash portion of businesses spun off                 $374,768
                                                             =======

3.  Long-term debt consists of the following:


                                                   June 30       December 31
                                                    1995            1994
                                                  ---------      -----------
    Variable-rate bank loans (average effective
      interest rates were 6.6% for the six-month
      period ended June 30, 1995 and 4.5% for
      the year 1994)                               $100,000        $117,000
    9.8% Notes due 1998                             200,000         200,000

    8.6% to 8.86% Medium-Term Notes  due through
      2001                                           33,750          33,750
                                                    -------         -------
        Total long-term debt                        333,750         350,750
          Less unamortized discount                    (881)           (984)
                                                    -------         -------
        Net long-term debt                         $332,869        $349,766
                                                    =======         =======


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

Statements of Income
(In thousands except earnings per share)
                                                          Six Months Ended June 30
                                                    -------------------------------------
                                                                     1994
                                                    -------------------------------------
                                                    Historical  Adjustments(i)  Pro Forma
                                                    -------------------------------------
Net sales                                           $ 665,165   $ (155,064)     $ 510,101
Cost of goods sold                                    441,861     (119,086)       322,775
                                                      -------     --------        -------
   Gross profit                                       223,304      (35,978)       187,326
Selling, general and administrative expense            85,719      (14,471)        71,248
Research, development and testing expense              43,472       (8,662)        34,810
                                                      -------     --------        -------
   Operating profit                                    94,113      (12,845)        81,268
Interest and financing expenses                        12,766       (2,873)(ii)     9,893
Other (income) expense, net                               (78)         543            465
                                                      -------     --------        -------
Income before income  taxes                            81,425      (10,515)        70,910
Income taxes                                           30,783       (4,239)(iii)   26,544
                                                      -------     --------        -------
Net Income                                          $  50,642   $   (6,276)     $  44,366
                                                      =======     ========        =======
Earnings per share (iv)                             $     .43                   $     .38
                                                      =======                     =======


Introduction to Notes:
Notes (i), (ii) and (iii) reflect a summary of the adjustments in the pro forma statement of income.

Notes:
(i)    To eliminate the historical income and expenses of Albemarle for the period presented.

(ii)   To eliminate interest expense (net of capitalized interest) that would have been incurred by
       Albemarle on debt transferred to Albemarle.

(iii)  To record the estimated income tax for the pro forma adjustments.

(iv)   Historical and pro forma earnings per share are computed after deducting applicable stock dividends using the weighted-average number of shares of common stock and common stock equivalents outstanding for the period presented.




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

At the close of business on February 28, 1994, the Company completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation (Albemarle). Consequently, Albemarle's results of operations are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for only the first two months of 1994. Due to the significance of the spin-off of Albemarle, a pro forma statement of income is provided for the six-month period ended June 30, 1994, in Note 4 of the Notes to Financial Statements for informational purposes to illustrate the estimated effects of the distribution of Albemarle stock assuming the distribution had occurred as of January 1, 1994, which includes interest charges resulting from an assumed debt structure. In the following review, in addition to the consolidated information discussed for six months 1995 versus 1994, pro forma comparisons are provided to illustrate the Company's 1994 results excluding the Albemarle businesses spun off. The pro forma information presented is not necessarily indicative of the future results of operations of the Company or what the results of operations would have been had Albemarle operated as a separate, independent company during the period presented.

On September 15, 1994, Ethyl sold its pharmaceutical subsidiary, Whitby, Inc., placing Ethyl solely in the petroleum additives business.

During the second quarter 1995, to more effectively respond to current market opportunities, the Company aligned its operations into two strategic business units--Petroleum Additives and Refinery Chemicals. Petroleum Additives includes lubricant additives and certain fuel additives, while Refinery Chemicals includes antiknocks and certain other refinery fuel additives.

Second Quarter 1995 Compared with Second Quarter 1994

Total net sales for the second quarter of 1995 amounted to $224.5 million, down $51.6 million from $276.1 million in 1994. The reduction in aggregate net sales reflected the absence of revenues from the pharmaceuticals business in 1995 versus $16.2 million included in the 1994 quarter while the $35.4 million reduction in petroleum additives business sales reflected the effect of lower shipments ($52.5 million) partly offset by the beneficial impact from higher selling prices ($17.1 million).

The decreased shipments primarily reflected the forecasted lower shipments of lead antiknocks compared to the unusually high levels in the second quarter 1994, resulting from normal fluctuations in order and shipping patterns, as well as lower shipments of lubricant additives and other fuel additives. These decreases were slightly offset by the higher revenues from other refinery fuel additives, which reflected both higher shipments and higher selling prices.

Cost of goods sold in 1995 decreased $14.4 million from the 1994 period. The decline in cost of goods sold occurred due to the absence of pharmaceuticals costs in 1995 versus $6.2 million in the 1994 quarter, as well as $8.2 million lower cost of goods sold from the petroleum additives business. The lower petroleum additives business cost of goods sold reflects the combined impact of lower shipments in 1995 ($29.2 million) largely offset by higher costs ($21.0 million), including expected capacity utilization costs reflecting the second quarter 1995 shutdown of operations at a contract manufacturing site, expected costs associated with starting up the recently completed facilities at Houston, Texas, Sauget, Illinois, and Natchez, Mississippi, and costs associated with the strike at Feluy, Belgium in April 1995, higher per unit raw material costs and an unfavorable foreign exchange effect.

Gross profit margin decreased to 31.4% in the 1995 quarter from 39.0% in the 1994 quarter, representing the net result of a 19% decrease in net sales and a nine percent decrease in cost of goods sold. Both the unusually low margin in 1995 and the unusually high margin in 1994 reflect the fluctuating level of antiknock shipments included in the product mix during these quarters.

Selling, general and administrative expenses, combined with research, development and testing expenses, amounted to $43.0 million in the second quarter 1995, down $11.6 million from $54.6 million in the second quarter of 1994. The decrease primarily represents the absence of pharmaceuticals expenses in 1995 versus $10.5 million expenses in the 1994 period as well as $1.1 million lower petroleum additives business expenses. The lower 1995 petroleum additives business expenses primarily reflected the nonrecurrence of charges in 1994 related to closing certain research facilities as well as organization expenses, partly offset by a $1.2 million increase in research, development and testing expenses due to increased HiTEC 3000 performance additive (MMT) approval activities and higher outside testing cost. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, decreased to 19.1% during the 1995 quarter from 19.8% during the 1994 quarter. Excluding the impact of the pharmaceutical business that was sold in September 1994, the expenses would have represented 17.0% of net sales in the 1994 quarter.

Operating profit in the 1995 quarter decreased to $27.6 million, down $25.5 million from $53.1 million in the 1994 quarter. Approximately $23.4 million of the decrease resulted from the effect of lower shipments, including significantly lower antiknock shipments due to normal fluctuations in order and shipping patterns and somewhat lower lubricant additives shipments.

Interest and financing expense in 1995 increased 63% to $7.8 million from $4.7 million in the 1994 period. The increase in interest expense was due to about $2.9 million lower interest cost capitalized in 1995 than in 1994, as well as a $0.9 million increase due to higher average interest rates, partially reduced by the effect of lower average debt outstanding.

Other expense, net, increased to $152 thousand in second quarter 1995 from $12 thousand in 1994 with no significant items included in either period.

Income Taxes

Income taxes in second quarter 1995 decreased 63% from second quarter 1994, primarily due to a 59% decrease in pretax income, and also reflecting a lower effective rate (34.1% in the 1995 quarter versus 37.2% in the 1994 quarter). The lower 1995 effective tax rate was primarily due to the benefit from a redetermination of prior year research and development tax credits resulting from a change in Federal tax regulations as well as the inclusion in 1994 of non-deductible goodwill amortization associated with the pharmaceuticals business sold in September 1994.

Six Months 1995 Compared with Six Months 1994

Total net sales for the six months of 1995 amounted to $458.8 million, down $206.4 million from $665.2 million in 1994. The reduction in aggregate net sales primarily reflected the absence of Albemarle net sales in the 1995 period versus the inclusion of two months of Albemarle net sales of $155.1 million in the 1994 period.

Net sales for the first six months of 1995 of $458.8 million decreased $51.3 million (10%) from pro forma net sales in the first six months of 1994 of $510.1 million. The decrease primarily reflected the absence of pharmaceutical sales ($34.7 million included in 1994) as well as $16.6 million lower petroleum additives business sales. The lower petroleum additives business sales reflect lower shipments ($47.9 million) that were largely offset by the impact of higher selling prices ($31.3 million). The decrease in shipments primarily reflected lower lead antiknocks shipments, resulting from expected fluctuations in order and shipping patterns compared to the 1994 period, as well as lower shipments of lubricant additives and other fuel additives. These decreases were slightly offset by higher revenues from other refinery fuel additives, reflecting both higher shipments and higher selling prices.

Cost of goods sold in six months 1995 decreased $135.8 million from the 1994 period. The decline in consolidated cost of goods sold occurred primarily due to the absence of Albemarle costs in 1995 versus the inclusion of two months of Albemarle cost of goods sold of $119.1 million in the 1994 period.

Cost of goods sold of $306.0 million for six months 1995 was down about $16.7 million (5%) from six months 1994 pro forma cost of goods sold of $322.8 million. The decrease reflects the absence of pharmaceuticals cost of sales in 1995 versus about $12.4 million in the 1994 period as well as $4.3 million lower petroleum additives business cost of goods sold. The lower petroleum additives business cost of goods sold is due to lower shipments ($27.8 million), largely offset by higher costs ($23.4 million) including expected capacity utilization costs reflecting the second quarter 1995 shutdown of operations at a contract manufacturing site, expected costs associated with starting up the recently completed facilities at several plants (about $4.8 million in 1995 versus $1.0 million in 1994), costs associated with the strike at Feluy, higher per unit raw material costs and an unfavorable foreign exchange effect.

Gross profit margin decreased to 33.3% in the 1995 period from 36.7% on a pro forma basis in the 1994 period, resulting from the net effect of a 10% decrease in net sales and a five percent decrease in cost of goods sold.

Selling, general and administrative expenses, combined with research, development and testing expenses, amounted to $85.7 million in the first six months of 1995 versus $129.2 million in the first six months of 1994. The reduction in consolidated expenses occurred primarily because of the absence of Albemarle expenses in 1995 versus the inclusion of two months of Albemarle expenses of $23.1 million in the 1994 period.

Selling, general and administrative expenses of $85.7 million in the 1995 period were down $20.4 million (19%) from six month 1994 pro forma selling, general and administrative expenses of $106.1 million. The decrease represents the absence of expenses from Whitby, Inc. in 1995 versus $21.9 million expenses in the 1994 period, slightly offset by a $1.5 million increase in petroleum additives business expenses primarily due to a $3.7 million increase in research, development and testing expenses primarily related to MMT approval activities and higher outside testing cost partially offset by the nonrecurring 1994 charges related to closing certain research facilities and certain organization expenses. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, decreased to 18.7% during the six months 1995 from 20.8% on a pro forma basis for the six months 1994 (17.7% excluding the effects of the pharmaceuticals business).

Operating profit in 1995 decreased 29% from the 1994 period, which included two months' operating profit of Albemarle ($12.8 million) during the first quarter 1994.

Operating profit in the first six months of 1995 decreased 17% to $67.1 million from pro forma operating profit of $81.3 million in the 1994 quarter. Most of the decrease (approximately $20.1 million) resulted from lower shipments, primarily of lead antiknocks (reflecting expected fluctuations in order and shipping patterns) and lubricant additives, and somewhat lower profit margins, as well as lower operating profit from other fuel additives and the absence of pharmaceuticals profit in 1995 versus approximately $0.4 million in the 1994 period. These decreases were slightly offset by higher profit from other refinery fuel additives.

In spite of quarterly variances in order and shipping patterns, operating profits from the lead antiknock business in 1995 are expected to be about even with 1994 while overall year-to-year growth is expected in other petroleum additives operating profits due to cost improvements and stronger lubricant additives earnings.

Consolidated interest and financing expenses in 1995 increased 10% to $14.0 million from the 1994 period. This increase more than offset the absence of interest for Albemarle debt in 1995 versus the inclusion of $2.9 million interest on Albemarle debt for two months 1994.

Interest and financing expenses for six months 1995 of $14.0 million increased 42% in the first six months of 1995 from pro forma interest and financing expenses of $9.9 million in the 1994 period, primarily reflecting increases of about $3.2 million due to a lower amount of interest cost capitalized in 1995 than in 1994 and about $1.3 million due to a higher average interest rate in 1995 slightly offset by the effect of lower average debt outstanding.

Other income, net, increased to $248 thousand in 1995 from $78 thousand in 1994, which included $543 thousand of income associated with Albemarle. Other income, net, in 1995 increased $713 thousand from pro forma other expense, net, of $465 thousand in 1994. The increase resulted from higher interest income on amounts invested in short-term securities during the 1995 period.

Income Taxes

Income taxes for the six months 1995 decreased 39% compared to six months 1994, primarily due to a 34% decrease in pretax income in 1995. Some of the decrease reflected the absence of Albemarle pretax income and income taxes in the 1995 period versus two months pretax income and income taxes included in the 1994 period.

Income taxes for the six months 1995 decreased 29% from pro forma income taxes for six months 1994, primarily due to a 25% decrease in pretax income, and also reflecting a lower effective income tax rate (35.3% in the 1995 period versus 37.4% in the 1994 period). The lower 1995 effective tax rate was due to the benefit from a redetermination of prior year research and development tax credits resulting from a change in federal tax regulations, and the inclusion in 1994 of non-deductible goodwill associated with the pharmaceuticals business sold in September 1994.

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 1995, were about $39.1 million which represents an increase of about $7.9 million from $31.2 million at year-end 1994. The increase primarily reflects reduced capital spending in 1995, partly offset by repayment of $17.0 million of long-term debt.

Cash flows were more than sufficient to cover operating activities in the six months of 1995. Cash flows from operating activities of $75.5 million were sufficient to cover capital expenditures of $23.1 million, cash dividends to shareholders of $29.6 million, $17.0 million in repayment of long-term debt and contribute to an increase of approximately $7.9 million in cash and cash equivalents. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses and projected capital expenditures, service debt obligations, including reducing long-term debt from the amount outstanding at June 30, 1995, and make dividend payments to shareholders.

The non-current portion of the Company's long-term debt amounted to $332.9 million at June 30, 1995, compared to $349.8 million at the end of 1994.
The long-term debt to total capitalization ratio was 45.1% on June 30, 1995, versus 47.2% at December 31, 1994.

The Company's capital expenditures in 1995 are expected to be significantly less than in 1994 as a result of the completion or substantial completion in 1994 of major capital construction projects, which have since been completed. The capital spending will be financed primarily from operations. The amount and timing of repayment of borrowings will depend on the Company's specific cash requirements.

Recent Developments

On July 27, the Board of Directors approved the proposed September 15, 1995, redemption of the Company's $200 million 9.8% Notes. The redemption will be financed under the Company's existing credit lines.

                        PART II - Other Informaiton

ITEM 1. Legal Proceedings

On July 11, 1995, the Administrator of the United States Environmental Protection Agency (EPA) granted the Company's application for a fuel additive waiver under section 211(f)(4) of the Clean Air Act to permit the sale of HiTEC 3000 performance additive (MMT) for use in unleaded gasoline in the United States. The EPA was ordered to grant this waiver by the U.S. Court of Appeals for the District of Columbia Circuit in a ruling issued on April 14, 1995.

EPA continues to challenge the use of MMT in U.S. unleaded gasoline unless the additive is "registered" or until a decision favorable to the Company is reached in a lawsuit by the Company challenging the EPA's determination that the Company must complete additional manganese health testing before it can obtain a "registration" under the Clean Air Act. Based on the long history of use of MMT in leaded and unleaded gasoline in the U.S., the Company maintains that MMT is currently registered. Oral arguments in that lawsuit are scheduled for September 11, 1995, and a decision is expected before the end of the year.


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




                                           ETHYL CORPORATION
                                             (Registrant)




Date:  August 8, 1995                      By: s/ Charles B. Walker
                                           Vice Chairman of the Board,
                                           Chief Financial Officer
                                           and Treasurer
                                           (Principal Financial Officer)


Date:  August 8, 1995                      By: s/ Wayne C. Drinkwater,
                                           Controller
                                           (Principal Accounting Officer)