Form 10-Q
period 1995-09-30
ETHYL CORP
filed 1995-11-08
CIK 33656

                                                           Page 1 of 32 Pages

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

For Transition Period from                 to



For Quarter Ended September 30, 1995           Commission File Number 1-5112



                                ETHYL CORPORATION
              (Exact name of registrant as specified in its charter)



              VIRGINIA                                          54-0118820
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)


330 SOUTH FOURTH STREET
P. O. BOX 2189
RICHMOND, VIRGINIA                                              23218
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

            Yes   X                                No

Number of shares of common stock, $1 par value, outstanding as of
October 31, 1995:   118,434,401.

                              ETHYL CORPORATION

                                  I N D E X

                                                                  Page
                                                                 Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1995 and
        December 31, 1994                                        3 - 4

     Consolidated Statements of Income - Three Months and Nine
        Months Ended September 30, 1995 and 1994                   5

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1995 and 1994              6

     Notes to Financial Statements                               7 - 9

  ITEM 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition             10 - 15


PART II.  OTHER INFORMATION

  ITEM 1.   Legal Proceedings                                      16

  ITEM  6.  Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                         17

EXHIBIT INDEX                                                      18

EXHIBIT 3.1   Certificate of Restatment of the Amended Articles
              of Incorporation of the Company                    19 - 32

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

                         ETHYL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                    (Unaudited)

                                                    September 30   December 31
                   ASSETS                               1995          1994
                                                    ------------   -----------
Current assets:
   Cash and cash equivalents                         $    24,256   $    31,166
   Accounts receivable, less allowance for doubtful
      accounts (1995 - $2,401; 1994 - $2,395)            164,619       229,477
      Inventories:
          Finished goods                                 141,612       118,731
          Work-in-process                                 14,150         9,959
          Raw materials                                   15,761        10,842
          Stores, supplies and other                       6,744         5,531
                                                      ----------    ----------
                                                         178,267       145,063

   Deferred income taxes and prepaid expenses             20,406        25,744
                                                      ----------    ----------
            Total current assets                         387,548       431,450
                                                      ----------    ----------

   Property, plant and equipment, at cost                707,043       684,379
      Less accumulated depreciation and amortization    (276,847)     (250,012)
                                                      ----------    ----------
            Net property, plant and equipment            430,196       434,367
                                                      ----------    ----------

   Other assets and deferred charges                     149,389       144,856
   Goodwill and other intangibles - net of amortization   16,169        19,742
                                                      ----------    ----------

   Total assets                                      $   983,302   $ 1,030,415
                                                      ==========    ==========

See accompanying notes to financial statements.



                       ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)
                                 (Unaudited)

                                                September 30    December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY           1995           1994
                                                  ---------       ---------
Current liabilities:
  Accounts payable                              $    59,202     $    77,223
  Accrued expenses                                   54,700          73,118
  Cash dividends payable                             14,804          14,807
  Income taxes payable                               16,640          17,652
                                                  ---------       ---------
      Total current liabilities                     145,346         182,800
                                                  ---------       ---------

Long-term debt                                      311,921         349,766

Other noncurrent liabilities                         84,627          78,902

Deferred income taxes                                37,431          28,010

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,434,401 in 1995 and 1994            118,434         118,434
  Additional paid-in capital                          2,706           2,706
  Foreign currency translation adjustments            3,734          (2,253)
  Retained earnings                                 279,103         272,050
                                                  ---------       ---------
                                                    403,977         390,937
                                                  ---------       ---------

Total liabilities and shareholders' equity      $   983,302     $ 1,030,415
                                                  =========       =========

See accompanying notes to financial statements.





                        ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                           Three Months Ended       Nine Months Ended
                                              September 30            September 30
                                           ------------------      -------------------
                                             1995      1994          1995       1994
                                           --------  --------      ---------  --------
Net sales                                 $ 241,672 $ 244,935      $ 700,493 $ 910,100
Cost of goods sold                          159,754   158,079        465,797   599,940
                                           --------  --------       --------  --------
    Gross profit                             81,918    86,856        234,696   310,160
Selling, general and administrative expenses 24,500    33,220         71,646   118,939
Research, development and testing expenses   18,854    19,210         57,359    62,682
Special charge                                4,750       -            4,750       -
                                           --------  --------       --------  --------
    Operating profit                         33,814    34,426        100,941   128,539
Interest and financing expenses               7,564     5,996         21,581    18,762
Other (income) expense, net                    (340)    1,851           (588)    1,773
                                           --------  --------       --------  --------
Income before income taxes                   26,590    26,579         79,948   108,004
Income taxes                                  9,623     4,085         28,482    34,868
                                           --------  --------       --------  --------
Net Income                                   16,967    22,494         51,466    73,136
Preferred stock dividends                       -          (3)           -          (9)
                                           --------  --------       --------  --------
Net income applicable to common stock     $  16,967 $  22,491      $  51,466 $  73,127
                                           ========  ========       ========  ========

Earnings per share                        $     .14 $     .19      $     .43 $     .62
                                           ========  ========       ========  ========

Shares used to compute earnings per share   118,442   118,448        118,442   118,455
                                           ========  ========       ========  ========

Cash dividends per share of common stock  $  .125   $  .125        $  .375   $   .40
                                           ========  ========       ========  ========

See accompanying notes to financial statements.


                       ETHYL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                       ---------------------
                                                         1995         1994
                                                       ---------------------
Cash and cash equivalents at beginning of year         $  31,166   $  48,201
                                                        --------    --------
Cash flows from operating activities:
   Net income                                             51,466      73,136
   Adjustments to reconcile net income to cash flows
      from operating activities:
         Depreciation and amortization                    35,795      42,719
         Special charge                                    4,750         -
         Working capital decrease (increase)              10,012      (8,892)
         Other, net                                        4,746      (8,120)
                                                        --------    --------
           Cash provided from operating activities       106,769      98,843
                                                        --------    --------
Cash flows from investing activities:
   Capital expenditures                                  (33,608)   (136,257)
   Proceeds from sale of subsidiary                          -        60,500
   Other, net                                              2,149         719
                                                        --------    --------
           Cash used in investing activities             (31,459)    (75,038)

Cash flows from financing activities:
   Additional long-term debt                             162,000      30,400
   Repayment of long-term debt                          (200,000)        -
   Cash dividends paid                                   (44,416)    (47,376)
   Cash and cash equivalents of Albemarle spun off
      as a div on February 28, 1994                          -       (29,332)
   Other, net                                                196         260
                                                        --------    --------
           Cash used in financing activities             (82,220)    (46,048)
                                                        --------    --------

Decrease in cash and cash equivalents                     (6,910)    (22,243)
                                                        --------    --------

Cash and cash equivalents at end of period             $  24,256   $  25,958
                                                        ========    ========

See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1995, the consolidated results of operations for the three and nine-month periods ended September 30, 1995 and 1994 and the consolidated cash flows for the nine-month periods ended September 30, 1995 and 1994. All adjustments are of a normal, recurring nature. Certain reclassifications have been made to prior year information to conform to the current presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1994 Annual Report. The December 31, 1994 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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
                                                              =======

                      ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)


3.  Long-term debt consists of the following:      September 30   December 31
                                                       1995          1994
                                                   ------------   -----------

    Variable-rate bank loans (average effective
       interest rates were 6.5% for the nine-month
       period ended September 30, 1995 and 4.5% for
       the year 1994)                                 $279,000      $117,000

    9.8% Notes (redeemed September 15, 1995)               -         200,000
    8.6% to 8.86% Medium-Term Notes  due through 2001   33,750        33,750
                                                       -------       -------
       Total long-term debt                            312,750       350,750
          Less unamortized discount                       (829)         (984)
                                                       -------       -------
       Net long-term debt                             $311,921      $349,766
                                                       =======       =======


4. The special charge relates to a provision for an anticipated legal settlement by the Company with the civil division of the U.S. Department of Justice resulting in an after tax charge of $4,150 or $.04 per share.

5. On September 15, 1994, Ethyl sold its pharmaceutical subsidiary, Whitby, Inc., for $60,500 resulting in a gain of $4,150 after income taxes or $.04 per share.

                      ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)

6. The Company is providing the following pro forma information to enable the reader to obtain a meaningful understanding of the Company's results of operations. The pro forma statement of income presented is for informational purposes only to illustrate the estimated effects of the distribution of Albemarle as ifit had occurred on January 1, 1994.

Statement of Income
(In thousands except earnings per share)


                                                Nine Months Ended September 30
                                             ------------------------------------
                                                             1994
                                             ------------------------------------
                                             Historical  Adjustments(i) Pro Forma
                                             ------------------------------------
Net sales                                    $ 910,100   $ (155,064)   $ 755,036
Cost of goods sold                             599,940     (119,086)     480,854
                                              --------    ---------     --------
   Gross profit                                310,160      (35,978)     274,182
Selling, general and administrative expenses   118,939      (14,471)     104,468
Research, development and testing expenses      62,682       (8,662)      54,020
                                              --------    ---------     --------
   Operating profit                            128,539      (12,845)     115,694
Interest and financing expenses                 18,762       (2,873)(ii)  15,889
Other  expense, net                              1,773          543        2,316
                                              --------    ---------     --------
Income before income  taxes                    108,004      (10,515)      97,489
Income taxes                                    34,868       (4,239)(iii) 30,629
                                              --------    ---------     --------

Net income                                   $  73,136   $   (6,276)   $  66,860
                                              ========    =========     ========
Earnings per share (iv)                      $     .62                 $     .57
                                              ========                  ========

Introduction to Notes:
Notes (i), (ii) and (iii) reflect a summary of the adjustments in the pro forma statement of income.

Notes:
(i) To eliminate the historical income and expenses of Albemarle for the period presented.

(ii) To eliminate interest expense (net of capitalized interest) that would have incurred by Albemarle on debt transferred to Albemarle.

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

At the close of business on February 28, 1994, the Company completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation (Albemarle). Consequently, Albemarle's results of operations are included in the Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for only the first two months of 1994. Due to the significance of the spin-off of Albemarle, a pro forma statement of income is provided for the nine-month period ended September 30, 1994, in Note 6 of the Notes to Financial Statements for informational purposes to illustrate the estimated effects of the distribution of Albemarle stock assuming the distribution had occurred as of January 1, 1994, which includes interest charges resulting from an assumed debt structure. In the following discussion, in addition to the consolidated information discussed for nine months 1995 versus 1994, pro forma comparisons are provided to illustrate the Company's 1994 results excluding the Albemarle businesses spun off. The proforma information presented is not necessarily indicative of the future results of operations of the Company or what the results of operations would have been had Albemarle operated as a separate, independent company during the period presented.

On September 15, 1994, Ethyl sold its pharmaceutical subsidiary, Whitby, Inc., placing Ethyl solely in the petroleum additives business.

Third Quarter 1995 Compared with Third Quarter 1994

Total net sales for the third quarter of 1995 amounted to $241.7 million, down $3.2 million from $244.9 million in 1994. The reduction in aggregate net sales primarily reflected the absence of revenues from the pharmaceuticals business in 1995 versus $14.1 million revenues in the 1994 quarter, while the $10.9 million increase in the petroleum additives business reflected the beneficial impact from higher selling prices ($13.0 million), partly offset by the effect of lower shipments ($2.1 million).

The higher selling prices were reflected in antiknocks, lubricant additives and certain other fuel additives. The decreased shipments primarily reflected lower than expected shipments of lubricant additives as a result of a general weakness in the end market demand, as well as anticipated lower shipments of certain other fuel additives, partly offset by higher shipments of antiknocks, resulting from normal fluctuations in order and shipping patterns of this product.

Cost of goods sold in 1995 increased by $1.7 million from 1994. The increase in cost of goods sold occurred in spite of the absence of pharmaceutical costs in 1995 versus $4.3 million in the 1994 quarter, which was more than offset by $6.0 million higher cost of goods sold from the petroleum additives business. That increase in petroleum additives reflected the combined impact of higher manufacturing costs in 1995 ($8.7 million), primarily of lubricant additives including costs associated with starting up the recently completed facilities, delayed charges from a contract manufacturing site which for the most part was phased out during the first half of 1995 and higher unit raw material costs, as well as an unfavorable foreign exchange effect, all of which were partly offset by lower shipments in 1995 ($2.7 million).

The gross profit margin decreased to 33.9% in the 1995 quarter from 35.5% in the 1994 quarter, representing the net result of a 1% decrease in net sales and a 1% increase in cost of goods sold. Additionally, excluding pharmaceuticals in 1994, the gross profit margin would have been 33.4%.
The gross margin in 1995 benefited from a higher level of antiknock shipments included in the product mix during this quarter, largely offset by lower margins in lubricants and other fuel additives.

Selling, general and administrative expenses, combined with research, development and testing expenses, amounted to $43.4 million in the third quarter 1995, down $9.0 million from $52.4 million in the third quarter of 1994. The decrease primarily represents the absence of pharmaceuticals expenses in 1995 versus $9.0 million expenses in the 1994 period. The 1995 petroleum additives business expenses were even with 1994, reflecting an increase in in-house research, development and testing and other expenses offset by lower outside testing costs. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, decreased to 17.9% during the 1995 quarter from 21.4% during the 1994 quarter. Excluding the impact of the pharmaceutical business that was sold in September 1994, the expenses would have represented 18.8% of net sales in the 1994 quarter.

Third quarter 1995 results include a special charge provision of $4.75 million for an anticipated legal settlement by an Ethyl subsidiary with the civil division of the U.S. Department of Justice.

Operating profit in the 1995 quarter decreased to $33.8 million, down $0.6 million from $34.4 million in the 1994 quarter as a result of the special charge. Without this charge, operating profit would have increased about $4.2 million for the third quarter reflecting higher margins, primarily in antiknocks and other refinery chemicals as well as higher antiknock shipments (due to normal fluctuations in order and shipping patterns) partially offset by somewhat lower lubricant additives shipments, as well as higher lubricant additives per unit costs.

Interest and financing expenses in 1995 increased 26% to $7.6 million from $6.0 million in the 1994 period. The increase in interest expense was due to a lower amount of interest cost capitalized in 1995 than in 1994 of about

$1.8 million, which combined with the $0.4 million increase due to higher average interest rates and $0.5 million in other finance charges, more than offset the $1.1 million effect of lower average debt outstanding.

Other income, net, amounted to $0.3 million in 1995 versus $1.8 million other expense, net, in 1994 with no significant items in either period.

Income Taxes

Income taxes in third quarter 1995 increased 136% from third quarter 1994, on basically unchanged pretax income, due to a higher effective rate (36.2% in the 1995 quarter versus 15.4% in the 1994 quarter). The unusually low
1994 effective tax rate was primarily due to the tax benefit from the September 1994 sale of Ethyl's pharmaceutical subsidiary which had a higher tax basis than book basis, partially offset by the inclusion of non-deductible goodwill amortization associated with the pharmaceuticals business. The
1995 effective tax rate reflected the benefit of a redetermination of prior-year research and development tax credits resulting from a change in federal tax regulations, as well as other favorable adjustments related to prior tax years.

Nine Months 1995 Compared with Nine Months 1994

Total net sales for the nine months of 1995 amounted to $700.5 million, down $209.6 million from $910.1 million in 1994. The reduction in aggregate net sales primarily reflected the absence of Albemarle net sales in the 1995 period versus the inclusion of two months of Albemarle net sales of $155.1 million in the 1994 period.

Net sales for the first nine months of 1995 of $700.5 million decreased $54.5 million (7%) from pro forma net sales in the first nine months of 1994 of $755.0 million. The decrease primarily reflected the absence of pharmaceutical sales ($48.8 million included in 1994), as well as $5.7 million lower petroleum additives business sales. The lower petroleum additives business sales reflected lower shipments ($51.3 million) which were largely offset by the impact of higher selling prices ($45.6 million). The decrease in shipments reflected lower shipments of antiknocks, resulting from expected fluctuations in order and shipping patterns compared to the 1994 period, as well as lower shipments of lubricant additives, as a result of general weakness in the end market demand, and other fuel additives, partly offset by somewhat higher shipments of other refinery fuel additives. The effect of lower shipments was largely offset by higher selling prices in all major product lines.

Cost of goods sold in nine months 1995 decreased $134.1 million from the 1994 period. The decline in consolidated cost of goods sold occurred primarily because of the absence of Albemarle costs in 1995 versus the inclusion of two months of Albemarle cost of goods sold of $119.1 million in the 1994 period.

Cost of goods sold of $465.8 million for nine months 1995 was down about $15.1 million (3%) from nine months 1994 pro forma cost of goods sold of $480.9 million. The decrease reflects the absence of pharmaceuticals cost of sales in 1995 versus about $16.8 million in the 1994 period, slightly offset by $1.7 million higher petroleum additives business cost of goods sold. The higher petroleum additives business cost of goods sold reflects higher costs ($32.2 million) and lower shipments ($30.5 million), primarily in antiknocks, lubricant additives and other fuel additives. The higher costs include unfavorable capacity utilization costs reflecting the second quarter 1995 shutdown of operations at a contract manufacturing site, an expected cost increase associated with starting up the recently completed facilities at several plants (about $4.8 million in 1995 versus $3.1 million in 1994), costs associated with the strike at Feluy, higher per unit raw material costs and an unfavorable foreign exchange effect.

The gross profit margin decreased to 33.5% in the 1995 period from 36.3% on a pro forma basis in the 1994 period, resulting from the net effect of a 7% decrease in net sales and a 3% decrease in cost of goods sold. Additionally, excluding the impact of the pharmaceuticals business, the gross profit margin would have been 34.3% in the 1994 period.

Selling, general and administrative expenses, combined with research, development and testing expenses, amounted to $129.0 million in the first nine months of 1995 versus $181.6 million in the first nine months of 1994. The reduction in consolidated expenses occurred, in part, because of the absence of Albemarle expenses in 1995 versus the inclusion of two months of Albemarle expenses of $23.1 million in the 1994 period.

Selling, general and administrative expenses of $129.0 million in the 1995 period were down $29.5 million (19%) from pro forma expenses of $158.5 million in the 1994 period. The decrease primarily represents the absence of pharmaceuticals expenses in 1995 versus $31.2 million expenses in the 1994 period, slightly offset by a $1.7 million increase in petroleum additives business expenses primarily due to a $4.0 million increase in research, development and testing expenses, primarily related to MMT approval activities and testing costs, partially offset by the nonrecurring 1994 charges related to closing certain research facilities and certain organization expenses. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, decreased to 18.4% during the nine months of 1995 from 21.0 % on a pro forma basis during the first nine months of 1994 (18.0% excluding the effect of the pharmaceuticals business).

Nine month 1995 results include a special charge provision of $4.75 million for an anticipated legal settlement by an Ethyl subsidiary with the civil division of the U.S. Department of Justice.

Operating profit in 1995 decreased 21% from the 1994 period, which included two months operating profit of Albemarle ($12.8 million) during the first quarter of 1994.

Operating profit in the first nine months of 1995 decreased 13% to $100.9 million from pro forma operating profit of $115.7 million in the 1994 period. The decrease resulted from lower shipments, (approximately $20.8 million) primarily of lead antiknocks (reflecting normal fluctuations in order and shipping patterns) and lubricant additives, and somewhat lower profit margins, as well as lower operating profit from other fuel additives and the absence of pharmaceuticals profit in 1995 versus approximately $0.8 million in the 1994 period. These decreases were partly offset by higher profit from other refinery chemicals.

In spite of quarterly variances in order and shipping patterns, operating profits from the lead antiknocks business in 1995 are expected to be about even with 1994. Results from other refinery fuel additives are expected to be well ahead of 1994 levels while lubricant additives results may be slightly below 1994 results. Other fuel additives are expected to be well below prior year results.

Consolidated interest and financing expenses in 1995 increased 15% to $21.6 million from the 1994 period. This increase more than offset the absence of interest for Albemarle debt in 1995 versus the inclusion of two months' interest for Albemarle debt in 1994. Interest and financing expenses for nine months 1995 increased 36% in the 1995 period from pro forma interest and financing expenses of $15.9 million in the 1994 period, primarily reflecting increases of about $5.0 million due to a lower amount of interest cost capitalized in 1995 than in 1994, about $1.8 million due to higher average interest rates in 1995, and increased other financing charges, partly offset by a benefit of $1.4 million due to lower average debt outstanding.

Other income, net, increased to $0.6 million in 1995 from $1.8 million other expense, net, in 1994, which included $0.5 million income associated with Albemarle. Other income, net, in 1995 increased $2.9 million from pro forma other expense, net, of $2.3 million in 1994. The increase resulted from higher interest income on larger amounts invested in short-term securities and other items, none of which was individually material.

Income Taxes

Income taxes for the nine months 1995 decreased 18% compared to nine months 1994, primarily due to lower pretax income in 1995. Some of the decrease reflected the absence of Albemarle pretax income and income taxes in the 1995 period versus two months pretax income and income taxes included during the 1994 period.

Income taxes for the nine months 1995 decreased 7% from pro forma income taxes for nine months 1994, primarily due to an 18% decrease in pretax income, partly offset by a higher effective income tax rate (35.6% in the 1995 period versus 31.4% in the 1994 period). The increase in the effective tax rate in 1995 compared to the unusually low 1994 effective tax rate was due to the 1994 rate including the tax benefit on the September 1994 sale of Ethyl's pharmaceutical subsidiary which had a higher tax basis than book basis, partially offset by the inclusion of non-deductible goodwill associated with the pharmaceutical business. The 1995 rate includes the benefit from a redetermination of prior-year research and development tax credits resulting from a change in Federal tax regulations, as well as favorable adjustments related to prior tax years.

Financial Condition and Liquidity

Cash and cash equivalents at September 30, 1995, were about $24.3 million which represents a decrease of about $6.9 million from $31.2 million at year-end 1994.

Cash flows were more than sufficient to cover operating activities in the first nine months of 1995. Cash flows from operating activities of $106.8 million combined with approximately $6.9 million in cash and cash equivalents were sufficient to cover capital expenditures of $33.6 million and cash dividends to shareholders of $44.4 million. In addition, the Company repaid its $200 million 9.8% Notes, funded with additional long-term debt under its line of credit agreement, and overall has achieved a net reduction of $38 million of long-term debt through the first nine months of 1995. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses and projected capital expenditures, service debt obligations and make dividend payments to shareholders.

The non-current portion of the Company's long-term debt amounted to $311.9 million at September 30, 1995, compared to $349.8 million at the end of 1994. The long-term debt to total capitalization ratio was 43.6% on September 30, 1995, versus 47.2% at December 31, 1994.

The Company's capital expenditures in 1995 will be significantly less than in 1994 as a result of the completion or substantial completion in 1994 of major capital construction projects, all of which have since been completed. Capital expenditures for the year 1996 are expected to be higher than 1995 levels. The capital spending will be financed primarily from operations.
The amount and timing of repayment of borrowings will depend on the Company's specific cash requirements.

Recent Developments

The Company announced on September 25, 1995, its proposed acquisition of the worldwide lubricant additives business of Texaco, Inc. The acquisition, which is expected to close by year end but is contingent upon regulatory approval, would be funded primarily through additional long-term debt.

The Company also announced, on October 23, 1995, the Federal Appeals Court's unanimous decision ordering the U.S. Environmental Protection Agency to register the Company's manganese-based fuel additive for use in unleaded gasoline removing the last hurdle to commercial introduction of the product in the U. S. (See Other Information - Legal Proceedings)

                        PART II - Other Information

ITEM 1. Legal Proceedings

        There are no material legal proceedings other than the proceeding previously disclosed in the Form 8-K filed on October 23, 1995, which is incorporated herein by reference.


ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 3.1 Certificate of Restatement of the Amended Articles of Incorporation of the Company issued and admitted to record by the Virginia State Corporation Commission effective July 31, 1995.

        (b) A Form 8-K was filed on September 25, 1995, which announced the proposed acquisition of the worldwide lubricant additives business of Texaco, Inc.

                A Form 8-K was filed on October 23, 1995, to which was attached a press release announcing the Federal Appeals Court's unanimous decision ordering the U.S. Environmental Protection Agency to register the Company's manganese-based fuel additive for use in unleaded gasoline retroactively to November 30, 1993. Also attached to that 8-K was a press release which announced the Company's third quarter earnings and an anticipated settlement (by the Company's subsidiary, Ethyl Petroleum Additives, Inc.) with the Civil Division of the U.S. Department of Justice.

PAGE>  17

                                 SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ETHYL CORPORATION
                                                    (Registrant)


Date:  November 8, 1995                           By: s/ Charles B. Walker
                                                  Vice Chairman of the Board,
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Financial Officer)


Date:  November 8, 1995                           By: s/ Wayne C. Drinkwater,
                                                  Controller
                                                  (Principal Accounting Officer)

                                EXHIBIT INDEX




                                                             Page
                                                            Number

Number and Name of Exhibit

Exhibit 3.1     Certificate of Restatement of the Amended
                Articles of Incorporation of the Company
                issued and admitted to record by the
                Virginia State Corporation Commission
                effective July 31, 1995                        19

Certificate of Restatement of the Amended Articles of       EXHIBIT 3.1
Incorporation of the Company issued and admitted to record by the Virginia State Corporation
Commission effective July 31, 1995.


                           COMMONWEALTH OF VIRGINIA
                         STATE CORPORATION COMMISSION

                                July 31, 1995


The State Corporation Commission has found the accompanying articles submitted on behalf of

ETHYL CORPORATION


to comply with the requirements of law, and confirms payment of all related fees.

Therefore, it is ORDERED that this

CERTIFICATE OF RESTATEMENT

be issued and admitted to record with the articles of amendment in the Office of the Clerk of the Commission, effective July 31, 1995.


The corporation is granted the authority conferred on it by law in accordance with the articles, subject to the conditions and restrictions imposed by law.



                                STATE CORPORATION COMMISSION

                                By     s/ T. V. Morrison, Jr.


                                       Commissioner

                       ARTICLES OF RESTATEMENT OF THE

               AMENDED AND RESTATED ARTICLES OF INCORPORATION

                           OF ETHYL CORPORATION



        1.      The name of the corporation is Ethyl Corporation (the
"Corporation").

        2. The Articles of Incorporation of the Corporation shall be restated in the form attached hereto as Exhibit A.

        3. The Restatement was duly adopted by the Board of Directors of the Corporation without shareholder action. The Restatement does not contain an amendment to the Articles of Incorporation requiring shareholder approval.


        IN WITNESS WHEREOF, these Articles of Restatement have been executed on behalf of the Corporation by its duly authorized officer this 31st day of July, 1995.





                                                  ETHYL CORPORATION


                                                  By:  s/ C. B. Walker

                                                  Title: Vice Chairman
                                                    Chief Financial Officer

                                                                 EXHIBIT A

                      RESTATED ARTICLES OF INCORPORATION

                                     of

                              ETHYL CORPORATION


                                 ARTICLE I

The name of the Corporation is

                              ETHYL CORPORATION


                                ARTICLE II

   The purposes of the Corporation are to develop, manufacture, produce, improve, buy, sell and deal in any and all kinds of materials, chemicals, plastics, petroleum, paper, machinery, metals, minerals and mineral products, timber and wood products, and all ingredients, derivatives, products, by-products, and compounds thereof or related in any way thereto and, without limitation by reason of the foregoing, to engage in any business not required to be stated in the articles of incorporation.

   The Corporation shall have the power to make accommodation guarantees or endorsements of the obligations of any other person or corporation.


                                ARTICLE III

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

                       PART A.  CUMULATIVE PREFERRED STOCK

   1. Issuance in Series. The Cumulative Preferred Stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be stated and expressed herein or in the resolution or resolutions providing for the issue of shares of a particular series, and in such resolution or resolutions providing for the issue of shares of such series, the Board of Directors is expressly authorized to fix:

        (a) The annual dividend rate for such series, the dividend payment dates, the date from which dividends on all shares of such series issued shall be cumulative, and the extent of participation rights, if any;

        (b) The redemption price or prices, if any, for such series and other terms and conditions on which shares of such series may be retired or redeemed;

        (c) The obligation, if any, of the Corporation to purchase and retire or redeem shares of such series as a sinking fund, and the provisions of any such sinking fund;

        (d) The designation and maximum number of shares of such series issuable;

        (e) The right to vote, if any, with holders of shares of any other series or class and any right to vote as a class, either generally or as a condition to specified corporate action;

        (f) The amount payable upon shares in event of involuntary liquidation;

        (g) The amount payable upon shares in event of voluntary liquidation; and

        (h) The rights, if any, of the holders of shares of such series to convert such shares into other classes of stock of the Corporation and the terms and conditions of such conversion.

   All shares of Cumulative Preferred Stock of any one series shall be identical with each other in all respects except, if so determined by the Board of Directors, as to the dates from which dividends thereon shall be cumulative; and all shares of Cumulative Preferred Stock shall be of equal rank with each other, regardless of series, and shall be identical with each other in all respects except as provided herein or in the resolution or resolutions providing for the issue of a particular series. In case dividends on all shares of Cumulative Preferred Stock for any quarterly dividend period are not paid in full, all such shares shall participate ratably in any partial payment of dividends for such period in proportion to the full amounts of dividends for such period to which they are respectively entitled.

   If and whenever, from time to time, the Board of Directors shall determine to issue Cumulative Preferred Stock of any series hereinafter designated, the Board shall, prior to the issue of any shares of such new series, cause provisions respecting it to be set out in articles of amendment filed with the State Corporation Commission of Virginia. The Board of Directors, in any such articles of amendment filed with the State Corporation Commission of Virginia, may reclassify any of the authorized but unissued shares of any particular series as shares or additional shares of any other series, or, unless otherwise provided in the articles of amendment establishing any particular series, increase any maximum number of shares theretofore established for a particular series to any greater number then authorized by the articles of incorporation.

   2. Cumulative Preferred Stock, Convertible Series B. A series of Cumulative Preferred Stock is hereby designated "Series B," which series shall have the following description and terms:

        (a)     Dividends and Distributions.

                (i) The holders of shares of Series B shall be entitled to receive, when and as declared by the Board of Directors out offunds legally available therefor, dividends payable quarterly on the first day of each January, April, July and October (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series B, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $50.00 or (b) subject to the provision for adjustment hereinafter set forth, 1000 times the aggregate per share amount of all cash dividends, and 1000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock
        (by reclassification or otherwise), declared on the Common Stock, par value $1.00 per share, of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first
        Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time after October 5, 1987 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series B were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                (ii) The Corporation shall declare a dividend or distribution on the Series B as provided in subsection
        (i) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $50.00 per share on the Series B Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

                (iii) Dividends shall begin to accrue and be cumulative on outstanding shares of Series B from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series B, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series B entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series B in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series B entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 70 days prior to the date fixed for the payment thereof.

                (iv) Dividends in full shall not be declared or paid or set apart for payment on the Series B for a dividend period terminating on the Quarterly Dividend Payment Date unless dividends in full have been declared or paid or set apart for payment on the Cumulative Preferred Stock of all series (other than series with respect to which dividends are not cumulative from a date prior to such dividend date) for the respective dividend periods terminating on such dividend date.

        (b) Voting Rights. The holders of shares of Series B shall have the following voting rights:

                (i) Subject to the provision for adjustment hereinafter set forth, each share of Series B shall entitle the holder thereof to 1000 votes on all matters submitted to a vote of the shareholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of shares of Series B were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                (ii) Except as otherwise provided herein or in the Bylaws, the holders of shares of Series B and the holders of shares of Common Stock shall vote together as one voting group on all matters submitted to a vote of stockholders of the Corporation.

                (iii) In addition, in the event that at any time or from time to time while any shares of the Series B are outstanding, six or more quarterly dividends, whether consecutive or not, on any shares of the Series B shall be in arrears and unpaid, whether or not earned or declared, then the holders of all of the outstanding shares of the Series B together with any other series of Cumulative Preferred Stock then entitled to such a vote under the terms of the Articles of Incorporation of the Corporation, voting as a single class, shall be entitled to elect two members of the Board of Directors of the Corporation. Immediately after the occurrence of such event, the Corporation shall cause the number of directors of the Corporation to be increased by two and (unless a regular meeting of stockholders of the Corporation is to be held within sixty (60) days for the purpose of electing directors) shall give prompt notice to the holders of all of the outstanding shares of the Cumulative Preferred Stock then so entitled to such a vote of a special meeting of such holders to take place within sixty (60) days after the occurrence of such event. If such meeting shall not have been called as so provided, such meeting may be called at the expense of the Corporation by the holders of not less than five percent (5%) of such Cumulative Preferred Stock at the time outstanding, on written notice specifying the time and place of the meeting given by mail not less than ten (10) days or more than thirty (30) days before the date of such meeting specified in such notice. At such meeting the holders of all of such Cumulative Preferred Stock at the time outstanding, voting as a single class, shall have the right to elect two (2) members of the Board of Directors of the Corporation.

                If a regular meeting of the stockholders of the Corporation for the purpose of electing directors is to be held within sixty
       (60) days after the occurrence of such event then at such meeting, and, in any event, at each subsequent meeting of the stockholders of the Corporation called for the purpose of electing directors, the holders of such Cumulative Preferred
       Stock at the time outstanding, voting as a single class, shall have the right to elect two (2) members of the Board of Directors on the same conditions as stated above.

                At any special or regular meeting provided for in the next two preceding subsections, each outstanding share of such Cumulative Preferred Stock shall be entitled to one vote for the election of the directors provided for herein; the holders of a majority of the shares of such Cumulative Preferred Stock at the time outstanding shall constitute a quorum; and a plurality vote of such quorum shall govern.

                The directors elected by the holders of such Cumulative Preferred Stock shall hold office until their successors shall be elected; provided that their term of office shall automatically expire at such time as all dividends on all outstanding shares of such Cumulative Preferred Stock in arrears shall have been paid in full.

                (iv) Except as otherwise provided in the Articles of Incorporation, holders of Series B shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

       (c)      Certain Restrictions.

                (i) Whenever quarterly dividends or other dividends or distributions payable on the Series B as provided in subsection
       (a) are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series B outstanding shall have been paid in full, the Corporation shall not

                      (1) declare or pay or set apart for payment any dividends (other than dividends payable in shares of any class or classes of stock of the Corporation ranking junior to the Series B) or make any other distributions on, any class of stock of the Corporation ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series B and shall not redeem, purchase or otherwise, acquire, directly or indirectly, whether voluntarily, for a sinking fund, or otherwise any shares of any class of stock of the Corporation ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series B, provided that, notwithstanding the foregoing, the Corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the concurrent sale of other shares of stock of any such junior class;

                      (2) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series B, except dividends paid ratably on the Series B and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

                      (3) redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding
                up) with the Series B, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series B;

                      (4) purchase or otherwise acquire for consideration any shares of Series B, or any shares of stock ranking on a parity with the Series B, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

                (ii) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under subsection (i) of this subsection (c), purchase or otherwise acquire such shares at such time and in such manner.

       (d) Reacquired Shares. Any shares of Series B purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Cumulative Preferred Stock and may be reissued as part of a new series of Cumulative Preferred
Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

       (e)     Liquidation, Dissolution or Winding Up.

               (i) Upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series B unless, prior thereto, the holders of shares of Series B shall have received $3,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series B Liquidation Preference"). Following the payment of the full amount of the Series B Liquidation Preference, no additional distributions shall be made to the holders of shares of Series B unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (1) the Series B Liquidation Preference by (2) 1000 (as appropriately adjusted as set forth in subsection (iii) below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii) being hereinafter referred to as the "Adjustment Number"). Following the payment of the full amount of the Series B Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series B and Common Stock, respectively, holders of Series B and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Series B and Common Stock, on a per share basis, respectively.

               (ii) In the event, however, that there are not sufficient assets available to permit payment in full of the Series B Liquidation Preference and the liquidation preferences of all other series of Cumulative Preferred Stock, if any, that rank on a parity with the Series B, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

               (iii) In the event the Corporation shall at any time after the Rights Declaration Date (1) declare any dividend on Common Stock payable in shares of Common Stock, (2) subdivide the outstanding Common Stock, or (3) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (f) Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series B shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series B shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

        (g) Redemption. The outstanding shares of Series B may be redeemed at the option of the Board of Directors as a whole, but not in part, at any time, at which no person beneficially owns more than 20% of the outstanding Common Stock of the Corporation at a cash price per share equal to (i) 100% of the product of the Adjustment Number times the Average Market Value (as such term is hereinafter defined) of the Common Stock, plus (ii) all dividends which on the redemption date have accrued on the shares to be redeemed and have not been paid or declared and a sum sufficient for the payment thereof set apart, without interest; provided, however, that if and whenever any quarterly dividend shall have accrued on the Series B that has not been paid or declared and a sum sufficient for the payment thereof set apart, the Corporation may not purchase or otherwise acquire any shares of Series B unless all shares of such stock at the time outstanding are so purchased or otherwise acquired. The
"Average Market Value" is the average of the closing sale prices of a share of the Common Stock during the 30 day period immediately preceding the date before the redemption date on the Composite Tape for New York Stock Exchange Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York
Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934, as amended, on which such stock is listed, or, if such stock is not listed on any such exchange, the average of the closing bid quotations with respect to a share of Common Stock during such 30-day period on the National Association of Securities Dealers,
Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value of a share of the Common Stock as determined by the Board of Directors in good faith.

        (h) Ranking. The Series B shall rank junior to all other series of the Corporation's Cumulative Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

        (i) Amendment. The Corporation shall not create any other class or classes of stock ranking prior to the Series B either as to dividends or liquidation, or increase the authorized number of shares of any such other class of stock, or amend, alter, or repeal any of the provisions of the Articles of Incorporation or the resolution or resolutions adopted by the Board of Directors authorizing the Series B so as to adversely affect the preferences, rights or powers of the Series B without the affirmative vote of the holders of more than two-thirds of the outstanding shares of the Series B, voting separately as one voting group.

        (j) Fractional Shares. Series B may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series B.

                           PART B.  COMMON STOCK

   1. Voting Rights. The holders of the Common Stock shall, to the exclusion of the holders of any other class of stock of the Corporation, have the sole and full power to vote for the election of directors and for all other purposes without limitation except only as provided in sections 1 and 2 of Part A, and as otherwise expressly provided by the then existing statutes of the Commonwealth of Virginia. The holders of the Common Stock shall have one (1) vote for each share of Common Stock held by them.

   2. Dividends. Subject to the provisions hereinabove set forth with respect to Cumulative Preferred Stock, the holders of shares of Common Stock shall be entitled to receive dividends if, when and as declared by the Board of Directors out of funds legally available therefor.

                          PART C.  PRE-EMPTIVE RIGHTS

   1. No holder of Cumulative Preferred Stock shall as such holder have any pre-emptive or preferential right to purchase or subscribe to (i) any shares of any class of stock of the Corporation, whether now or hereafter authorized, (ii) any warrants, rights or options to purchase any such stock, or (iii) any obligations convertible into any such stock or into warrants, rights or options to purchase any such stock.

   2. The holders of Common Stock shall have no pre-emptive rights to purchase or subscribe to any shares of Cumulative Preferred Stock or to any shares of any class of stock of the Corporation that may be issued on conversion of any shares of Cumulative Preferred Stock.


                                 ARTICLE IV

   1. Number of Directors. Unless otherwise fixed in the By-Laws, the number of directors of the Corporation shall be eighteen (18), but in no event shall such number be less than three (3).

   2.   Indemnification of Directors and Officers.

        (a) To the full extent that the Virginia Stock Corporation Act, as it existed on May 27, 1988, the effective date of this section, or as hereafter amended, permits the limitation or elimination of the liability of Directors and officers, no Director or officer of the Corporation made a party to any proceeding shall be liable to the Corporation or its stockholders for monetary damages arising out of any transaction, occurrence or course of conduct, whether occurring prior or subsequent to the effective date of this section.

        (b) To the full extent permitted by the Virginia Stock Corporation Act, as it existed on May 28, 1988, the effective date of this section, or as hereafter amended, the Corporation shall indemnify any person who is or was a party to any proceeding by reason of the fact that (i) he is or was a Director or officer of the Corporation, or (ii) he is or was serving at the request of the Corporation as a director, trustee, partner or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability incurred by him in connection with such proceeding. A person is considered to be serving an employee benefit plan at the Corporation's request if his duties to the Corporation also impose duties on, or otherwise involve services by, him to the plan or to participants in or beneficiaries of the plan. The Board of Directors is hereby empowered, by a majority vote of a quorum of the disinterested Directors, to enter into a contract to indemnify any Director or officer in respect of any proceeding arising from any act or omission, whether occurring before or after the execution of such contract.

        (c) The Board of Directors is hereby empowered, by majority vote of a quorum of the disinterested Directors, to cause the Corporation to indemnify or contract to indemnify any person not specified in subsection (a) or (b) of this section who was, is or may become a party to any proceeding, by reason of the fact that he is or was an employee, agent or consultant of the Corporation, or is or was serving at the request of the Corporation as an employee, agent or consultant of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, to the same extent as if such person were specified as one to whom indemnification is granted in subsection (b) of this section.

        (d) The provisions of this section shall be applicable to all proceedings commenced after the effective date hereof arising from any act or omission, whether occurring before or after such effective date. No amendment or repeal of this section shall have any effect on the rights provided under this section with respect to any act or omission occurring prior to such amendment or repeal. The Corporation shall promptly take all such actions, and make all such determinations, as shall be necessary or appropriate to comply with its obligation to make any indemnity under this section and shall pay or reimburse promptly all reasonable expenses, including attorneys' fees, incurred by such Director or officer in connection with such actions and determinations or proceedings of any kind arising therefrom.

        (e) In the event there has been a change in the composition of a majority of the Board of Directors after the date of the alleged act or omission with respect to which indemnification is claimed, any determination as to indemnification and advancement of expenses with respect to any claim for indemnification made pursuant to this section shall be made by special legal counsel agreed upon by the Board of Directors and the applicant. If the Board of Directors and the applicant are unable to agree upon such special legal counsel, the Board of Directors and the applicant each shall select a nominee, and the nominees shall select such special legal counsel.

        (f) Every reference herein to Directors, officers, trustees, partners, employees, agents or consultants shall include former Directors, officers, trustees, partners, employees, agents or consultants and their respective heirs, executors and administrators. The indemnification hereby provided and provided hereafter pursuant to the power hereby conferred by this section on the Board of Directors shall not be exclusive of any other rights to which any person may be entitled, including any right under policies of insurance that may be purchased and maintained by the Corporation or others, with respect to claims, issues or matters in relation to which the Corporation would not have the power to indemnify such person under the provisions of this section. Such rights shall not prevent or restrict the power of the Corporation to make or provide for any further indemnity, or provisions for determining entitlement to indemnity, pursuant to one or more indemnification agreements, bylaws, or other arrangements (including, without limitation, creation of trust funds or security interests funded by letters of credit or other means) approved by the Board of Directors (whether or not any of the Directors of the Corporation shall be a party to or beneficiary of any such agreements, bylaws or arrangements); provided, however, that any provision of such agreements, bylaws or other arrangements shall not be effective if and to the extent that it is determined to be contrary to this section or applicable laws of the Commonwealth of Virginia.

        (g) Each provision of this section shall be severable and an adverse determination as to any such provision shall in no way affect the validity of any other provision.

        (h) Unless otherwise defined, terms used in this section shall have the definitions assigned to them in the Virginia Stock
   Corporation Act, as it exists on the date hereof or as hereafter amended.

                                  ARTICLE V

        Any amendment or restatement of these Articles other than an amendment or restatement that amends or affects the shareholder vote required by the Virginia Stock Corporation Act to approve a merger, statutory share exchange, sale of all or substantially all of the Corporation's assets or the dissolution of the Corporation shall be approved by a majority of the votes entitled to be cast by each shareholder voting group that is entitled to vote on the matter.