Form 10-K
period 1995-12-31
ETHYL CORP
filed 1996-03-29
CIK 33656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549
				 FORM 10-K



X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
				    OR
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

330 SOUTH FOURTH STREET
P. O. Box 2189 (Zip:  23218)
RICHMOND, VIRGINIA                                        23219
(Address of principal                                   (Zip Code)
executive offices)

Registrant's telephone number, including area code:     804-788-5000

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

Yes  X      No

Aggregate market value of voting stock held by non-affiliates of the
registrant as of December 31, 1995:       $1,202,946,376.50.*

Number of shares of Common Stock outstanding as of December 31, 1995:
118,443,835.


*In determining this figure, an aggregate of 21,236,047 shares of Common Stock reported in the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded because the shares are held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on December 29, 1995, as reported by The Wall Street Journal.



		      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ethyl Corporation's Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report"), are incorporated by reference into Parts I, II and IV of this Form 10-K.

2.      Portions of Ethyl Corporation's definitive Proxy Statement for its
	1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

				   PART I



Item 1. BUSINESS

DESCRIPTION OF BUSINESS

	Ethyl Corporation (the "Company") is incorporated in Virginia and is a major manufacturer and blender of petroleum additives.
 Petroleum additives products include additives for gasoline, diesel fuels, and home heating oils as well as additives for passenger-car and diesel crankcase lubricants including railroad engine oil additives, automatic transmission fluids and lubricants for gears, hydraulic and industrial equipment.

	On February 29, 1996, the Company purchased the worldwide lubricant additives business of Texaco, Inc. The purchase transaction is discussed in the footnotes to the Company's annual report in Note 21 Subsequent Event of the Notes to the Financial Statements on page 44 and is incorporated herein by reference.

	During 1994 and 1993, the Company completed certain actions in positioning itself as a highly focused maker and marketer of petroleum additives to customers around the world. On September
15, 1994, the Company sold its wholly owned pharmaceuticals subsidiary, Whitby, Inc., which marketed and distributed finished pharmaceuticals. Earlier in the year, the Company completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation ("Albemarle"), at the close of business on February 28, 1994, which included the operations of the olefins and derivatives, bromine chemicals and specialty chemicals businesses. The results of both the pharmaceuticals subsidiary and Albemarle are included in the consolidated financial statements in Ethyl's annual report through those dates.

	The Company also completed the tax-free spin-off of its approximately 80% interest in First Colony Corporation (First
Colony) on July 1, 1993, which included the operations of First
Colony Life Insurance Company and subsidiaries, which engage primarily in writing life insurance and annuities.

	The completion of these transactions places the Company solely in the petroleum additives business with approximately 1,800 employees.

	The following discussion of the Company's businesses as of December 31, 1995, should be read in conjunction with the information contained in the "1995 Financial Review" section of Ethyl's Annual Report as of December 31, 1995, referred to in
Item 7 below. Pro forma financial information to help explain Ethyl's comparative results of operations as if the spin-off of Albemarle had occurred January 1, 1993, is shown in the footnotes to the Annual Report and is incorporated herein by reference thereto.

	The Company manufactures and blends a broad range of performance enhancing additives for motor fuels and lubricating oils. Most sales of fuel additives for gasoline, diesel fuels and heating oils are directly to petroleum refiners and marketers, terminals and blenders. Lubricant additive packages are sold directly to companies producing finished oils and fluids in the United States and throughout the world. The processes and technologies for most of Ethyl's products were developed in the Company's research and development laboratories, although some technology was obtained from acquired businesses.

	The Company manufactures and blends a majority of its lubricant additives and nonantiknock fuel additives in the United States but also has manufacturing and blending facilities in Belgium,
Canada and Brazil and obtains some products under long-term
supply agreements (discussed on pages 14 and 15.)   The Company
obtains most of its lead antiknock fuel additives under a long-term supply agreement with The Associated Octel Company
Ltd. of London, England, ("Octel") (discussed on pages 5 and 6) and all of its manganese based antiknock fuel additive under a long-term supply agreement with Albemarle (discussed on pages 6, 14 and 18).

	The Company operates in a highly competitive environment. Some market areas involve a significant number of competitors, while others involve only a few. The competitors are both larger and smaller than the Company in terms of resources and market shares. Competition and specifications and regulatory changes in connection with all of the Company's products require continuing investments in research and development of new products or leading technologies, in continuing product and process improvements and in providing specialized customer services.

	Lubricant additives extend the useful life of lubricants and assist them in preventing wear and corrosion of metallic parts, protecting seals, allowing metallic parts to withstand extremely high temperatures and pressures and increasing adhesion of oils to metallic parts. Lubricant additives are used in oils, fluids and greases for over-the-road and off-highway vehicles, aircraft, power tools and marine, railroad and industrial equipment and machinery requiring lubrication, thereby extending equipment life. Lubricant additives are used in meeting government regulations and original equipment manufacturers' specifications and standards, including improving fuel economy.

	Fuel additives increase the quality of gasolines and diesel fuel by raising the level of octane and cetane, respectively, retaining the quality of fuel over time, maintaining engine cleanliness, protecting metals, reducing friction and wear and lowering emissions. Fuel additives are used by refiners to meet regulations and standards, including those reducing exhaust emissions. Additives also are used in fuels for over-the-road and off-highway vehicles, piston and jet aircraft, as well as railroad, marine and other gasoline, diesel or synfuel powered engines and also in home heating oil.

	Lubricant additives include packages for (i) passenger car motor oils for gasoline engines, heavy-duty diesel oils for diesel-powered vehicles, diesel oils for locomotive, marine and stationary power engines and oils for two-cycle engines, and
(ii) automatic transmission fluids, automotive and industrial gear oils, hydraulic fluids and industrial oils; as well as components for engine oil and other additive packages such as
(i) antioxidants to resist high-temperature degradation, antiwear agents to protect metal surfaces from abrasion, (ii) detergents to prevent carbon and varnish deposits from forming on engine parts, (iii) dispersants to keep engine parts clean by suspending insoluble products of fuel combustion and oil oxidation, (iv) friction reducers to facilitate movement, (v) pour point depressants to enable oils to flow at cold temperatures, (vi) corrosion inhibitors to protect metal parts and (vii) viscosity index improvers to provide uniform flow properties over a wide range of temperatures.

	 Fuel additives include lead and manganese antiknock compounds to increase octane and prevent power loss due to early or late combustion (engine knock) in gasoline engines; cetane improvers to improve the combustion properties and power delivery of diesel fuels; amine stabilizers and hindered phenolic antioxidants to prevent thermal degradation during storage and transport; corrosion inhibitors to prevent failures during fuel storage and pumping; cold flow improvers to enhance diesel fuel pumping under cold-weather conditions; detergent packages to keep carbon deposits from forming on fuel injectors, intake valves, carburetors and combustion chambers; dyes for fuel identification and leak detection; lubricity agents; and a conductivity modifier to neutralize static charge build-up in fuel and products for home heating oils. The Company also markets Greenburn(tm), an environmentally friendly line of proprietary products designed for the diesel fuel, home heating oil and power generation fuel markets worldwide. Greenburn products contain HiTEC(tm) 3000 performance additive ("MMT").

	Lead antiknock compounds, sold to petroleum refiners in many countries around the world, remain one of the Company's largest product lines. The Company's sales comprise approximately one-third of the world's market for lead antiknock compounds.

	Lead antiknock compounds have been subject to regulations restricting the amount of the product that can be used in gasoline in the United States since the 1970s and in Canada since 1990. The market for these products in motor vehicles in the United States and Canada has been eliminated, but the market for their use in certain other applications has remained at about the same level for years and is expected to remain stable.
 As the Company has forecasted and planned, the market for lead antiknock compounds in other major markets, particularly Western Europe, continues to decline as the use of unleaded gasoline grows.

	On a consolidated basis, including prior-year operations of spun-off businesses while they were part of Ethyl, the contribution of lead antiknock compounds to the Company's net sales was about 26% in 1995, 22% in 1994 and 13% in 1993. The lead antiknock profit contribution to the Company's consolidated operating profit, excluding allocation of corporate expenses, is estimated to have been 74% in 1995, 56% in 1994 and 49% in 1993.


	On a pro forma basis, excluding prior-year operations of the spun-off businesses, the contribution of lead antiknock compounds to net sales would have been 25% in 1994 and 1993. On a pro forma basis, the contribution to operating profit would have been 60% in 1994 and 70% in 1993. In recent years, the Company has been able to offset a continuing decline in shipments of lead antiknock compounds with higher margins due primarily to increases in selling prices. Any further decline in the use of lead antiknocks would adversely affect sales and, unless the Company can offset such volume declines with increased margins, also adversely affect profits from lead antiknocks.

	The Company entered into an agreement in December 1993 under which Octel allocates a portion of its production capacity of lead antiknock compounds to the Company for sale and distribution through the Company's worldwide network. As a result, the Company has discontinued production of lead antiknock compounds, while continuing to maintain the production equipment in its subsidiary's Canadian plant, where the Company had previously produced some of its lead antiknock compounds.
The Octel agreement continues as long as the Company determines that a market continues to exist for lead antiknock compounds.
Under the agreement with Octel, which is cancelable at the Company's option with no minimum purchase obligations, the Company has the right to purchase from Octel antiknock compounds which the Company estimates will be sufficient to cover its needs in any contract year. Prices are subject to periodic escalation and adjustment.

	In addition to the supply agreement, Octel and the Company have agreed that the Company's fleet of ships will distribute for Octel its lead antiknock compounds that are shipped in bulk in ocean-going vessels.

	The Company believes the agreement with Octel will assure the Company of an ongoing efficient source of supply for lead antiknock compounds as the worldwide demand for these products continues to decline. The Company does not anticipate that the entry into the Octel supply agreement and the Company's discontinuance of lead antiknock manufacturing operations will adversely affect its relations with its customers, or have a material effect on its future results of operations. The
Company and Octel continue to compete vigorously in sales and marketing of lead antiknock compounds.

	The Company also sells a manganese-based antiknock compound, HiTEC 3000 performance additive ("MMT"), which is used in leaded and unleaded gasoline. The compounds are manufactured by Albemarle under a long-term supply contract with Ethyl. MMT has been used in Canadian unleaded gasoline for nearly 20 years.

	On November 30, 1993, the United States Environmental Protection Agency ("EPA") determined that emissions data contained in the Company's application for a waiver satisfy all Clean Air Act standards, and demonstrated that MMT does not cause or contribute to the failure of the emission control systems, but reported that it was not able to complete its assessment of the overall public health implications of manganese. The Company and the EPA mutually agreed to an 180-day extension, subsequently extended for an additional six weeks, to resolve this last remaining issue.

	In July 1994, the EPA refused to grant the waiver for the use of the additive in unleaded gasoline, finding that there was insufficient data to alleviate its concerns about the overall public health implications of manganese despite its own statements about favorable health effects. The Company filed an appeal in July 1994, with the United States Court of Appeals for the District of Columbia Circuit seeking relief from the EPA's actions. The Court heard oral arguments in Ethyl's appeal on January 13, 1995.

	On April 14, 1995, a three-judge panel ruled unanimously in Ethyl's favor and ordered the EPA to grant the waiver for MMT.
The Court's opinion noted the EPA Administrator "violated the clear terms" of the Clean Air Act in denying Ethyl's waiver application. The EPA granted the waiver on July 11, 1995.

	In a related matter, in 1994 the EPA determined that the Company must complete additional manganese health testing before it could obtain a "registration" under the Clean Air Act for sale of MMT as an unleaded gasoline fuel additive. The Company challenged the ruling. On October 20, 1995, the District of Columbia Circuit Court unanimously ordered the EPA to register MMT for use in unleaded gasoline retroactively to November 30, 1993--the date on which the EPA determined that Ethyl's waiver application satisfied all applicable Clean Air Act standards.

	Accordingly, in late December 1995, the Company began the sale of MMT to the U.S. refining industry for use in unleaded gasoline. Sales remain approximately level with 1995, and it is not possible to determine if or when or the degree to which sales of MMT will increase in the U.S., as well as in other countries.

	In February 1996, the Environmental Defense Fund ("EDF") initiated a campaign to prevent refiners from using MMT in the U.S. The Company takes strong exception to the EDF's position and will continue aggressively to defend MMT against all attempts to handicap the marketing of this product.

	In Canada, the Minister of Environment introduced in May 1995 Bill C-94 in the Canadian Parliament to ban the inter-provincial transport of MMT. Substantial opposition to Bill C-94 surfaced during Canadian Parliamentary sessions in 1995. When Parliament adjourned in mid-December 1995, Bill C-94 had not passed the House of Commons. On February 2, 1996, the First Session of the
35th Parliament was prorogued by the Prime Minister. This action means that all Bills and Motions currently before the House of Commons and the Senate automatically die, including
Bill C-94. The Canadian Parliament is considering restoring some bills to their status at adjournment, but no decision yet has been reached on Bill C-94.

	Major raw materials used by the Company include process oil, polybutene, olefins, phosphorus pentasulfide, 2-ethyl-1-hexanol, amines and polypropene, as well as electricity and natural gas as fuels, which are purchased or provided under supply contracts at prices the Company believes are competitive.

	Recent product developments include formulated additive packages meeting new industry specifications for passenger car motor oils, gear oils, and gasoline protecting intake valve systems. The Company continues to review its product lines as a part of a major ongoing effort to expand and improve product lines and expand geographic distribution of petroleum additives.
 The market for lubricant additives has been experiencing significant changes as a result of market and regulatory demands. The demands for better fuel economy, reduced emissions and cleaner oils have led to new equipment design and more stringent performance requirements. Such requirements mean reformulation of many products, new product development and more product qualification tests.

	To maintain and enhance a responsive worldwide product supply network for its petroleum additives, the Company has constructed major new manufacturing capacity for some products and expanded manufacturing capacity for other products. Some of the new capacity replaced contract production of products by Amoco
Petroleum Additives Company. The three-year supply contract had been in effect since mid-1992, when Amoco's petroleum additives business was acquired. Certain of the new, more efficient facilities were started up in late 1994, at Sauget, Illinois, and Natchez, Mississippi, while others were started up in early
1995 at Houston, Texas, and Feluy, Belgium.

Research and Patents

	The Company's research and development staff activities consist primarily of research and development projects with the balance of endeavors being related to technical services support to customers, testing of existing products, cost reduction, quality improvement and environmental studies. Substantially all of such activities were sponsored by the Company.

	On a consolidated basis, including prior-year operations spun off, the Company spent approximately $77 million, $83 million and $127 million in 1995, 1994 and 1993, respectively, on research, development and testing expenses, of which approximately $54 million, $50 million and $76 million in 1995, 1994 and 1993, respectively, qualified as research and development expense under the technical accounting definition.
Most of the research and development expense was related to the Company's petroleum additives and, prior to the spin-off of Albemarle, to the Company's petroleum additives and specialty chemicals.

	On a pro forma basis, the Company spent approximately $74 million and $76 million in 1994 and 1993, respectively, on research, development and testing expense, of which approximately $46 million and $45 million in 1994 and 1993, respectively, qualified as research and development expense under the technical accounting definition. Most of the research and development expense was related to the Company's petroleum additives operations, but a small portion in 1993 was related to design and development of new drug molecules prior to the decision to sell Whitby, Inc. and discontinue pharmaceutical research in December 1993.

	The Company owns over 1,000 active United States and foreign patents with over 450 patents pending. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is considered to be adequate for the conduct of its business.

Environmental Requirements

	In the areas of health, safety and the environment, the Company's policy is to provide work places for employees that are safe, healthy and environmentally sound and to provide work environments which will not adversely affect the safety, health or environment of communities in which the Company does business. The Chemical Manufacturers Association's Responsible Carer continuous improvement initiative in these areas remains a top priority.

	The Company is subject to federal, state and local requirements regulating the handling, manufacture or use of materials (some of which are classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. The
Company's policy is to comply with these requirements.  The
Company believes as a general matter its policies, practices and procedures are properly designed to prevent any unreasonable risk of environmental damage, and of resulting financial liability.

	Among other environmental requirements, the Company is subject to the Federal Comprehensive Environmental Response,
Compensation and Liability Act ("Superfund") and similar state laws, under which the Company has been designated as a potentially responsible party ("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites, some of which are on the EPA's Superfund national priority list. Under some court interpretations of these laws, a PRP might have to bear more than its proportional share of the cleanup costs if appropriate contributions from other PRPs are not obtained. However, the Company has been able to demonstrate it is only a minor participant at all but two of the sites where
Ethyl has been named a PRP. The Company has settled or substantially resolved its share of liability related to certain sites (including the two largest ones) and generally has not borne significantly more than its proportional share in multiparty situations. Further, almost all of the sites, including the two largest, represent environmental issues that are quite mature and that have been investigated, studied and in many cases, including the two largest ones, the remediation methodology and proportionate shares of each PRP have been substantially established and the financial viability of the other PRP's is reasonably assured. Therefore, point estimates for remediation and monitoring costs had been accrued previously. At one of the largest sites, the remediation is substantially complete. The other is partly remediated. At these and certain other sites, the remediation and/or monitoring probably will continue for extended periods of time. The estimated remaining remediation and post remediation monitoring costs have been substantially provided for, with the remaining unaccrued amounts estimated to be immaterial, after considering expected insurance recoveries. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In minor PRP matters other than those that are de minimis, the Company's records indicate that unresolved exposures are not expected, individually or in the aggregate, to materially affect the Company's financial position or results of operations.

	The Company reviews the status of significant existing or potential environmental issues, including Superfund sites and current or former plant sites, accrues and expenses its proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14, and adjusts reserves, as appropriate, on the basis of additional information. The Company believes that the costs of remediation of current sites, which will occur over an extended period of time, will not have a material adverse impact on its consolidated financial position but possibly could have a material effect, when ultimately resolved, on results of operations or liquidity in any quarterly or annual period.

	Compliance with government pollution-abatement and safety regulations usually increases operating costs and requires remediation costs and investment of capital that in some cases produces no monetary return. Consolidated operating and remediation costs charged to expense were $20 million in 1995, and are expected to be somewhat higher than in 1995 in each of the next few years. The ongoing costs of operations were about $14 million in 1995, with the balance representing remediation and monitoring costs incurred or accrued. Consolidated capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were about $4 million in 1995. For each of the next few years, capital expenditures for these types of projects are likely to be somewhat higher than in 1995. Comparative information on environmental spending is included in Management's Discussion and Analysis in the Annual Report, which is incorporated by reference.

	Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary and (iii) the possibility that emerging technology will change remediation methods and reduce remediation and monitoring costs.



FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC
AREAS

	The Company's operations, as of December 31, 1995, are in petroleum additives. Geographic area information for the Company's operations for the three years ended December 31, 1995, is presented in the Annual Report to Shareholders (Annual Report) on pages 24 and 25 (and the related notes on page 26) and is incorporated herein by reference.



FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES



	Financial information about the Company's foreign and domestic operations and export sales for the three years ended December
31, 1995, is set forth in the Annual Report on pages 24 and 25 and in Notes 1, 4, 13, 15, 16 and 18 of the Notes to the
Financial Statements on pages 33, 34, 36, 39, 40, 41, 42 and 43 is incorporated herein by reference. See also information as to the Company's foreign lead antiknock compounds business under "DESCRIPTION OF BUSINESS" above.

	Export sales from the United States to non-affiliates are made primarily in the Far East, Latin America and Europe. Foreign unaffiliated sales are made primarily in Europe, Canada, the Far
East and the Middle East.

	The Company's foreign operations, and the manufacturing facilities and laboratories supporting them, are in European, Asian and Latin American countries. The European and Asian countries have stable economies from which repatriation of earnings has been successful. The Company's operations in Latin America, with manufacturing facilities in Brazil, are conducted primarily in U.S. dollars; consequently, there is no expectation that the Company will experience currency exposures. Also, under current governmental regulations, repatriation of earnings is possible. Sales in other areas are normally paid for through letters of credit or are prepaid. Customer relationships of all foreign operations mainly consist of financially viable governmental organizations and large private companies.

	The Company attempts to limit its exposure to changing foreign currency exchange rates primarily through operational actions.
The Company both manufactures for and purchases from certain foreign companies giving it a cost basis to offset its revenue exposures in its foreign operations. The foreign currency exposure risk has been relatively low. since the Company's policy is to monitor its exposures and keep them at a minimum, the practice of using external hedging transactions is used infrequently.

Item 2.  PROPERTIES

	The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

	     LOCATION                          PRINCIPAL OPERATIONS

Bracknell, Berkshire, England           Research, development and testing
					activities

Feluy, Belgium                          Production of lubricant additives

Ghent, Belgium                          Production of lubricant additives

Houston, Texas                          Production of lubricant additive
					dispersants and blends and other
					petroleum additives

Natchez, Mississippi                    Production of lubricant additives,
					mainly detergents

Orangeburg, South Carolina              Production of fuel additives,
(Leased Land)                           including diesel fuel cetane improver

Port Arthur, Texas                      Production of lubricant additives

Richmond, Virginia                      Research, development and testing
					activities

Rio de Janeiro, Brazil                  Production of lubricant additives

Sarnia, Ontario, Canada                 Blending of lubricant additives and
					production of diesel fuel cetane
					improver

Sauget, Illinois                        Production of lubricant additives,
					including detergents, dispersants,
					antioxidants, antiwear agents,
					crankcase packages, transmission
					and  gear packages and friction
					reducers


	The Company receives most of its lead antiknock compounds under a long-term supply agreement with Octel, as discussed on pages 5 and 6. The Company receives all of its MMT under a long-term supply agreement with Albemarle, as discussed on pages 6 and 18.
The Company receives its olefin copolymer viscosity index improver under a long-term supply agreement with DSM Copolymer, Inc.

	The Company is obtaining lubricant additives, including crankcase packages and certain components, under a long-term supply agreement with a subsidiary of Mitsubishi Kasei
Corporation from its petroleum additives plant in Yokkaichi, Japan. The Company also has a long-term services agreement for research and development and customer technical services activities at the research facility associated with the petroleum additives plant in Yokkaichi, Japan.

	The Company has largely replaced the manufacturing capacity of Amoco's Wood River, Illinois, lubricant and fuel additives plant from which the Company received products under a supply agreement that ended June 30, 1995. The new and more efficient replacement facilities started up in late 1994 at Sauget, Illinois, and Natchez, Mississippi, and early 1995 at Houston,
Texas, and Feluy, Belgium.

	The Company also receives certain miscellaneous products under various term supply contracts.

	The Company believes that its plants, including approved expansions, as well as contract manufacturing under long-term supply agreements, are more than adequate to meet projected sales levels. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

	The Company owns its corporate headquarters offices in Richmond, Virginia, and its regional offices in Bracknell, Berkshire, England. The Company leases its regional offices in Brussels, Belgium; Mississauga, Ontario, Canada; Sydney, Australia; Singapore; Tokyo, Japan; and Coral Gables, Florida, as well as various sales and other offices.

Item 3.  LEGAL PROCEEDINGS

	The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and product liability litigation. While it is not possible to predict or determine the outcome of such pending proceedings, in the Company's opinion they are not expected ultimately to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

	A settlement agreement on the legal proceeding between the Department of Justice and a subsidiary, Ethyl Petroleum Additives, Inc., was signed on March 15, 1996. This legal proceeding was previously disclosed in the Form 8-K filed on October 23, 1995, which is incorporated herein by reference.

ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY

	The names and ages of all executive officers of the Company, as of March 25, 1996, are set forth on the following pages. The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders meeting (May 17, 1996). All such officers have been employed by the Company for at least the last five years, with the exceptions of Thomas E. Gottwald, who rejoined the Company
August 1, 1991, following two years as General Manager of Tredegar Film Products, a division of Tredegar Industries, Inc., which was spun off to the Company's shareholders in mid-1989, following assignments with Ethyl in Corporate Business
Development and Strategic Planning; Raymond C. Gudum, who was elected vice president effective May 1, 1995, following three years as marketing vice president-North America since 1992 when the Company acquired the fuel and lubricant additives business of Amoco Petroleum Additives Company, prior to which he had served for five years as vice president of worldwide marketing for Amoco Petroleum Additives; and Christopher Hicks, who joined the Company on May 1, 1994, after five years as a partner in the Washington law firm of Anderson, Hibey & Blair, three years prior thereto as general counsel of the U.S. Department of Agriculture, and five years prior thereto on the White House staff, including service as deputy assistant to the President.

           Name                  Age                Office

*Bruce C. Gottwald                62      Chairman of the Board and of
					  the Executive Committee, Chief
					  Executive Officer, Director

*Charles B. Walker                57      Vice Chairman of the Board, Chief
					  Financial Officer and Treasurer,
					  Director

*Thomas E. Gottwald               35      President and Chief Operating
					  Officer, Director

William M. Gottwald, MD           48      Senior Vice President - Planning
					  and Support

E. Whitehead Elmore               57      Special Counsel to the Company's
					  Executive Committee and Corporate
					  Secretary

Sampson H. Bass, Jr.              66      Vice President - Secretary to the
					  Executive Committee

Wayne C. Drinkwater               49      Controller

David A. Fiorenza                 46      Vice President - Business Evaluation
					  and Support

Raymond C. Gudum                  58      Vice President - Worldwide Sales and
					  Marketing for Lubricant and Fuel
					  Additives

Christopher Hicks                 45      Vice President - Government Relations

C.S. Warren Huang                 46      Vice President - Worldwide Research
					  and Development

Donald R. Lynam                   57      Vice President - Air Conservation

Steven M. Mayer                   53      Vice President and General Counsel

Ian A. Nimmo                      54      Vice President - Product Supply

Henry C. Page, Jr.                57      Vice President - Human Resources

Newton A. Perry                   53      Vice President - Worldwide Refinery
					  Chemicals

Ann M. Pettigrew                  41      Vice President - Health, Safety and
					  Environment

A. Prescott Rowe                  58      Vice President - External Affairs

* Member of the Executive Committee

Bruce C. Gottwald and Floyd D. Gottwald, Jr. (Vice Chairman
until February 29, 1996) are brothers.     Thomas E. Gottwald is
a son of Bruce C. Gottwald. William M. Gottwald, MD, is a son of Floyd D. Gottwald, Jr.

Certain Agreements Between Ethyl (the Company) and Albemarle

	The Company and Albemarle entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Albemarle agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Houston, Texas and Feluy, Belgium. Effective March 1, 1996, certain of these agreements have been transferred to Amoco Chemical Company as part of Albemarle's sale of a portion of its business. In addition, the Company and Albemarle, as discussed in the previous Form 10-K, entered into a tax-sharing agreement and an indemnification agreement which together allocate taxes and various indemnifications, respectively, for periods prior to February
28, 1994. Also as discussed in the previous Form 10-K, the Company and Albemarle entered into agreements providing for the blending by Albemarle for the Company of certain products and the production of others including MMT at the Orangeburg, South
Carolina, plant.

				  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	  STOCKHOLDER MATTERS

	The information contained on page 27 of the Annual Report under the captions "Dividend Information & Equity Per Common Share" and "Market Prices of Common Stock & Shareholder Data" and on pages 34 and 38 of the Annual Report in Notes 1 and 12 of the Notes to Financial Statements is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

	The information for the five years ended December 31, 1995, contained in the Five-Year Summary on pages 46 and 47 of the Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS

	The textual and tabular information concerning the years 1995, 1994 and 1993 contained in the "1995 Financial Review" section on pages 14 through 25 of the Annual Report (and the related notes on page 26) are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The consolidated financial statements contained on pages 28 through 32, the Notes to Financial Statements contained on pages
33 through 44, the Report of Independent Accountants on page 45 and the information under the caption "Selected Quarterly
Consolidated Financial Data (Unaudited)" on page 26 of the
Annual Report are incorporated herein by reference.



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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions," specifically in the last several paragraphs of such section, is incorporated herein by reference.





				   PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		 FORM 8-K

     (a) (1)   The following consolidated financial statements
of the Registrant, and related information, are included on pages 28 to 45 in the Annual Report and are incorporated herein by reference in
Item 8:

	Consolidated balance sheets as of December 31, 1995 and December 31, 1994

	Consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1994, and 1993

	Notes to financial statements

	Report of Independent Accountants

	(a) (2)   Financial Statement Schedules - none required

	(a) (3)   Exhibits



	The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

	3.1 Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference thereto).

	3.2     By-laws of the registrant.

	4.1     $500 million Credit Agreement, dated as of February 16,
		1994 (filed as Exhibit 4.1 to the registrant's Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference thereto) as supplemented by the Extension Agreement thereto dated as of March 1, 1995 (filed as Exhibit
		4.1 to the registrant's report on Form 10-K for the period ended December 31, 1994, and incorporated herein by reference thereto).

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

	 11.1    Computation of Earnings Per Share.

	 11.2    Computation of Pro Forma Earnings Per Share.

	 13 The registrant's Annual Report to Shareholders for the year ended December 31, 1995 (note 1).

	 22      List of subsidiaries of the registrant.

	 23      Consent of Independent Certified Public Accountants.

	 28 Trust Agreement Between Ethyl Corporation and Nations Bank of Virginia, N.A. (filed as Exhibit 28 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).



(b) A Form 8-K was filed on October 23, 1995, to which was attached a press release announcing the Federal Appeals Court's unanimous decision ordering the U.S. Environmental Protection Agency to register the Company's manganese-based fuel additive for use in unleaded gasoline retroactively to November 30, 1993. Also attached to that 8-K was a press release which announced the Company's third quarter earnings and an anticipated settlement (by the Company's subsidiary, Ethyl Petroleum Additives, Inc.) with the Civil Division of the U.S. Department of Justice.

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



			      ETHYL CORPORATION
				 (Registrant)





					By:  /s/ Bruce C Gottwald
						Bruce C. Gottwald
						Chairman of the Board


Dated: March 29, 1996

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 1996

	Signature                                       Title

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



  /s/ Charles B Walker                              Vice Chairman of the Board,
   (Charles B. Walker)                              Treasurer, Chief Financial
						    Officer and Director
						    (Principal Financial Officer)


	    Signature                                 Title


    /s/ William W Berry                        Director
      (William W. Berry)

    /s/ Phyllis Cothran                        Director
    (Phyllis L. Cothran)

    /s/ D A Fiorenza                           Vice President
  (David A. Fiorenza)                          (Principal Accounting Officer)

   /s/ Thomas E Gottwald                       President, Chief Operating
     (Thomas E. Gottwald)                      Officer and Director


					       Director
   (Gilbert M. Grosvenor)


   /s/ S B Scott                               Director
  (Sidney Buford Scott)

				EXHIBIT INDEX


Number and Name of Exhibit                  Page Number

3.1     Restated Articles of                Incorporated by reference -
	 Incorporation                      see Page 23

3.2     By-laws                             Pages 28 through 46

4.1     $500 million Credit Agreement,      Incorporated by reference -
	 dated as of February 16, 1994,     see Page 23
	 and Extension Agreement dated
	 March 1, 1995

10.1    Bonus Plan                          Incorporated by reference -
					    see Page 23

10.2    Incentive Stock Option              Incorporated by reference -
	 Plan                               see Page 23

10.3    Non-Employee Directors' Stock       Incorporated by reference -
	 Acquisition Plan                   see Page 24

10.4    Excess Benefit Plan                 Incorporated by reference -
					    see Page 24

10.5    Supply Agreement between Ethyl      Incorporated by reference -
	 Corporation & Associated Octel     see Page 24
	 Company

11.1    Computation of Earnings Per Share   Page 47

11.2    Computation of Pro Forma Earnings   Page 48
	 Per Share

13      Annual Report                       Pages 49 through 100

22      List of Subsidiaries                Page 101

23      Consent of Independent              Page 102
	 Certified Public Accountants

28      Trust Agreement                     Incorporated by reference -
					    see Page 24