Form 10-Q
period 1996-03-31
ETHYL CORP
filed 1996-05-14
CIK 33656

							   Page 1 of 13 Pages



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



For Transition Period from                 to



For Quarter Ended March 31, 1996               Commission File Number 1-5112



                              ETHYL CORPORATION
           (Exact name of registrant as specified in its charter)



              VIRGINIA                                         54-0118820
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)



330 SOUTH FOURTH STREET
P. O. BOX 2189
RICHMOND, VIRGINIA                                            23219
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

            Yes   X                                 No

Number of shares of common stock, $1 par value, outstanding as of
April 30, 1996:       118,443,835.

			      ETHYL CORPORATION



				  I N D E X


						       Page
						      Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Consolidated Balance Sheets - March 31, 1996
	   and December 31, 1995                       3 - 4

     Consolidated Statements of Income - Three Months
	Ended March 31, 1996 and 1995                    5

     Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 1996 and 1995       6

     Notes to Financial Statements                     7 - 8


  ITEM 2.  Management's Discussion and Analysis of
	      Results of Operations and Financial
	       Condition                               9 - 11

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                            12

   ITEM 6.  Exhibits and Reports on Form 8-K             12

SIGNATURE                                                13

		     ETHYL CORPORATION AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
			   (Dollars in Thousands)

						   March 31
						     1996       December 31
	       ASSETS                            (unaudited)       1995
						  ----------    -----------
  Current assets:
    Cash and cash equivalents                    $    35,201   $    29,972
    Accounts receivable, less allowance for
     doubtful accounts (1996 - $2,313; 1995 -
     $2,317)                                         213,940       169,451
    Inventories:
      Finished goods                                 175,031       146,010
      Raw materials                                   31,277        13,285
      Stores, supplies and other                       7,647         6,587
						  ----------    -----------
						     213,955       165,882

    Deferred income taxes and prepaid expenses        12,521        23,207
						  ----------    -----------
	Total current assets                         475,617       388,512
						  ----------    -----------

  Property, plant and equipment, at cost             753,387       713,635
      Less  accumulated depreciation and
       amortization                                 (296,027)     (285,327)
						  ----------    -----------
	Net property, plant and equipment            457,360       428,308

  Other assets and deferred charges                  152,724       151,833
  Goodwill and other intangibles - net of
   amortization                                       61,980        15,134
						  ----------    -----------

  Total assets                                   $ 1,147,681   $   983,787
						  ==========    ==========








See accompanying notes to financial statements.

		     ETHYL CORPORATION AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
			   (Dollars In Thousands)


						  March 31
						    1996       December 31
LIABILITIES AND SHAREHOLDERS' EQUITY             (unaudited)       1995
						  ---------    -----------

Current liabilities:
  Accounts payable                              $    77,247    $    55,903
  Accrued expenses                                   65,990         58,682
  Cash dividends payable                             14,806         14,806
  Income taxes payable                               21,989         16,379
						  ---------     ----------
      Total current liabilities                     180,032        145,770

Long-term debt                                      429,025        302,973

Other noncurrent liabilities                         89,333         84,171

Deferred income taxes                                36,299         40,745

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,443,835 in 1996 and 1995            118,444        118,444
  Additional paid-in capital                          2,799          2,799
  Foreign currency translation adjustments              729          2,090
  Retained earnings                                 291,020        286,795
						  ---------     ----------
						    412,992        410,128
						  ---------     ----------

Total liabilities and shareholders' equity      $ 1,147,681    $   983,787
						 ==========     ==========

See accompanying notes to financial statements.

		     ETHYL CORPORATION AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF INCOME
		   (In Thousands Except Per Share Amounts)
				 (Unaudited)

						   Three Months Ended
							March 31
						   -------------------
						     1996        1995
						   -------    --------
Net sales                                         $242,185   $ 234,291
Cost of goods sold                                 166,128     152,112
						   -------    --------
   Gross profit                                     76,057      82,179
Selling, general and administrative expenses        23,843      23,400
Research, development and testing expenses          16,312      19,279
						   -------    --------

   Operating profit                                 35,902      39,500
Interest and financing expenses                      5,925       6,264
Other (income), net                                   (530)       (400)
						   -------    --------

Income before income taxes                          30,507      33,636
Income taxes                                        11,477      12,143
						   -------    --------

Net Income                                        $ 19,030   $  21,493
						   =======    ========

Earnings per share                                $    .16   $     .18
						   =======    ========

Shares used to compute earnings per share          118,456     118,438
						   =======    ========

Cash dividends per share of common stock          $   .125   $    .125
						   =======    ========


See accompanying notes to financial statements.

		     ETHYL CORPORATION AND SUBSIDIARIES
	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (Dollars In Thousands)
				 (Unaudited)

							 Three Months Ended
							      March 31
							--------------------
							   1996        1995
							--------    --------

Cash and cash equivalents at beginning of year         $  29,972   $  31,166

Cash flows from operating activities:
  Net income                                              19,030      21,493
  Adjustments to reconcile net income to cash flows
    from operating activities:
     Depreciation and amortization                        13,415      10,932
     Working capital decreases, net of effects from
      acquistion                                           5,630       4,316
     Other, net                                            1,107         848
							--------    --------
       Cash provided from operating activities            39,182      37,589
							--------    --------
Cash flows from investing activities:
  Acquisition of business (net of $1,245 cash acquired) (134,615)       -
  Capital expenditures                                   (10,162)    (13,541)
  Other, net                                                (371)      1,047
							--------    --------
       Cash used in investing activities                (145,148)    (12,494)
							--------    --------
Cash flows from financing activities:
  Additional long-term debt                              126,000        -
  Repayment of long-term debt                               -         (2,500)
  Cash dividends paid                                    (14,805)    (14,807)
  Other, net                                                -            196
							--------    --------
       Cash provided from (used in)financing activities  111,195     (17,111)
							--------    --------

Increase in cash and cash equivalents                      5,229       7,984
							--------    --------

Cash and cash equivalents at end of period             $  35,201   $  39,150
							========    ========



See accompanying notes to financial statements.

		     ETHYL CORPORATION AND SUBSIDIARIES
			NOTES TO FINANCIAL STATEMENTS
		   (In Thousands Except Per-Share Amounts)
				 (Unaudited)



   1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1996, the consolidated results of operations for the three-month periods ended March 31, 1996 and 1995 and the consolidated cash flows for the three-month periods ended March 31, 1996 and 1995. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1995, Annual Report. The December 31, 1995, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.



   2. On February 29, 1996, the Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc.,("Texaco") including manufacturing and blending facilities, identifiable intangibles and working capital. The acquisition, accounted for under the purchase method, included a cash payment of $135.9 million (subject to adjustment based on final working capital determinations) and a future contingent payment of up to $60 million. The cash payment was financed primarily under the Company's revolving credit agreement. The payment of up to $60 million will become due on February 26, 1999, with interest payable on the contingent debt until such date. The actual amount of the contingent payment and total interest will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during the calendar years
	1996 through 1998, as specified in the contingent note agreement. Texaco retained substantially all noncurrent liabilities.

	As the Company's 1996 financial statements only include one month of operations of the recently acquired lubricant additive business, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and the worldwide lubricant additives business of Texaco as if the acquisition had occurred as of the beginning of each respective period, giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of Ethyl had the acquired business operated as part of the Company for the three-month periods ended March 31, 1996 and 1995.


					  Three Months Ended
						March 31
					 1996            1995
					-------         -------
		 Net Sales             $291,360        $321,527
		 Net Income            $ 17,928        $ 22,347
		 Earnings Per Share        $.15            $.19

ETHYL CORPORATION AND SUBSIDIARIES
		   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
		   (In Thousands Except Per-Share Amounts)
				 (Unaudited)





   3.   Long-term debt consists of the following:     March 31     December 31
							1996          1995
						      --------      ---------
	Variable-rate bank loans (average effective
	 interest rates were 6.0% for the three-month
	 period ended March 31, 1996 and 6.4% for
	 the year 1995)                               $387,000        $270,000
        5.76% Bank Credit Agreement                      9,000           -
        8.6% to 8.86% Medium-Term Notes due through 2001 33,750         33,750
                                                        -------        -------
           Total long-term debt                         429,750        303,750
            Less unamortized discount                      (725)         (777)
                                                        -------        -------
             Net long-term debt                        $429,025       $302,973
                                                        =======        =======

	(No portion of the contingent note payable principal related to the purchase of the lubricant additives business from Texaco has been recorded on the March 31, 1996 balance sheet.)

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
	      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statement of income and changes in the Company's financial condition since year-end 1995. The Company's 1996 results of operations include one month's results of the lubricant additives business from Texaco, Inc. ("Texaco"), acquired on February 29, 1996, while the balance sheet at March 31, 1996, includes a preliminary allocation of purchase price, and other purchase accounting adjustments, as well as borrowing used to finance the acquisition .

Results of Operations
First Quarter 1996 Compared with First Quarter 1995

Net sales for the first quarter of 1996 amounted to $242.2 million, up $7.9 million from $234.3 million in 1995. The increase primarily reflected the inclusion of $20.6 million of revenues from the worldwide lubricant additives business acquired from Texaco February 29, 1996, and higher sales of certain fuel additives. The increase in net sales was due to higher shipments ($9.3 million) primarily of lubricant additives, including the $20.6 million from the acquired business, as well as price increases in most other major product lines, largely offset by lower shipments and selling prices of other lubricant additives products, and lower shipments of lead antiknocks and certain other refinery fuel additives.

Cost of goods sold in 1996 of $166.1 million increased $14.0 million from the 1995 quarter. The increase in cost of goods sold primarily reflected including one month's cost of the worldwide lubricant additives business acquired from Texaco (about $18.1 million) as well as higher shipments of non-lead antiknock fuel additives and an unfavorable foreign exchange effect. The overall increase was offset in part by lower shipments of most of the Company's other product lines as well as nonrecurring costs in first quarter 1995 associated with starting up certain lubricant additives facilities.

The net result of a 3% increase in net sales and a 9% increase in cost of goods sold was that the gross profit margin decreased to 31.4% in the 1996 quarter from 35.1% in the 1995 quarter.

Selling, general and administrative expenses, combined with research, development and testing expenses, amounted to $40.2 million in the first quarter 1996, down $2.5 million from $42.7 million in the first quarter 1995. The decrease primarily results from a reduction in research, development and testing expenses, primarily due to lower outside testing costs in the 1996 period largely reflecting the benefit of having the Company's research laboratory fully operational and the timing of certain research activities. This reduction was partially offset by higher expenses related to marketing activities for HiTEC (R) 3000 performance additive ("MMT").
As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, decreased to 16.6% during the 1996 quarter from 18.2% during the 1995 quarter.

Operating profit in the 1996 quarter decreased to $35.9 million, down $3.6 million from $39.5 million in the 1995 quarter. Most of the decrease resulted from the effect of lower margins reflecting weaker petroleum additives market conditions as well as an unfavorable foreign currency variance compared to first quarter 1995. These factors were partially offset by the inclusion of one month's operations of the recently acquired lubricant additives business.

Interest expense in 1996 decreased 5% to $5.9 million from $6.3 million in the 1995 period. The lower interest cost primarily reflects $2.1 million lower interest from lower average interest rates as a result of replacing a $200 million, 9.8% note on September 15, 1995, with lower cost variable-rate debt, mostly offset by higher interest expense from an increase in average debt outstanding reflecting the effect of the funds used to finance the lubricant additives acquisition on February 29, 1996, as well as a reduction of about $1.4 million in interest expense capitalized in the 1996 period than in the 1995 period.

Other income, net, increased to $530 thousand in 1996 from $400 thousand in 1995. The increase reflects changes in a number of nonoperating items, none of which are material in either period.

Income Taxes

Income taxes in first quarter 1996 decreased 5% from first quarter 1995, primarily due to a 9% decrease in pretax income, partially offset by the effect of a higher effective rate (37.6% in the 1996 quarter versus 36.1% in the 1995 quarter). The first quarter 1995 effective tax rate was lower than the current quarter primarily due to the benefit included in 1995 from a redetermination of prior year research and development tax credits resulting from a change in federal tax regulations.

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 1996, were about $35.2 million, which represents an increase of about $5.2 million from $30.0 million at year-end 1995.

Cash flows were more than sufficient to cover operating activities during the 1996 period. Cash flows from operating activities of $39.2 million, together with $126.0 million in additional long-term debt were used to fund the acquisition of the worldwide lubricant additives business from Texaco at a purchase price of $135.9 million, and to cover capital expenditures of $10.2 million and cash dividends to shareholders of $14.8 million, as well as an increase in cash and cash equivalents of $5.2 million. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

Ethyl's long-term debt amounted to $429.0 million at March 31, 1996, representing an increase in long-term debt of about $126 million from December 31, 1995, primarily representing funds borrowed in connection with the lubricant additives acquisition. The Company also has a Contingent Note of up to $60 million payable to Texaco. The actual amount due on the Contingent Note will be determined using an agreed upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company's long-term debt as a percent of total capitalization was 51.0% at March 31, 1996, excluding the effect of the Contingent Note, compared to 42.5% at December 31, 1995. The Company targets a range of 30% to 50% for its long-term debt ratio, and intends to utilize its strong cash flows towards the reduction of long-term debt outstanding.

The Company's capital spending program over the next three to five years is expected to be somewhat higher than in 1995 but lower than in 1994 and 1993, reflecting the prior-year completion of major construction and expansion programs. Capital spending for environmental and safety projects on non-plant expansion and replacement related construction will likely increase from current levels largely reflecting the acquisition of the lubricant additives business from Texaco. The capital spending will be financed primarily with cash provided from operations.

Ethyl's acquisitions are primarily within the petroleum additives industry, such as the recent acquisition of Texaco's worldwide lubricant additives business, are normally for cash, and are normally funded through internal and external sources, including the use of existing credit lines and long-term debt. The Company also anticipates an S-3 shelf registration for up to $300 million of debt securities or preferred stock. The amount and timing of additional borrowing, or issuance of preferred stock, will depend on the Company's specific cash requirements.

			 PART II - Other Information


ITEM 1. Legal Proceedings

	There are no material legal proceedings other than the proceeding previously disclosed in the Form 10-K filed on March 29, 1996, which is incorporated herein by reference.


ITEM 6. Exhibits and Reports on Form 8-K

	(a)     Exhibits - None

	(b) A Form 8-K was filed on March 15, 1996, which announced the acquisition of the worldwide lubricant additives business of Texaco and amended on Form 8-K/A to include the historic financial statements of the acquired business as well as pro forma financial statements of the combined business of Ethyl and the acquired lubricant additives business.

				  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.





					      ETHYL CORPORATION
						 (Registrant)



Date:  May 14, 1996                            By:  /s/ C. B. Walker
					       Vice Chairman of the Board,
					       Chief Financial Officer
					       and Treasurer
					       (Principal Financial Officer)