Form 10-Q/A
period 1996-03-31
ETHYL CORP
filed 1996-05-17
CIK 33656

							   Page 1 of 9 Pages



		     SECURITIES AND EXCHANGE COMMISSION

			  WASHINGTON, D. C.  20549



				  FORM 10-Q/A


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

			      ETHYL CORPORATION

PURPOSE OF AMENDMENT: The purpose of this Form 10-Q/A is to correct a clerical error in the pro forma net income and earnings per share included in footnote 2 of Part I (Item 1) of the Form 10Q for the quarter ended March 31, 1996 which was filed on May 14, 1996.

				  I N D E X


						       Page
						      Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Consolidated Balance Sheets - March 31, 1996
	   and December 31, 1995                       3 - 4

     Consolidated Statements of Income - Three Months
	Ended March 31, 1996 and 1995                    5

     Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 1996 and 1995       6

     Notes to Financial Statements                     7 - 8


 SIGNATURE                                               9

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


					  Three Months Ended
						March 31
					 1996            1995
					-------         -------
		 Net Sales             $291,360        $321,527
		 Net Income            $ 21,920        $ 24,146
		 Earnings Per Share        $.19            $.20

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





					      ETHYL CORPORATION
						 (Registrant)



Date:  May 15, 1996                            By:  /s/ C. B. Walker
					       Vice Chairman of the Board,
					       Chief Financial Officer
					       and Treasurer
					       (Principal Financial Officer)