Form 10-Q
period 1996-06-30
ETHYL CORP
filed 1996-08-13
CIK 33656

							    Page 1 of 14 Pages



		     SECURITIES AND EXCHANGE COMMISSION

			  WASHINGTON, D. C.  20549


				  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	  EXCHANGE ACT OF 1934


				     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	  EXCHANGE ACT OF 1934


For Transition Period from                 to

For Quarter Ended June 30, 1996                   Commission File Number 1-5112


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


Number of shares of common stock, $1 par value, outstanding as of July 31,
1996:       118,443,835.

			      ETHYL CORPORATION


				  I N D E X

								Page
							       Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1996 and
	   December 31, 1995                                   3 - 4

     Consolidated Statements of Income - Three Months
	   and Six Months Ended June 30, 1996 and 1995           5

     Condensed Consolidated Statements of Cash Flows -
	   Six Months Ended June 30, 1996 and 1995               6

     Notes to Financial Statements                             7 - 8

  ITEM 2.  Management's Discussion and Analysis of
		Results of Operations and Financial
		 Condition                                     9 - 12

PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K                    13

SIGNATURE                                                        14

		     ETHYL CORPORATION AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
			   (Dollars in Thousands)

							June 30
							 1996       December 31
		  ASSETS                              (unaudited)      1995
						      -----------   -----------
      Current assets:
	Cash and cash equivalents                    $    49,822   $    29,972
	Accounts receivable, less allowance for
	  doubtful accounts (1996 - $2,337; 1995 -
	  $2,317)                                        198,084       169,451
	Inventories:
	  Finished goods                                 178,182       146,010
	  Raw materials                                   33,703        13,285
	  Stores, supplies and other                       7,693         6,587
						      -----------   -----------
							 219,578       165,882

	Deferred income taxes and prepaid expenses        18,371        23,207
						      -----------   -----------
	    Total current assets                         485,855       388,512
						      -----------   -----------

      Property, plant and equipment, at cost             757,829       713,635
	  Less  accumulated depreciation and
	   amortization                                 (305,999)     (285,327)
						      -----------   -----------
	    Net property, plant and equipment            451,830       428,308
						      -----------   -----------

      Other assets and deferred charges                  160,322       151,833
      Goodwill and other intangibles - net of
       amortization                                       61,525        15,134
						      -----------   -----------
      Total assets                                   $ 1,159,532   $   983,787
						      ===========   ===========


See accompanying notes to financial statements.

		     ETHYL CORPORATION AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
			   (Dollars In Thousands)

						  June 30
						    1996         December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)         1995

Current liabilities:
  Accounts payable                             $    90,155     $    55,903
  Accrued expenses                                  69,502          58,682
  Cash dividends payable                            14,806          14,806
  Income taxes payable                              24,679          16,379
						----------      ----------
      Total current liabilities                    199,142         145,770
						----------      ----------

Long-term debt                                     417,077         302,973

Other noncurrent liabilities                        90,106          84,171

Deferred income taxes                               37,080          40,745

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,443,835 in 1996 and 1995           118,444         118,444
  Additional paid-in capital                         2,799           2,799
  Foreign currency translation adjustments          (1,442)          2,090
  Retained earnings                                296,326         286,795
						----------      ----------
						   416,127         410,128
						----------      ----------

Total liabilities and shareholders' equity     $ 1,159,532     $   983,787
						==========      ==========

See accompanying notes to financial statements.


					  ETHYL CORPORATION AND SUBSIDIARIES
					   CONSOLIDATED STATEMENTS OF INCOME
					(In Thousands Except Per Share Amounts)
						      (Unaudited)


							  Three Months Ended               Six Months Ended
							       June 30                           June 30
						     --------------------------         --------------------------
							  1996            1995              1996             1995
						     ----------    ------------         ----------    ------------
Net sales                                           $   299,320   $     224,530      $     541,505   $     458,821
Cost of goods sold                                      217,516         153,931            383,644         306,043
						     ----------    ------------         ----------    ------------
   Gross profit                                          81,804          70,599            157,861         152,778
Selling, general and administrative expenses             26,000          23,746             49,843          47,146
Research, development and testing expenses               17,716          19,226             34,028          38,505
						     ----------    ------------         ----------    ------------
   Operating profit                                      38,088          27,627             73,990          67,127
Interest and financing expenses                           6,273           7,753             12,198          14,017
Other (income)/expense,  net                               (425)            152               (955)           (248)
						     ----------    ------------         ----------    ------------
Income before income taxes                               32,240          19,722             62,747          53,358
Income taxes                                             12,128           6,716             23,605          18,859
						     ----------    ------------         ----------    ------------
Net Income                                          $    20,112   $      13,006      $      39,142   $      34,499
						     ==========    ============       ============    ============

Earnings per share                                  $    .17      $     .11          $     .33       $     .29
						     ==========    ============       ============    ============

Shares used to compute earnings per share               118,448         118,443            118,452         118,441
						     ==========    ============       ============    ============

Cash dividends per share of common stock            $   .125      $     .125         $     .25       $     .25
						     ==========    ============       ============    ============



See accompanying notes to financial statements.

		     ETHYL CORPORATION AND SUBSIDIARIES
	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (Dollars In Thousands)
				 (Unaudited)

							 Six Months Ended
							      June 30
							--------------------
							  1996        1995
						       ---------    --------

Cash and cash equivalents at beginning of year         $  29,972   $  31,166
						       ---------    --------

Cash flows from operating activities:
  Net income                                              39,142      34,499
  Adjustments to reconcile net income to cash flows from
    operating activities:
     Depreciation and amortization                        27,956      23,625
     Working capital decreases, net of effects from
      acquisition                                         24,355      14,427
     Other, net                                           (2,419)      2,969
						       ---------    --------
       Cash provided from operating activities            89,034      75,520
						       ---------    --------

Cash flows from investing activities:
  Acquisition of business (net of $1,245 cash acquired) (134,615)       -
  Capital expenditures                                   (18,347)    (23,052)
  Other, net                                                (611)      1,896
						       ---------    --------
       Cash used in investing activities                (153,573)    (21,156)
						       ---------    --------

Cash flows from financing activities:
  Additional long-term debt                              114,000        -
  Repayment of long-term debt                               -        (17,000)
  Cash dividends paid                                    (29,611)    (29,613)
  Other, net                                                -            196
						       ---------    --------
       Cash provided from (used in) financing activities  84,389     (46,417)
						       ---------    --------

Increase in cash and cash equivalents                     19,850       7,947
						       ---------    --------

Cash and cash equivalents at end of period             $  49,822   $  39,113
							========    ========

See accompanying notes to financial statements.

		     ETHYL CORPORATION AND SUBSIDIARIES
			NOTES TO FINANCIAL STATEMENTS
		   (In Thousands Except Per-Share Amounts)
				 (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1996, the consolidated results of operations for the three and six-month periods ended June 30, 1996 and 1995 and the consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1995, Annual Report. The December 31, 1995, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. On February 29, 1996, the Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc., ("Texaco") including manufacturing and blending facilities, identifiable intangibles and working capital. The acquisition, accounted for under the purchase method, included a cash payment of $135.9 million (subject to adjustment based on final working capital determinations) and a future contingent payment of up to $60 million. The cash payment was financed primarily under the Company's revolving credit agreement. The payment of up to $60 million will become due on February 26, 1999, with interest payable on the contingent debt until such date. The actual amount of the contingent payment and total interest will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during the calendar years 1996 through 1998, as specified in the contingent note agreement. Texaco retained substantially all noncurrent liabilities.

     As the Company's 1996 financial statements only include four months of operations of the recently acquired lubricant additive business, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and the worldwide lubricant additives business of Texaco as if the acquisition had occurred as of January 1, 1996 and 1995, giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of Ethyl had the acquired business operated as part of the Company for the six-month periods ended June 30, 1996 and 1995.

					 Six Months Ended
					       June 30
				      -----------------------
				       1996            1995
				      -------         -------
	   Net Sales                 $590,680        $646,647
	   Net Income                $ 42,032        $ 43,884
	   Earnings Per Share            $.36            $.37

		     ETHYL CORPORATION AND SUBSIDIARIES
		   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
		   (In Thousands Except Per-Share Amounts)
				 (Unaudited)



3.      Long-term debt consists of the following:   June 30        December 31
						     1996             1995
						   ---------       -----------
	Variable-rate bank loans (average effective
	 interest rates were 5.9% for the six-month
	 period ended June 30, 1996 and 6.4% for
	 the year 1995)                             $375,000         $270,000
	5.76% Bank Credit Agreement                    9,000              -
	8.6% to 8.86% Medium-Term Notes  due
	 through 2001                                 33,750           33,750
						    --------         --------
	     Total long-term debt                    417,750          303,750
	       Less unamortized discount                (673)            (777)
						    --------         --------
	     Net long-term debt                     $417,077         $302,973
						    ========         ========


	(No portion of the $60 million contingent note principal related to the purchase of the lubricant additives business from Texaco has been recorded on the June 30, 1996 balance sheet. Any principal or interest amount ultimately paid on the note will be accounted for as an adjustment to the purchase price.

		    MANAGEMENT'S DISCUSSION AND ANALYSIS
	      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statement of income and changes in the Company's financial condition since year-end 1995. The Company's 1996 results of operations include the results of the lubricant additives business of Texaco Inc. ("Texaco") since it was acquired on February 29, 1996, while the balance sheet at June 30, 1996, includes a preliminary allocation of the purchase price and other purchase accounting adjustments as well as borrowing used to finance the acquisition.

Results of Operations
Second Quarter 1996 Compared to Second Quarter 1995

Net sales for the second quarter of 1996 amounted to $299.3 million, up $74.8 million from $224.5 million in the 1995 quarter. The increase in net sales was due to higher shipments ($92.6 million), partially offset by the impact of lower selling prices ($17.8 million). The increased sales reflected the inclusion of $81.1 million of lubricant additives revenues from the worldwide lubricant additives business of Texaco acquired on February 29, 1996, and also higher shipments of antiknocks and certain other fuel additives as well as higher selling prices for antiknocks and other fuel additives, partly offset by lower selling prices of lubricant additives products.

Cost of goods sold in 1996 of $217.5 million increased $63.6 million from the 1995 quarter. The increase primarily reflected the inclusion of cost of goods sold of the worldwide lubricant additives business acquired from Texaco ($69.9 million) as well as an unfavorable foreign exchange effect. The overall increase was due to higher shipments ($71.3 million) partly offset by the impact of lower costs ($7.7 million), including lower per unit raw material costs in the 1996 quarter, as well as nonrecurring costs in second quarter 1995, including costs associated with the 1995 shutdown of operations at a contract manufacturing site, the start-up of certain lubricant additives facilities and the April 1995 strike at the Feluy, Belgium, manufacturing plant.

The net result of a 33% increase in net sales and a 41% increase in cost of goods sold was that the gross profit margin decreased to 27.3% in the 1996 quarter from 31.4% in the 1995 quarter, mainly reflecting lower margins due to weak market conditions in lubricant additives and a change in product mix reflecting an increase in the extent to which sales and profits come from lubricant additives and other fuel additives.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $43.7 million in the second quarter 1996, up $0.7 million from $43.0 million in the second quarter 1995. The increase primarily results from higher expenses related to marketing activities for HiTEC (R) 3000 performance additive ("MMT"), partially offset by a general reduction in research, development and testing expenses largely reflecting the timing of 1996 research, development and testing expenses which are expected to increase in the second half of the year as well as the benefit of having the Company's research laboratory fully operational. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses decreased to 14.6% during the 1996 quarter from 19.1% during the 1995 quarter.

Operating profit in the 1996 quarter increased to $38.1 million, up $10.5 million from $27.6 million in the 1995 quarter. Most of the increase resulted from the effect of the acquired lubricant additives business, offset in part by lower margins reflecting weaker lubricant additives market conditions as well as an unfavorable foreign currency variance.

Interest expense in 1996 decreased 19% to $6.3 million from $7.8 million in the 1995 quarter. The $1.5 million decline reflects $2.7 million lower interest cost from lower average interest rates as a result of replacing the $200 million, 9.8% notes on September 15, 1995, with lower cost variable-rate debt as well as a reduction in other fees, largely offset by higher interest expense from an increase in average debt outstanding, reflecting the effect of funds used to finance the acquisition of the lubricant additives business of Texaco.

Other income, net, increased to $425 thousand in the 1996 quarter from $152 thousand other expense, net, in the 1995 quarter. The increase reflects changes in a number of nonoperating items, none of which are material in either quarter.

Income Taxes

Income taxes in the second quarter 1996 increased 81% from the second quarter 1995, primarily due to a 63% increase in income before income taxes as well as the impact of a higher effective income tax rate (37.6% in the 1996 quarter versus 34.1% in the 1995 quarter). The second quarter 1995 effective tax rate was lower than the 1996 rate primarily due to the benefit included in 1995 from a redetermination of prior years research and development tax credits resulting from a change in federal tax regulations.

Six Months 1996 Compared to Six Months 1995

Net sales for the six months 1996 amounted to $541.5 million, up $82.7 million from $458.8 million in six months 1995. The increase in net sales was due to higher shipments ($100.8 million), partially offset by the impact of lower selling prices ($18.1 million). The increased sales reflected the inclusion of $101.5 million of lubricant additives revenues from the worldwide lubricant additives business of Texaco acquired on February 29, 1996, and also reflected higher shipments of nonlead antiknocks and certain other fuel additives as well as higher selling prices for antiknocks and other fuel additives, partly offset by lower selling prices of lubricant additives products.

Cost of goods sold in 1996 of $383.6 million increased $77.6 million from the 1995 period. The increase primarily reflected the inclusion of cost of goods sold of the worldwide lubricant additives business acquired from Texaco ($87.7 million) as well as an unfavorable foreign exchange effect. The overall increase was primarily due to higher shipments as well as an unfavorable foreign exchange effect. The overall increase in 1996 was partially offset by lower per unit raw material costs in the 1996 period and nonrecurring costs in six months 1995, including costs associated with the second quarter 1995 shutdown of operations at a contract manufacturing site, the start-up of certain lubricant additives facilities and the April 1995 strike at the Feluy, Belgium, manufacturing plant.

The net result of an 18% increase in net sales and a 25% increase in cost of goods sold was that the gross profit margin decreased to 29.2% in the 1996 period from 33.3% in the 1995 period, mainly reflecting lower margins due to weak market conditions in lubricant additives and a change in product mix reflecting an increase in the extent to which sales and profits come from lubricant additives and other fuel additives.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $83.9 million in the six months 1996, down $1.8 million from $85.7 million in the six months 1995. The decrease primarily results from a general reduction in research, development and testing expenses, largely reflecting the benefit of having more of the 1996 research, development and testing expenses scheduled in the second half of the year, as well as having the Company's research laboratory fully operational, partially offset by higher expenses related to marketing activities for HiTECr 3000 performance additive ("MMT"). As a percentage of net sales, the selling, general and administrative expenses, including research, development and testing expenses, decreased to 15.5% during the 1996 period from 18.7% during the 1995 period.

Operating profit in the six months 1996 increased to $74.0 million, up $6.9 million from $67.1 million in the six months 1995. Most of the increase resulted from the effect of the acquired lubricant additives business, offset in part by lower margins reflecting weaker lubricant additives market conditions, as well as an unfavorable foreign currency variance.

Interest expense in six months 1996 decreased 13% to $12.2 million from $14.0 million in the 1995 period. The $1.8 million decline reflects $4.9 million lower interest cost from lower average interest rates as a result of replacing the $200 million, 9.8% notes on September 15, 1995, with lower cost variable-rate debt and a reduction in other fees, mostly offset by higher interest expense from an increase in average debt outstanding, reflecting the effect of funds used to finance the acquisition of the lubricant additives business of Texaco, and a $1.3 million reduction in interest costs capitalized in the 1996 period.

Other income, net, increased to $955 thousand in the 1996 period from $248 thousand in the 1995 period. The increase reflects changes in a number of nonoperating items, none of which are material in either period.

Income Taxes

Income taxes in the six months 1996 increased 25% from the six months 1995, primarily due to an 18% increase in income before income taxes, as well as the impact of a higher effective income tax rate (37.6% in the 1996 period versus

35.3% in the 1995 period). The six months 1995 effective tax rate was lower than the 1996 rate primarily due to the benefit included in 1995 from a redetermination of prior years research and development tax credits resulting from a change in federal tax regulations.

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 1996, were about $49.8 million, which represents an increase of about $19.8 million from $30.0 million at year-end 1995.

Cash flows were more than sufficient to cover operating activities during the 1996 period. Cash flows from operating activities of $89.0 million, together with $114.0 million in additional long-term debt were used to fund the acquisition of the worldwide lubricant additives business from Texaco for a purchase price of $134.6 million, and to cover capital expenditures of $18.3 million and cash dividends to shareholders of $29.6 million, as well as increase cash and cash equivalents by $19.9 million. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

Ethyl's long-term debt amounted to $417.1 million at June 30, 1996, representing an increase in long-term debt of about $114.0 million from December 31, 1995, primarily representing funds borrowed in connection with the lubricant additives acquisition. The Company also has a contingent note associated with the acquisition of up to $60 million payable to Texaco. The actual amount due on the contingent note will be determined using an agreed upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company's long-term debt as a percent of total capitalization was 50.1% at June 30, 1996, excluding the effect of the contingent note, compared to 42.5% at December 31, 1995. The Company targets a range of 30% to 50% for its long-term debt ratio, and intends to continue to utilize its strong cash flows toward the reduction of long-term debt outstanding.

The Company's capital spending program over the next three to five years is expected to be somewhat higher than in 1995 but lower than in 1994 and 1993, reflecting the prior year completion of major construction and expansion programs. Capital spending for environmental and safety projects on nonplant expansion and replacement related construction will likely increase from current levels largely reflecting the acquisition of the lubricant additives business from Texaco. The capital spending will be financed primarily with cash provided from operations.

Ethyl's current interest in acquisitions is primarily within the petroleum additives industry, such as the recent acquisition of Texaco's worldwide lubricant additives business, are normally for cash, and are normally funded through internal and external sources, including the use of existing credit lines and long-term debt. The Company is in the process of filing an S-3 shelf registration for up to $300 million of debt securities or preferred stock. The amount and timing of additional borrowing, or issuance of preferred stock, will depend on the Company's cash requirements.

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




					     ETHYL CORPORATION
						(Registrant)



Date:  August 13,  1996                     By:  /s/ Charles B. Walker
					    Vice Chairman of the Board,
					    Chief Financial Officer
					    and Treasurer
					    (Principal Financial Officer)



Date:  August 13, 1996                      By:  /s/  Wayne C. Drinkwater
					    Controller
					    (Principal Accounting Officer)