Form 10-Q
period 1996-09-30
ETHYL CORP
filed 1996-11-04
CIK 33656

                                                           Page 1 of 29 Pages

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549


                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	  EXCHANGE ACT OF 1934


                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	  EXCHANGE ACT OF 1934


For Transition Period from                to

For Quarter Ended September 30, 1996          Commission File Number 1-5112


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


Number of shares of common stock, $1 par value, outstanding as of October 31,
1996:       118,443,835.

                              ETHYL CORPORATION

                                  I N D E X


                                                                   Page
                                                                  Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1996 and
        December 31, 1995                                         3 - 4

     Consolidated Statements of Income - Three Months and Nine
        Months Ended September 30, 1996 and 1995                    5

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1996 and 1995               6

     Notes to Financial Statements                                7 - 8

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                9 - 12

  PART II.  OTHER INFORMATION

          ITEM 5.   Other Events                                    13

          ITEM 6.  Exhibits and Reports on Form 8-K                 13

  SIGNATURE                                                         14

  EXHIBIT INDEX                                                     15

  EXHIBIT 3.1     Corrected Restated Articles of Incorporation,
                  together with explanatory letter.              16 - 29

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

                                ETHYL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                                     September 30
                                                                          1996      December 31
                   ASSETS                                             (unaudited)      1995
                                                                     ------------  ------------

      Current assets:
        Cash and cash equivalents                                    $    32,630   $    29,972
        Accounts receivable, less allowance for doubtful
          accounts (1996 - $2,340; 1995 - $2,317)                        172,398       169,451
        Inventories:
          Finished goods                                                 181,188       146,010
          Raw materials                                                   22,233        13,285
          Stores, supplies and other                                       9,522         6,587
                                                                     -----------      --------
                                                                         212,943       165,882

        Deferred income taxes and prepaid expenses                        19,670        23,207
                                                                     -----------      --------
            Total current assets                                         437,641       388,512
                                                                     -----------      --------

      Property, plant and equipment, at cost                             763,750       713,635
          Less  accumulated depreciation and amortization               (319,141)     (285,327)
                                                                     -----------      --------
            Net property, plant and equipment                            444,609       428,308
                                                                     -----------      --------

      Other assets and deferred charges                                  160,402       151,833
      Goodwill and other intangibles - net of amortization                59,901        15,134
                                                                     -----------      --------
      Total assets                                                   $ 1,102,553   $   983,787
                                                                     ===========      ========

See accompanying notes to financial statements.



                     ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)

                                               September 30
                                                    1996       December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)       1995
                                                ----------     -----------
Current liabilities:
  Accounts payable                             $    69,230     $    55,903
  Accrued expenses                                  64,681          58,682
  Cash dividends payable                            14,806          14,806
  Long-term debt, current portion                    9,000           -
  Income taxes payable                              30,977          16,379
                                                ----------     -----------
      Total current liabilities                    188,694         145,770
                                                ----------     -----------
Long-term debt                                     353,129         302,973

Other noncurrent liabilities                        88,214          84,171

Deferred income taxes                               41,936          40,745

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,443,835 in 1996 and 1995           118,444         118,444
  Additional paid-in capital                         2,799           2,799
  Foreign currency translation adjustments            (669)          2,090
  Retained earnings                                310,006         286,795
                                                ----------     -----------
                                                   430,580         410,128
                                                ----------     -----------

Total liabilities and shareholders' equity     $ 1,102,553     $   983,787
                                                ==========     ===========

See accompanying notes to financial statements.

                                ETHYL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                              (In Thousands Except Per Share Amounts)
                                            (Unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                                   1996         1995           1996         1995
                                                 --------    ---------       --------    ---------
    Net sales                                   $ 304,169   $  241,672      $ 845,674   $  700,493
    Cost of goods sold                            208,742      159,754        592,386      465,797
                                                 --------    ---------       --------    ---------

       Gross profit                                95,427       81,918        253,288      234,696
    Selling, general and administrative expenses   26,027       24,500         75,870       71,646
    Research, development and testing expenses     18,105       18,854         52,133       57,359
    Special charge                                   -           4,750           -           4,750
                                                 --------    ---------       --------    ---------

       Operating profit                            51,295       33,814        125,285      100,941
    Interest and financing expenses                 6,452        7,564         18,650       21,581
    Other (income),  net                             (303)        (340)        (1,258)        (588)
                                                 --------    ---------       --------    ---------
    Income before income taxes                     45,146       26,590        107,893       79,948
    Income taxes                                   16,661        9,623         40,266       28,482
                                                 --------    ---------       --------    ---------
    Net Income                                  $  28,485   $   16,967      $  67,627   $   51,466
                                                 ========    =========       ========    =========

    Earnings per share                          $     .24   $      .14      $     .57   $      .43
                                                 ========    =========       ========    =========

    Shares used to compute earnings per share     118,444      118,442        118,449      118,442
                                                 ========    =========       ========    =========

    Cash dividends per share of common stock    $    .125   $     .125      $    .375   $     .375
                                                 ========    =========       ========    =========


    See accompanying notes to financial statements.




                     ETHYL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                 (Unaudited)


                                                          Nine Months Ended
                                                            September 30
                                                        --------------------
                                                          1996        1995
                                                        --------    --------
Cash and cash equivalents at beginning of year         $  29,972   $  31,166
                                                        --------    --------
Cash flows from operating activities:
  Net income                                              67,627      51,466
  Adjustments to reconcile net income to cash flows from
    operating activities:
     Depreciation and amortization                        43,116      35,795
     Special charge                                         -          4,750
     Working capital decreases, net of effects from
       acquisition                                        35,151      10,012
     Other, net                                            1,139       4,746
                                                        --------    --------
       Cash provided from operating activities           147,033     106,769
                                                        --------    --------

Cash flows from investing activities:
  Acquisition of business (net of $1,245 cash acquired) (133,032)       -
  Capital expenditures                                   (23,804)    (33,608)
  Other, net                                              (2,123)      2,149
                                                        --------    --------
       Cash used in investing activities                (158,959)    (31,459)
                                                        --------    --------

Cash flows from financing activities:
  Additional long-term debt                               59,000     162,000
  Repayment of long-term debt                               -       (200,000)
  Cash dividends paid                                    (44,416)    (44,416)
  Other, net                                                -            196
                                                        --------    --------
       Cash provided from (used in) financing activities  14,584     (82,220)
                                                        --------    --------

Increase in cash and cash equivalents                      2,658      (6,910)
                                                        --------    --------


Cash and cash equivalents at end of period             $  32,630   $  24,256
                                                        ========    ========


See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1996, the consolidated results of operations for the three and nine-month periods ended September 30, 1996 and 1995 and the consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. All adjustments are of a normal, recurring nature.
        The December 31, 1995 consolidated balance sheet data was derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for audited financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1995 Annual Report. The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.



2.	On February 29, 1996, the Company completed the acquisition
        of the worldwide lubricant additives business of Texaco Inc., ("Texaco") including manufacturing and blending facilities, identifiable intangibles and working capital. The acquisition, accounted for under the purchase method, included a cash payment of $134.2 million and a future contingent payment of up to $60 million. The cash payment was financed primarily under the Company's revolving credit agreement. The payment of up to $60 million will become due on February 26, 1999, with interest payable on the contingent debt until such date. The actual amount of the contingent payment and total interest will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during the calendar years 1996 through 1998, as specified in the contingent note agreement. Texaco retained substantially all noncurrent liabilities.



        As the Company's 1996 financial statements only include seven months of operations of the recently acquired lubricant additives business, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and the worldwide lubricant additives business of Texaco as if the acquisition had occurred as of January 1, 1996 and 1995, giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments.
        The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of Ethyl had the acquired business operated as part of the Company for the nine-month periods ended September 30, 1996 and 1995.



                                   Nine Months Ended
                                     September 30
                               -------------------------
                                 1996             1995
                               ---------       ---------

      Net Sales                 $894,849        $975,271
      Net Income                $ 70,517        $ 66,185
      Earnings Per Share            $.60            $.56

                     ETHYL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)


3.      Long-term debt consists of the following:  September 30     December 31
                                                       1996            1995
                                                    -----------      ----------
        Variable-rate bank loans (average effective
         interest rates were 5.9% for the nine month
         period ended September 30, 1996 and 6.4%
         for  the year 1995)                          $320,000        $270,000
        5.76% Bank Credit Agreement                      9,000             -
        8.6% to 8.86% Medium-Term Notes  due
         through 2001                                   33,750          33,750
                                                       -------        --------
             Total long-term debt                      362,750         303,750
               Less unamortized discount                  (621)           (777)
                                                       -------        --------
             Net long-term debt                        362,129         302,973
                  Less current portion                  (9,000)            -
                                                       -------        --------
                                                      $353,129        $302,973
                                                       =======        ========


        No portion of the $60 million contingent note principal related to the purchase of the lubricant additives business from Texaco has been recorded on the September 30,1996 balance sheet. Any principal or interest amount ultimately paid on the note will be accounted for as an adjustment to the purchase price when paid.



4.	The special charge in 1995 relates to a provision for a legal settlement by the Company with the civil division of the U. S. Department of Justice resulting in an after tax charge of $4,150 or $.04 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statement of income and changes in the Company's financial condition since year-end 1995. The Company's 1996 results of operations include the results of the lubricant additives business of Texaco Inc. ("Texaco") since it was acquired on February 29, 1996, while the balance sheet at September 30, 1996, includes a preliminary allocation of the purchase price and other purchase accounting adjustments as well as borrowing used to finance the acquisition.

Results of Operations
Third Quarter 1996 Compared to Third Quarter 1995

Net sales for the third quarter of 1996 amounted to $304.2 million, up $62.5 million from $241.7 million in the 1995 quarter. The increase in net sales was due to higher shipments ($73.8 million), partially offset by the impact of lower selling prices ($11.3 million). The increased sales reflected the inclusion of $73.7 million of lubricant additives revenues from the worldwide lubricant additives business of Texaco acquired on February 29, 1996, and also higher shipments of certain other lubricant additives as well as higher selling prices for antiknocks and other fuel additives, partly offset by lower selling prices of lubricant additives products and lower shipments of lead antiknocks.

Cost of goods sold in 1996 of $208.7 million increased $48.9 million from $159.8 million in the 1995 quarter. The increase reflected the inclusion of cost of goods sold of the worldwide lubricant additives business acquired from Texaco ($60.9 million). The overall increase was due to higher shipments ($62.5 million) partly offset by the impact of lower costs ($13.6 million), including lower per unit raw material costs in the 1996 quarter.

The net result of a 26% increase in net sales and a 31% increase in cost of goods sold was that the gross profit margin decreased to 31.4% in the 1996 quarter from 33.9% in the 1995 quarter, mainly reflecting lower margins due to continued soft market conditions in lubricant additives, and a change in product mix reflecting an increase in the extent to which sales and profits come from lubricant additives and other fuel additives.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $44.1 million in the third quarter 1996, up $0.7 million from $43.4 million in the third quarter 1995. The increase primarily results from higher expenses related to marketing activities for HITEC (R) 3000 performance additive ("MMT"), in spite of a general reduction in research, development and testing expenses, and also reflects the synergistic benefit of the acquisition and having the Company's research laboratory more fully utilized. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses decreased to 14.5% during the 1996 quarter from 17.9% during the 1995 quarter.

Operating profit in the 1996 quarter increased to $51.3 million, up $17.5 million from $33.8 million in the 1995 quarter. Most of the increase resulted from the effect of the acquired lubricant additives business, and the absence of the third quarter 1995 special charge provision of $4.75 million for a legal settlement by the company with the civil division of the U.S. Department of Justice, offset in part by lower margins in the 1996 quarter reflecting soft lubricant additives market conditions and changes in product mix.

Interest expense in third quarter 1996 decreased 15% to $6.5 million from $7.6 million in the 1995 quarter. The $1.1 million decline reflects $2.1 million lower interest cost from lower average interest rates as a result of replacing a $200 million, 9.8% note on September 1995, with lower cost variable-rate debt as well as a $0.7 million reduction in other fees, largely offset by $1.7 million higher interest expense from an increase in average debt outstanding, reflecting the effect of funds used to finance the Texaco lubricant additives acquisition.

Other income, net, decreased to $303 thousand in the 1996 quarter from $340 thousand other income, net, in the 1995 quarter. The decrease reflects changes in a number of nonoperating items, none of which are material in either quarter.

Income Taxes

Income taxes in the third quarter 1996 increased 73% from the third quarter 1995, primarily due to a 70% increase in income before income taxes as well as the impact of a higher effective income tax rate (36.9% in the 1996 quarter versus 36.2% in the 1995 quarter). The third quarter 1995 effective tax rate was lower than the 1996 rate primarily due to the benefit included in 1995 from a redetermination of prior years research and development tax credits resulting from a change in federal tax regulations, as well as other favorable adjustments related to prior tax years.

Nine Months 1996 Compared to Nine Months 1995

Net sales for the nine months 1996 amounted to $845.7 million, up $145.2 million from $700.5 million in nine months 1995. The increase in net sales was due to higher shipments ($175.5 million), partially offset by the impact of lower selling prices ($30.3 million). The increased sales reflected the inclusion of $175.2 million of lubricant additives revenues from the worldwide lubricant additives business of Texaco acquired on February 29, 1996, and also reflected higher shipments of certain nonlead fuel additives as well as higher selling prices for antiknocks and other fuel additives, partly offset by lower selling prices of lubricant additives products and lower shipments of lead antiknocks.

Cost of goods sold in 1996 of $592.4 million increased $126.6 million from $465.8 million in the 1995 period. The increase primarily reflected the inclusion of cost of goods sold of the worldwide lubricant additives business acquired from Texaco ($148.6 million). The overall increase was primarily due to higher shipments ($140.3 million) as well as an unfavorable foreign exchange effect. The overall increase in 1996 was partially offset by lower per unit raw material costs in the 1996 period and nonrecurring costs in nine months 1995, including costs associated with the second quarter 1995 shutdown of operations at a contract manufacturing site, the start-up of certain lubricant additives facilities and the April 1995 strike at the Feluy, Belgium, manufacturing plant.

The net result of a 21% increase in net sales and a 27% increase in cost of goods sold was that the gross profit margin decreased to 30.0% in the 1996 period from 33.5% in the 1995 period, mainly reflecting lower margins due to continued soft market conditions in lubricant additives, and a change in product mix reflecting an increase in the extent to which sales and profits come from lubricant additives and other fuel additives.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $128.0 million in the nine months 1996, down $1.0 million from $129.0 million in the nine months 1995. The decrease primarily results from a general reduction in research, development and testing expenses, and also largely reflects the synergistic benefit of the acquisition and having the Company's research laboratory more fully utilized and of having more of the 1996 research, development and testing expenses scheduled in the second half of the year, partially offset by higher expenses related to marketing activities for MMT. As a percentage of net sales, the selling, general and administrative expenses, including research, development and testing expenses, decreased to 15.1% during the 1996 period from 18.4% during the 1995 period.

Operating profit in the nine months 1996 increased to $125.3 million, up $24.4 million from $100.9 million in the nine months 1995. Most of the increase resulted from the effect of the acquired lubricant additives business, and the absence of the 1995 special charge provision of $4.75 million for a legal settlement, offset in part by lower margins in the 1996 period reflecting soft lubricant additives market conditions and changes in product mix, as well as an unfavorable foreign currency variance.

Interest expense in nine months 1996 decreased 14% to $18.6 million from $21.6 million in the 1995 period. The $3.0 million decline reflects $6.9 million lower interest cost from lower average interest rates as a result of replacing a $200 million, 9.8% note on September 15, 1995, with lower cost variable-rate debt and a $1.2 million reduction in other fees, mostly offset by $3.8 million higher interest expense from an increase in average debt outstanding, reflecting the effect of funds used to finance the Texaco lubricant additives acquisition, and a $1.3 million reduction in interest costs capitalized in the 1996 period.

Other income, net, increased to $1.3 million in the 1996 period from $0.6 million in the 1995 period. The increase reflects changes in a number of nonoperating items, none of which are material in either period.

Income Taxes

Income taxes in the nine months 1996 increased 41% from the nine months 1995, primarily due to a 35% increase in income before income taxes, as well as the impact of a higher effective income tax rate (37.3% in the 1996 period versus 35.6% in the 1995 period). The nine months 1995 effective tax rate was lower than the 1996 rate primarily due to the benefit included in 1995 from a redetermination of prior years research and development tax credits resulting from a change in federal tax regulations, as well as other favorable adjustments related to prior tax years.

Financial Condition and Liquidity

Cash and cash equivalents at September 30, 1996, were about $32.6 million, which represents an increase of about $2.6 million from $30.0 million at year-end 1995.

Cash flows were more than sufficient to cover operating activities during the 1996 period. Cash flows from operating activities of $147.0 million, together with $59.0 million in additional long-term debt were used to fund the acquisition of the worldwide lubricant additives business from Texaco for a purchase price of $133.0 million, and to cover capital expenditures of $23.8 million and cash dividends to shareholders of $44.4 million, as well as an increase in cash and cash equivalents of $2.6 million. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

The noncurrent portion of Ethyl's long-term debt amounted to $353.1 million at September 30, 1996, representing an increase in long-term debt of about $50.1 million from December 31, 1995, primarily representing funds borrowed in connection with the lubricant additives acquisition, partially offset by about $75.3 million of repayments of amounts borrowed under the revolving credit agreement, as well as $9.0 million reclassified to current portion of long-term debt. The Company also has a contingent note associated with the acquisition of up to $60 million payable to Texaco. The actual amount due on the contingent note will be determined using an agreed upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company's long-term debt as a percent of total capitalization was 45.1% at September 30, 1996, excluding the effect of the contingent note, compared to 42.5% at December 31, 1995. The Company targets a range of 30% to 50% for its long-term debt ratio, and intends to continue to utilize its strong cash flows to reduce long-term debt outstanding.

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

                         PART II - Other Information


ITEM 5.         Other Events

                In Canada, in May 1995 legislation was introduced in the Canadian Parliament to restrict the inter-provincial transport of HiTEC 3000 (R) performance additive ("MMT") in Canada as well as the import of MMT into Canada. When Parliament adjourned in mid-December 1995, the legislation had not passed the House of Commons. In April 1996 the legislation was reintroduced, but it has not passed the House of Commons. On September 10, 1996, the Company served notice on the Canadian government that, if such legislation is enacted by Parliament, the Company intends to file a claim against the Canadian government for damages under an arbitration provision of the North American Free Trade Agreement. The NAFTA provision allows a company to bring before an arbitration panel claims against NAFTA governments for alleged violations of their obligations toward investors. Before the claim is filed, there is a 90-day period for consultations between the Company and the Canadian Government. The Company's management contends the proposed legislation would violate Canada's investment obligations by "expropriating" Ethyl's MMT business in Canada, which would significantly impact the Toronto-based subsidiary of Ethyl.


ITEM 6.         Exhibits and Reports on Form 8-K

                (a) Exhibit - 3.1 Corrected Restated Articles of Incorporation, together with explanatory letter.

                (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.





                                                  ETHYL CORPORATION
                                                   (Registrant)







Date:  November 1,  1996                         By: s/ Charles B. Walker
                                                 Charles B. Walker
                                                 Vice Chairman of the Board,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Principal Financial Officer)



Date:  November 1, 1996                          By: s/ Wayne C. Drinkwater
                                                 Wayne C. Drinkwater
                                                 Controller
                                                 (Principal Accounting Officer)

                                EXHIBIT INDEX




                                                             Page
                                                            Number

Number and Name of Exhibit

Exhibit 3.1     Corrected Restated Articles of
                Incorporation, together with explanatory
                letter.                                       16

                                                                  Exhibit 3.1
                              Hunton & Williams
                        Riverfront Plaza, East Tower
                            951 East Byrd Street
                        Richmond, Virginia 23219-4074
                          Telephone (804) 788-8200
                          Facsimile (804) 788-8218

                               August 13, 1996


State Corporation Commission, Clerk's Office
1300 East Main Street
Richmond, Virginia 23219
Attention: Thomas J. Moore, Esq.


                              Ethyl Corporation


Dear Mr. Moore:

        Enclosed please find for filing Articles of Restatement and the Restated Articles of Incorporation on behalf of Ethyl Corporation (the "Company"). Our check in the amount of $25.00 is enclosed for your filing fee.

        You will note that the Articles of Restatement are dated July 31, 1995. As we discussed last week, in July 1995, the Company's Board of Directors approved, and the Company filed, Articles of Restatement with your office that erroneously omitted the number of shares that were designated "Series B". The designation of these shares as Series B had been authorized in the Articles of Amendment filed with your office in 1987. In our view, the enclosed Restated Articles of Incorporation, which correct this omission, reflect the original intention of the Board. The Restated Articles of Incorporation are otherwise identical to those filed on July 31, 1995.

        Thank you very much for your assistance. Please feel free to call me should you have any questions.





								Sincerely,



                                                       S/ Louanna O. Heuhsen
                                                          Louanna O. Heuhsen

LOH:trf
Enclosures
cc:	E. Whitehead Elmore, Esq.
	Allen C. Goolsby, Esq.
	McAlister C. Marshall, II, Esq.

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





                                                  ETHYL CORPORATION


                                                  By:  s/ Steven M. Mayer

                                                  Title: Vice President

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

   2. Cumulative Preferred Stock, Convertible Series B. A series of Cumulative Preferred Stock is hereby designated "Series B," which series shall have 2,000,000 shares and the following description and terms:

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