Form 10-K
period 1996-12-31
ETHYL CORP
filed 1997-03-07
CIK 33656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                              (NO FEE REQUIRED)
                 For the fiscal year ended December 31, 1996
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

                   330 SOUTH FOURTH STREET P. O. Box 2189
                        RICHMOND, VIRGINIA 23218-2189
             (Address of principal executive offices)(Zip Code)
      Registrant's telephone number, including area code: 804-788-5000
         Securities registered pursuant to Section 12(b) of the Act:
  Title of each class             Name of each exchange on which registered
  COMMON STOCK, $1 Par                      NEW YORK STOCK EXCHANGE
                                             PACIFIC STOCK EXCHANGE
 PREFERRED SHARE PURCHASE RIGHTS            NEW YORK STOCK EXCHANGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1996: $924,596,515.50.* Number of shares of Common Stock outstanding as of December 31, 1996: 118,443,835.

*In determining this figure, an aggregate of 21,117,886 shares of Common Stock reported in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded because the shares are held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on December 31, 1996, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Ethyl Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
DESCRIPTION OF BUSINESS
Ethyl Corporation (the "Company") is incorporated in Virginia and is a major developer, manufacturer and blender of petroleum additives. Petroleum additives products include additives for gasoline, diesel fuels, and home heating oils as well as additives for passenger-car and diesel crankcase lubricants including railroad engine oil additives, automatic transmission fluids and lubricants for gears, hydraulic and industrial equipment. The Company has about 1,800 employees.

RECENT DEVELOPMENTS
During 1994 through 1996, the Company completed certain actions in positioning itself as a highly focused maker and marketer of petroleum additives to customers in the United States and around the world.
   On February 29, 1996, the Company purchased the worldwide lubricant additives business of Texaco Inc. The acquisition enhances the Company's already established ability to serve its customers with products meeting high specifications. The acquisition added both a new product line and additional presence in Europe, Latin America and the Far East. The purchase transaction is discussed in Note 2 of the Notes to Financial Statements on page 32.
   On September 15, 1994, the Company sold its wholly owned pharmaceuticals subsidiary, Whitby, Inc., which marketed and distributed finished pharmaceuticals. Earlier in the year, the Company completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation ("Albemarle"), at the close of business on February 28, 1994, which included the operations of the olefins and derivatives, bromine chemicals and specialty chemicals businesses. Since the completion of these transactions, the Company has been solely in the petroleum additives business. The results of both the pharmaceuticals subsidiary and Albemarle are included in the consolidated financial statements through those dates.
  The following discussion of the Company's businesses as of December 31, 1996, should be read in conjunction with the information contained in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" section as of December 31, 1996, beginning on page 16. PRO FORMA information is provided to illustrate the Company's results as if the acquisition of the worldwide lubricant additives business of Texaco had been included in the operations of the Company for the full year 1996 and 1995 (see
Note 2 of Notes to Financial Statements). PRO FORMA information has also been provided to illustrate the Company's results without the two months 1994 results of the businesses spun-off as Albemarle Corporation (see Note 3 of Notes to Financial Statements).

MANUFACTURING AND BLENDING
The Company manufactures and blends a broad range of performance enhancing additives for motor fuels and lubricating oils. Most sales of fuel additives for gasoline, diesel fuels and heating oils are directly to petroleum refiners and marketers, terminals and blenders. Lubricant additive packages are sold directly to companies producing finished oils and fluids in the United States and throughout the world. The processes and technologies for most of Ethyl's products were developed in the Company's research and development laboratories, although some technology was obtained from acquired businesses.
   The Company manufactures and blends a majority of its lubricant additives and non-antiknock fuel additives in the United States but also has manufacturing and blending facilities in Belgium,Canada and Brazil and obtains some products under long-term supply agreements (discussed on page 14). The Company obtains lead antiknock fuel additives under a long-term supply agreement with The Associated Octel Company Ltd. of London, England ("Octel") (discussed on pages 14, 19 and 20), and its manganese based antiknock fuel additive under a long-term supply agreement with Albemarle (discussed on pages 14 and 20). The Company receives its olefin copolymer viscosity index improver under a long-term supply agreement with DSM Copolymer, Inc. (discussed on page
14).

COMPETITION
The Company operates in a highly competitive environment. Some market areas involve a significant number of competitors, while others involve only a few. The competitors are both larger and smaller than the Company in terms of resources and market shares. Competition and specifications and regulatory changes in connection with all of the Company's products require continuing investments in research and development of new products or leading technologies, in continuing product and process improvements and in providing specialized customer services.

LUBRICANT ADDITIVES PRODUCTS
Lubricant additives extend the useful life of lubricants and assist them in preventing wear and corrosion of metallic parts, protecting seals, allowing metallic parts to withstand extremely high temperatures and pressures and increasing adhesion of oils to metallic parts. Lubricant additives are used in oils, fluids and greases for over-the-road and off-highway vehicles, aircraft, power tools and marine, railroad and industrial equipment and machinery requiring lubrication, thereby extending equipment life. Lubricant additives are used in meeting government regulations and original equipment manufacturers' specifications and standards, including improving fuel economy.

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

FUEL ADDITIVES PRODUCTS
   Fuel additives increase the quality of gasolines and diesel fuel by raising the level of octane and cetane, respectively, retaining the quality of fuel over time, maintaining engine cleanliness, protecting metals, reducing friction and wear and lowering emissions. Fuel additives are used by refiners to meet regulations and standards, including those reducing exhaust emissions. Additives also are used in fuels for over-the-road and off-highway vehicles, piston and jet aircraft, as well as railroad, marine and other gasoline, diesel or synfuel powered engines and also in home heating oil.
  Fuel additives include lead and manganese antiknock compounds to increase octane and prevent power loss due to early or late combustion (engine knock) in gasoline engines; cetane improvers to improve the combustion properties and power delivery of diesel fuels; amine stabilizers and hindered phenolic antioxidants to prevent thermal degradation during storage and transport; corrosion inhibitors to prevent failures during fuel storage and pumping;
cold flow improvers to enhance diesel fuel pumping under cold-weather conditions; detergent packages to keep carbon deposits from forming on fuel injectors, intake valves, carburetors and combustion chambers; dyes for fuel identification and leak detection; lubricity agents; and a conductivity modifier to neutralize static charge build-up in fuel and products for home heating oils. The Company also markets Greenburn (TM), an environmentally friendly line of proprietary products designed for the diesel fuel, home heating oil and power generation fuel markets worldwide. Greenburn (TM) products contain HITEC (R) 3000 performance additive.
   Lead antiknock compounds, sold to petroleum refiners in many countries around the world, remain one of the Company's largest product lines. The Company's sales comprise approximately one-third of the world's market for lead antiknock compounds.
   Lead antiknock compounds have been subject to regulation restricting the amount of the product that can be used in motor gasoline. These regulations began in the United States in the 1970s and have slowly spread to other countries. Today, the use of lead antiknock compounds for motor gasoline has been eliminated in the U.S. and Canada though use in certain other applications continues in these countries. As the Company has forecast and planned, the market for lead antiknock compounds continues to decline as the use of unleaded gasoline grows and regulations limit use in leaded gasoline.
   The Company also sells a manganese-based antiknock compound, HITEC (R) 3000 performance additive ("MMT"), which is used in leaded and conventional unleaded gasoline. The compounds are manufactured by Albemarle under a long-term supply contract with Ethyl. MMT has been used in Canadian unleaded gasoline for nearly 21 years.

RAW MATERIALS
Major raw materials used by the Company include process oil, polybutene, alcohols (including 2-ethyl-1-hexanol), antioxidants and phenates, as well as electricity and natural gas as fuels, which are purchased or provided under supply contracts at prices the Company believes are competitive.

PRODUCT DEVELOPMENTS
The market for lubricant additives has been experiencing significant changes as a result of market and regulatory demands. The demands for better fuel economy, reduced emissions and cleaner oils have led to new equipment design and more stringent performance requirements. Such requirements mean reformulation of many products, new product development and more product qualification tests.
   Recent product developments include formulated additive packages meeting new industry specifications for passenger car motor oils, gear oils, and gasoline protecting intake valve systems. In 1996 Ethyl also developed several new fuel additive products including: a new gasoline performance additive for global markets, a new premium diesel performance additive for North American markets and a new lubricity additive for Europe and the Far East to support the rapid introduction of low sulfur diesel fuels in these regions. New automotive gear additives have been developed to enable Ethyl to expand its position in world markets. In addition, Ethyl has grown its participation in the European crankcase additive market launching new products specifically designed to meet the requirements of the Association des Constructeurs Europeens d' Automobiles ("ACEA") specifications.
   These developments are part of the Company's major ongoing effort to expand and improve its product lines and expand geographic distribution of its petroleum additive products. As part of this effort, the Company has initiated a product line review and integration process in order to take full advantage of the technology obtained through the acquisition of the worldwide lubricant additives business of Texaco. That product line integration process is continuing.
   To maintain and enhance a responsive worldwide product supply network for its petroleum additives, the Company has constructed major new manufacturing capacity for some products and expanded manufacturing capacity for other products. Some of the new capacity replaced contract production of products by Amoco Petroleum Additives Company. Certain of the new, more efficient facilities began operations in late 1994 at Sauget, Illinois, and Natchez, Mississippi, while others began operations in early 1995 at Houston, Texas, and Feluy, Belgium. Additional new and replacement capacity, as well as ceasing production at and mothballing certain facilities with excess capacity for certain products, is currently underway as part of the Company's ongoing facilities rationalization plan.

ENVIRONMENTAL CONSIDERATIONS
The Company maintains and operates manufacturing and distribution facilities and equipment used in the petroleum additives business. These are subject to environmental risks and regulations, which are discussed more fully in Management's Discussion and Analysis under the heading "Environmental Matters."

RESEARCH AND DEVELOPMENT
The Company's research and development activities are focused on supporting customers by providing products, performance data, and other technical services. With the trend for oil companies to reduce their in-house research capabilities, there is a growing reliance on the additive suppliers to perform the majority of the technical work. In addition, there is an increasing demand from governments and the original equipment manufacturers for products that meet more stringent performance specifications. Research, development and testing staff also participate in testing of existing products as well as activities related to cost reduction, quality improvement and environmental studies.
   Within this environment, Ethyl's scientists, engineers and technicians have used the Company's state-of-the-art R&D facilities to perform their research, development and testing activities. As a result, Ethyl research has elevated several of the Company's additive technologies to leading-edge status.
   The acquisition of the worldwide lubricant additives business of Texaco added a number of significant patents to the Company's lubricant additives technology base. Since the acquisition, considerable effort has been focused on combining the R&D activities, technologies and product lines of the two companies. Significant synergy has been achieved from the consolidated R&D operation. Further work is planned in 1997 to complete the merging together of product formulations to optimize manufacturing operations.
   On a consolidated basis, including prior-year operations spun off, the Company spent approximately $72 million, $77 million and $83 million in 1996, 1995 and 1994, respectively, on research, development and testing expenses, of which approximately $47 million, $54 million and $50 million in 1996, 1995 and 1994, respectively, qualified as research and development expense under the technical accounting definition. Substantially all of research and development activities were sponsored by the Company. Most of the research and development expense was related to the Company's petroleum additives and, prior to the spin-off of Albemarle, to the Company's petroleum additives and specialty chemicals.

PATENTS
The Company owns over 1,000 active United States and foreign patents with approximately 400 patents pending. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is considered to be adequate for the conduct of its business.

FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
The Company's operations, as of December 31, 1996, are in petroleum additives. Geographic area information for the Company's operations for the three years ended December 31, 1996, is presented in Management's Discussion and Analysis on pages 22 through 24 (and the related notes on page 23).

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 1996, is set forth in the Geographic Table and the related introduction and discussion on pages 22 through 24, and in Notes 1 and 5 of the Notes to Financial Statements on pages 30, 31 and 34. See also information concerning the Company's foreign lead antiknock compounds business under "Description Of Business" above, as well as in Management's Discussion and Analysis under the heading "Information About Significant Product Lines."

Item 2. PROPERTIES
The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

LOCATION                        PRINCIPAL OPERATIONS
Bracknell, Berkshire, England   Research, development and testing activities
Feluy, Belgium                  Production of lubricant additives and blends
Gent, Belgium                   Production of lubricant additives and blends
Houston, Texas                  Production of lubricant additive dispersants and blends and other petroleum additives
Natchez, Mississippi            Production of lubricant additives, mainly detergents
Orangeburg, South Carolina      Production of fuel additives, including diesel fuel cetane improver (leased land)
Port Arthur, Texas              Production of lubricant additives
Richmond, Virginia              Research, development and testing activities
Rio de Janeiro, Brazil          Production of lubricant additives and blends
Sarnia, Ontario, Canada         Blending of lubricant additives and production of diesel fuel cetane improver
Sauget, Illinois                Production of lubricant additives, including detergents, dispersants, antioxidants, antiwear agents, crankcase packages, transmission and gear packages and friction reducers

   The Company receives lead antiknock compounds under a long-term supply agreement with Octel, as discussed on pages 19 and 20. The Company receives its MMT under a long-term supply agreement with Albemarle, as discussed on page 20.
   The Company receives its olefin copolymer ("OCP") viscosity index improver under a long-term supply agreement with DSM Copolymer, Inc. The Company also is obtaining liquid OCP viscosity index improver under a supply agreement with Mi Chang Oil Ind. Co., Ltd. in Ulsan, Korea, which receives solid OCP viscosity index improver from DSM Copolymer, Inc.
   The Company is obtaining lubricant additives, including crankcase packages and certain components, under a supply agreement with a subsidiary of Mitsubishi Kasei Corporation from its petroleum additives plant in Yokkaichi, Japan.
   The Company also receives certain miscellaneous products under various term supply contracts.
   The Company has selectively replaced manufacturing capacity of Amoco's Wood River, Illinois, lubricant and fuel additives plant from which the Company received products under a supply agreement that ended June 30, 1995. The new and more efficient replacement facilities started up in late 1994 at Sauget, Illinois, and Natchez, Mississippi, and early 1995 at Houston, Texas, and Feluy, Belgium. Construction of additional new capacity and replacement capacity, as well as ceasing production at and mothballing certain facilities with excess capacity for certain products, is currently underway as part of the Company's ongoing facilities rationalization plan.
   The Company believes that its plants, including approved expansions, as well as contract manufacturing under long-term supply agreements, are more than adequate to meet projected sales levels. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.
   The Company owns its corporate headquarters offices in Richmond, Virginia, and its regional offices in Bracknell, Berkshire, England. The Company leases its regional offices in Brussels, Belgium; Mississauga, Ontario, Canada; Sydney, Australia; Singapore; Tokyo, Japan; and Coral Gables, Florida, as well as various sales and other offices.

Item 3. LEGAL PROCEEDINGS
The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and product liability litigation. While it is not possible to predict or determine the outcome of such pending proceedings, in the Company's opinion, they are not expected ultimately to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no issues or matters submitted to a vote of security holders during the fourth quarter of 1996.






PART II
Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS The Company's common stock is traded primarily on the New York Stock Exchange under the symbol EY. The reported high and low prices by quarters for the years 1996 and 1995 are shown in the following table.

                                                     1996            1995
------------------------------------------------------------------------------
                                                High   Low      High     Low
------------------------------------------------------------------------------
First Quarter                                  13     9 5/8   11        9 1/2
Second Quarter                                 10 7/8 9 5/8   12  3/8  10 1/4
Third Quarter                                  10     8 3/8   11 13/16 10 5/8
Fourth Quarter                                  9 3/4 8 1/4   13  1/8  10 7/8
------------------------------------------------------------------------------

   Ethyl's current quarterly common stock dividend rate is $.125 per share or $.50 on an annual basis. Equity per common share at December 31, 1996 was $3.71 which reflects an increase of about 7% from $3.46 at December 31, 1995.
   There were 118,443,835 shares of common stock held by 12,606 shareholders of record as of December 31, 1996, compared to 118,443,835 shares of common stock held by 13,079 shareholders of record as of December 31, 1995.

Item 6. SELECTED FINANCIAL DATA
The information required for the five years ended December 31, 1996, is contained in the Five Year Summary on pages 47 and 48.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Ethyl Corporation is a developer, manufacturer and blender of performance-enhancing and environmentally beneficial fuel and lubricant additives marketed worldwide to refiners and others who sell petroleum products for use in transportation and industrial equipment in the United States and in other countries around the world. The following Financial Review includes a discussion of the accounts and operations of the Company and certain actions taken by Ethyl Corporation that affect them.

1996 FINANCIAL REVIEW
One of the most recent actions was the Company's acquisition of the worldwide lubricant additives business of Texaco Inc. ("Texaco") on February 29, 1996. The acquisition enhances the Company's already established ability to serve its customers with products meeting high specifications, and adds both a new additives product line (viscosity index improvers) and additional presence in Europe, Latin America and the Far East. The results of the acquired business are included in the consolidated results since that date.
   The actions taken also include the September 15, 1994, sale of its wholly owned pharmaceuticals subsidiary, Whitby, Inc. ("Whitby"). Earlier in the year, at the close of business on February 28, 1994, the Company also completed the tax-free spin-off of its wholly owned subsidiary, Albemarle Corporation ("Albemarle"), which included the operations of the olefins and derivatives, bromine chemicals and specialty chemicals businesses. The completion of these transactions places the Company solely in the petroleum additives business. The results of both Whitby and Albemarle are included in the consolidated results through those dates.
   In addition to the consolidated information discussed for 1996 versus 1995 and 1995 versus 1994, PRO FORMA information is also provided to illustrate the Company's results as if the operations of the worldwide lubricant additives business of Texaco had been included in the Company's operations for the full year in both 1996 and 1995 (see Note 2 of Notes to Financial Statements on page 32). PRO FORMA information is also being provided to illustrate the Company's 1994 results without the results of the businesses spun-off as Albemarle Corporation (see Note 3 of Notes to Financial Statements on page
33).

RESULTS OF OPERATIONS
1996 COMPARED TO 1995
NET SALES
Net sales for 1996 amounted to $1,149.7 million, an increase of $189.2 million (20%) from $960.5 million in 1995. The increase in net sales was due to higher shipments ($222.2 million), primarily reflecting the inclusion of ten months operations of the worldwide lubricant additives business acquired from Texaco. This was partially offset by the impact ($33 million) of lower selling prices and an unfavorable foreign exchange effect.
   The overall increase in revenues primarily reflected higher shipments of lubricant additives, partially offset by lower selling prices for these products, and higher shipments and selling prices of certain nonlead fuel additives. Antiknock revenues were lower due to lower shipments of lead antiknocks, partly offset by higher selling prices for these products and higher shipments of HITEC (R) 3000 performance additive ("MMT"). Other refinery fuel additives revenues decreased slightly due to lower selling prices.

COSTS AND EXPENSES
Cost of goods sold in 1996 of $804.6 million increased $168.5 million (27%) from $636.1 million in 1995. The overall increase was primarily due to higher shipments ($188.3 million) primarily reflecting the inclusion of ten months operations of the worldwide lubricant additives business acquired from Texaco. The increase in cost of goods sold in 1996 was partially offset by certain lower costs ($19.8 million), including lower shipments of lead antiknocks and lower per unit raw material costs. Also impacting the 1996 increase over 1995 cost of goods sold were certain nonrecurring costs in 1995, including costs associated with the mid-year 1995 shutdown of operations at a contract manufacturing site, the start-up of certain lubricant additives facilities, the April 1995 strike at the Feluy, Belgium, manufacturing plant and the Company's fourth quarter 1995 decision to terminate a supply contract early.
   Average raw materials costs per unit decreased in 1996 from 1995, and included the benefit of management actively reducing the number of raw materials suppliers and improving its volume purchasing practices. Average energy costs were largely unchanged, as lower electricity and steam costs were substantially offset by higher natural gas prices.

   Gross profit for 1996 amounted to $345 million, an increase of $20.6 million (6%) from $324.4 in 1995. However, gross profit as a percent of sales decreased to 30.0% in 1996 from 33.8% in 1995, mainly reflecting lower margins due to continued soft market conditions in lubricant additives, and a change in the Company's overall product mix reflecting an increase in the extent to which sales and profits come from lubricant additives and other nonlead fuel additives.
   The Company's continuing application of strict cost controls resulted in selling, general and administrative expenses combined with research, development and testing expenses decreasing $1.9 million (1%) to $175.3 million in 1996 from $177.2 million in 1995. The decrease primarily results from a general reduction in research, development and testing expenses, and also largely reflects the synergistic benefit of the lubricant additives acquisition and higher utilization of the Company's research laboratory, partially offset by higher expenses related to marketing activities for MMT. Continuing cost controls combined with increased sales have resulted in selling, general and administrative expenses combined with research, development and testing expenses as a percentage of sales, decreasing to 15.3% during 1996 from 18.5% during 1995.

OPERATING PROFIT
Operating profit in 1996 was $169.7 million, an increase of $27.3 million (19%) from $142.4 million in 1995. Most of the increase resulted from the profit contribution of the acquired lubricant additives business as well as the absence of the 1995 special charge provision of $4.75 million for a legal settlement and certain other nonrecurring 1995 charges. These increases were offset in part by expected lower operating profit from lead antiknocks, lower lubricant additives margins in the 1996 period reflecting soft market conditions, and lower margins reflecting changes to the Company's overall product mix (reflecting an increase in the extent to which profits come from lubricant additives and other nonlead fuel additives), as well as an unfavorable foreign currency variance. Further discussion of the lead antiknock profit contribution is covered later under the heading "Information About Significant Product Lines."

INTEREST AND FINANCING EXPENSES
Interest and financing expenses in 1996 decreased 10% to $24.3 million from $26.8 million in 1995. The $2.5 million decline reflects $7.3 million lower interest cost from lower average interest rates, as a result of replacing a $200 million, 9.8% note on September 15, 1995, with lower cost variable-rate debt and a $1.2 million reduction in other fees. This was mostly offset by $4.4 million higher interest expense from an increase in average debt outstanding, reflecting the effect of funds used to finance the lubricant additives acquisition, and a $1.6 million reduction in interest costs capitalized in the 1996 period.

OTHER INCOME, NET
Other income, net, decreased to $0.4 million in 1996 from $0.6 million in the 1995 period. The decrease reflects lower interest income on short-term securities and changes in a number of other nonoperating items, none of which are material in either period.

INCOME TAXES
Income taxes in 1996 were $52.8 million, an increase of 25% from $42.2 million in 1995, primarily due to a 25% increase in income before income taxes. The effective income tax rate was 36.2% in 1996 versus 36.3% in 1995. (See Note 17 of Notes to Financial Statements on page 40 for details of effective income tax rates.)

1995 COMPARED TO 1994
NET SALES
Net sales for 1995 were $960.5 million, down from $1,174.1 million in 1994. The reduction in net sales resulted primarily from the absence of Albemarle sales in 1995 versus two months of Albemarle sales included in 1994.
   Net sales for 1995 of $960.5 million were down about $58.5 million (6%) from PRO FORMA (excluding Albemarle) net sales of $1,019 million in 1994. The decrease from PRO FORMA net sales primarily reflected the absence of pharmaceutical sales during 1995 versus $48.7 million of sales in 1994 prior to the sale of this business on September 15, 1994, as well as $9.8 million lower sales revenue from the petroleum additives business.
   The lower petroleum additives revenues were due to lower shipments ($60.7 million), largely offset by the impact of higher selling prices ($50.8 million). The decrease in shipments reflected lower shipments of antiknocks, lubricant additives and certain other fuel additives, partly offset by increased shipments of other refinery fuel additives. Lead antiknock sales were slightly lower than the prior year, but the effect of lower shipments was nearly offset by higher selling prices, while sales of certain other fuel additives were well behind the prior year. Lubricant additives sales were about even with the prior year, while sales of other refinery fuel additives improved in 1995 from the prior year.

COSTS AND EXPENSES
Cost of goods sold in 1995 decreased to $636.1 million from $776.5 million in 1994. The decline in aggregate cost of goods sold occurred primarily because of the absence of Albemarle costs during 1995 versus the inclusion of two months of Albemarle cost of goods sold in 1994.
   Cost of goods sold in 1995 of $636.1 million was down about $21.3 million (3%) from 1994 PRO FORMA cost of goods sold of $657.4 million. The decrease reflected primarily the absence of pharmaceutical cost of sales during 1995 versus about $16.6 million in the 1994 period prior to the sale of this business, and also about $4.7 million lower petroleum additives business cost of goods sold. The lower petroleum additives business cost of goods sold reflects lower shipments ($35.3 million), primarily of antiknocks, lubricant additives and other fuel additives, largely offset by higher costs ($30.6 million). The higher costs include expenses reflecting the Company's fourth-quarter 1995 decision to terminate a supply contract early, the costs associated with the mid-year shutdown of operations at a contract manufacturing site, costs of a strike at the Feluy plant, and higher per-unit raw material costs, partly offset by the lower costs associated with starting up the completed facilities at several plants (about $4.8 million in 1995 versus about $7.7 million in 1994).
   Average raw materials costs increased slightly in 1995 over PRO FORMA 1994 due to higher costs of purchased components and to foreign exchange. Average energy costs were largely unchanged, as lower electricity and steam costs were substantially offset by higher natural gas prices.
   As a result of a 6% decrease in 1995 net sales from 1994 PRO FORMA net sales and a 3% decrease in 1995 cost of goods sold from 1994 PRO FORMA cost of goods sold, the gross profit margin decreased to 33.8% in the 1995 period from 35.5% in the 1994 period. However, excluding the impact of the pharmaceuticals business in 1994, the gross profit margin would have been 34% in the 1994 period.
   Selling, general and administrative expenses combined with research, development and testing expenses decreased to $177.2 million in 1995 from $227.1 million in 1994. The decline reflects the absence of Albemarle and pharmaceuticals expenses in 1995 versus their inclusion in 1994.
   Selling, general and administrative expenses combined with research, development and testing expenses in 1995 of $177.2 million were down $26.8 million (13%) from PRO FORMA 1994 expenses of $204 million. The decrease reflects primarily the absence of expenses of Whitby during 1995 versus about $31.1 million in expenses during 1994 prior to the sale of the pharmaceuticals business in September 1994, partially offset by a $4.3 million increase in petroleum additives expenses. This increase was primarily due to higher research, development and testing expenses largely related to MMT approval activities and higher salaries and benefits costs, partly offset by lower outside consulting costs in 1995 and the 1994 charges related to closing certain research facilities and certain organizational expenses. As a percentage of net sales, selling, general and administrative expenses combined with research, development and testing expenses decreased to 18.5% in 1995 from 20% on a PRO FORMA basis in 1994.

SPECIAL CHARGES
The $4.75 million special charge in 1995 ($4.1 million after income taxes, or $.04 a share) reflects a provision for a legal settlement by an Ethyl subsidiary with the civil division of the U.S. Department of Justice. (The settlement was signed in March 1996.) The $2.7 million of special items in 1994 ($1.7 million after income taxes, or $.01 a share) consists of an $8 million provision for future environmental remediation and $2.7 million of other nonrecurring charges, largely offset by an $8 million gain on the settlement of a lawsuit.

OPERATING PROFIT
Operating profit in 1995 was approximately 15% lower than during 1994, which included two months operating profit of Albemarle. Operating profit in 1995 of $142.4 million was $12.5 million (8%) lower than 1994 PRO FORMA operating profit of $154.9 million. The decrease resulted from lower shipments (approximately $25.4 million) partly offset by higher margins in antiknocks. Lower operating profit in lubricant additives largely reflected lower shipments and flat margins, while other fuel additives results reflected lower shipments and lower margins. This was partly offset by higher operating profits in refinery fuel additives due to higher shipments and margins, while antiknock operating profit was essentially even with the prior year. Higher research, development and testing expenses in lubricant and certain fuel additives also contributed to the lower margins.

INTEREST AND FINANCING EXPENSES
Interest and financing expenses in 1995 increased slightly from the 1994 period reflecting a lower amount of interest capitalized substantially offset by the absence in 1995 of interest included in 1994 for two months on debt transferred to Albemarle. Interest and financing expenses in 1995 of $26.8 million increased $4.3 million (19%) over 1994 PRO FORMA interest and financing expenses of $22.5 million. The increase was primarily due to a lower amount of interest capitalized in 1995 ($5.7 million) and a higher average interest rate ($0.6 million), which were partly offset by the impact of a lower average amount of long-term debt outstanding during the 1995 period ($2 million).

OTHER (INCOME) EXPENSE, NET
Other (income) expense, net, was $0.6 million income in 1995 versus $1.2 million in expense in 1994. On a PRO FORMA basis, other expense would have been $1.8 million in 1994. The $2.4 million increase in other income in 1995 from the 1994 PRO FORMA reflects $0.8 million in additional interest income from greater amounts invested in short-term securities in 1995 than in the 1994 period, as well as a net increase in income from various nonoperating items, none of which was individually material.

INCOME TAXES
Income taxes in the 1995 period were $42.2 million, down about 3% from $43.4 million in 1994 on income before income taxes that decreased almost 18% from the prior year, largely reflecting an increase over the unusually low effective tax rate in 1994 (36.3% in 1995 versus 30.7% in 1994). Income taxes in 1995 increased 8% from PRO FORMA income taxes of $39.2 million in 1994, in spite of an 11% decrease in income before income taxes due to an increase over the previously mentioned unusually low effective income tax rate in 1994 (36.3% in 1995 versus 30% in 1994). The 1994 effective tax rate was unusually low, largely reflecting the tax benefit on the sale of Ethyl's pharmaceuticals subsidiary, Whitby, Inc., which had a higher tax basis than book basis.

INFORMATION ABOUT SIGNIFICANT PRODUCT LINES
Lead antiknock compounds, which are sold worldwide to petroleum refiners, remain one of the Company's largest product lines. The Company estimates that it accounts for approximately one-third of the total worldwide sales of lead antiknock compounds.
   Lead antiknock compounds have been subject to regulation restricting the amount of the product that can be used in motor gasoline. These regulations began in the United States in the 1970s and have slowly spread to other countries. Today, the use of lead antiknock compounds for motor gasoline has been eliminated in the U.S. and Canada though use in certain other applications continues in these countries. As the Company has forecast and planned, the market for lead antiknock compounds continues to decline as the use of unleaded gasoline grows and regulations limit use in leaded gasoline.
   On a consolidated basis, including prior year operations of spun-off businesses of Albemarle for the two months in 1994 while they were part of Ethyl, the contribution of lead antiknock compounds to the Company's net sales was about 20% in 1996, 26% in 1995 and 22% in 1994. On the same basis, the lead antiknock profit contribution to the Company's consolidated operating profit, excluding allocation of corporate expenses, is estimated to have been approximately 59% in 1996, 74% in 1995 and 56% in 1994.
   In recent years, the Company generally has been able to largely offset a continuing decline in shipments of lead antiknock compounds with higher margins due primarily to increases in selling prices, although in 1996 the increases in selling prices were not enough to offset the effect of decreased shipments. Further decline in the use of lead antiknocks will adversely affect such sales and profit contributions unless the Company can offset such declines with increased margins.
   The Company has an agreement with The Associated Octel Company Limited ("Octel") of London, England, under which Octel allocates a portion of its production capacity of lead antiknock compounds to the Company for sale and distribution through the Company's worldwide network, and as a result, the Company has discontinued production of lead antiknock compounds. The Company had previously produced some of its lead antiknock compounds at its subsidiary's Canadian plant, and prior to July 1994, the Company obtained additional quantities under a supply agreement with E.I. DuPont de Nemours & Company. The Octel agreement continues as long as the Company determines that a market continues to exist for lead antiknock compounds. Under the agreement with Octel, which is cancelable at the Company's option with no minimum purchase obligations, the Company has the right to purchase from Octel antiknock compounds which the Company estimates will be sufficient to cover its needs in any contract year. Purchases are at a fixed price per pound with periodic escalations and adjustments.

   In addition to the supply agreement, Octel and the Company have agreed that Ethyl will distribute for Octel any of its lead antiknock compounds that are shipped in bulk in ocean-going vessels.
   The Company believes the agreements with Octel will assure the Company of an ongoing efficient source of supply for lead antiknock compounds as the worldwide demand for these products continues to decline. The absence of antiknock manufacturing operations and the entry into the Octel supply agreement has not adversely affected its relations with its customers, and the Company does not anticipate these changes will have a material effect on its future results of operations. The Company and Octel continue to compete vigorously in sales and marketing of lead antiknock compounds.
   The Company also sells manganese-based antiknock compounds, HITEC (R) 3000 performance additive ("MMT"), which are used in leaded and conventional unleaded gasoline. The compounds are manufactured by Albemarle under a long-term supply contract with Ethyl. MMT has been used in Canadian unleaded gasoline for nearly 21 years.
   On October 20, 1995, the United States Court of Appeals for the District of Columbia Circuit unanimously ordered the EPA to register MMT for use in conventional unleaded gasoline retroactively to November 30, 1993, the date on which the EPA determined that Ethyl's waiver application satisfied all applicable Clean Air Act standards. In addition, the Court confirmed during the proceedings that if the EPA continues to have health concerns with reference to the product, the Clean Air Act provides adequate provisions in which to address these issues. This decision eliminated the last legal hurdle to commercial introduction of the product in the U.S.
   Accordingly, in late December 1995, Ethyl began the sale of MMT to the U.S. refining industry. Sales of MMT increased in 1996, but it is not practical to determine with certainty the degree to which sales of MMT may increase in 1997 or future years in the U.S. or other countries.
   On February 15, 1996, the Environmental Defense Fund ("EDF") initiated a campaign, using distortions and half-truths, to try to prevent refiners from using MMT in the U.S. The Company will continue to aggressively defend MMT against this or any similar campaign which attempts to handicap the marketing of this product.
   In Canada, legislation was introduced in May 1995 in the Canadian Parliament to restrict the interprovincial transport of MMT in Canada as well as the import of MMT into Canada. When Parliament adjourned in mid-December 1995, the legislation had not passed the House of Commons. In April 1996 the legislation was reintroduced, and it passed the House of Commons in December 1996. It was introduced into the Senate in December 1996, and it remains pending before the Senate.
   On September 10, 1996, the Company served notice of intent on the Canadian government that the Company intends to file a claim against the Canadian government for damages under an arbitration provision of the North American Free Trade Agreement ("NAFTA"). The NAFTA allows a company to bring before an arbitration panel claims against NAFTA governments for alleged violations of their obligations toward foreign investors covered by the Treaty. The Company's management contends the proposed legislation violates Canada's obligations relating to the national treatment, performance and expropriation provisions of the NAFTA which would cause a significant impact on the Company's investment in Ethyl Canada, the Toronto-based subsidiary of Ethyl. The Company continues to monitor the situation in Canada and to review its options.

FINANCIAL CONDITION AND LIQUIDITY
CASH AND CASH EQUIVALENTS
Cash provided from operating activities grew to $185.2 million in 1996, an increase of about 24% from $149.3 million in 1995. The Company's strong cash flows were more than sufficient to cover operating activities during 1996. Cash flows from 1996 operating activities of $185.2 million, supplemented by $9.9 million from cash on hand and additional long-term debt of only $29 million under the revolving credit agreement, were used to finance the acquisition of the worldwide lubricant additives business from Texaco in February for a purchase price of $134.3 million, as well as to cover capital expenditures of $29.4 million and cash dividends to shareholders of $59.2 million. Therefore, excluding the additional debt used to fund the Texaco additives acquisition, Ethyl's strong cash flows enabled the Company to reduce long-term debt by about $105.3 million in 1996.
   Cash and cash equivalents at December 31, 1996, were about $20.1 million, which represents a decrease of about $9.9 million from $30.0 million at year-end 1995, which itself represented a decrease of about $1.2 million from $31.2 million at year-end 1994.

   Cash flows from 1995 operating activities of $149.3 million, supplemented by $1.2 million from cash on hand, were used primarily to provide funds for capital expenditures of $44.8 million, to pay cash dividends to shareholders totalling $59.2 million and to reduce long-term debt by $47 million.
   Management anticipates that the strong cash flow provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations (including reducing long-term debt), make dividend payments to shareholders and take advantage of other opportunities.

LONG-TERM DEBT
The noncurrent portion of Ethyl's long-term debt amounted to $325.5 million at December 31, 1996, compared to about $303.0 million at December 31, 1995. The Company also has a contingent note associated with the acquisition of the worldwide lubricant additives business of Texaco of up to $60 million. The actual amount due on the contingent note will be determined using an agreed upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company's long-term debt as a percent of total capitalization was 42.5% at December 31, 1996, excluding the effect of the contingent note, unchanged from 42.5% at December 31, 1995. The Company targets a range of 30% to 50% for its long-term debt ratio, and currently intends to continue to utilize its strong cash flows to reduce long-term debt outstanding.
   The Company's capital spending program over the next three to five years is expected to be higher than in 1996. Capital spending for environmental and safety projects on nonplant expansion and replacement related construction will likely increase from current levels, largely reflecting the acquisition of the lubricant additives business from Texaco and the related plant rationalization plans. The capital spending will be financed primarily with cash provided from operations. Proceeds from occasional sales of business units or plant sites normally are used to repay long-term debt.
   Ethyl's current interest in acquisitions is primarily within the petroleum additives industry, such as the recent acquisition of Texaco's worldwide lubricant additives business. Acquisitions are normally for cash, and are normally funded through internal and external sources, including the use of existing credit lines and long-term debt. The amount and timing of additional borrowing will depend on the Company's cash requirements. (See Note 11 of Notes to Financial Statements on page 35 for information on unused lines of credit.)

ENVIRONMENTAL MATTERS
The Company is subject to federal, state and local requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. It is the Company's policy to comply with these requirements and to provide workplaces that are safe, healthful and environmentally sound for employees and that will not adversely affect the safety, health or environment of communities in which Ethyl does business. The Company believes that as a general matter, its policies, practices and procedures are properly designed to prevent any unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business.
   To the best of the Company's knowledge, Ethyl currently is complying with, and expects to continue to comply in every material respect with, all existing environmental laws, regulations, statutes and ordinances, including the Clean Air Act Amendment of 1990, even though compliance with government pollution-abatement and safety regulations usually increases operating costs and requires remediation costs and investment of capital that, in some cases, produces no monetary return. Such compliance with federal, state, local and foreign environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon the Company's financial position.
   Consolidated environmental operating and remediation costs charged to expense were approximately $18 million in 1996, $20 million in 1995 and $31 million in 1994 (excluding depreciation of previous capital expenditures). Excluding the two months Albemarle cost included in 1994, operating and remediation costs were approximately $24 million (which includes the $8 million environmental special charge) in 1994.
   Environmental operating and remediation costs are expected to be somewhat higher in the next few years than in 1996. The ongoing cost of operations was about $15 million in 1996, while 1995 and 1994 amounted to $14 million and $11 million, respectively, excluding Albemarle in 1994, with the balance representing remediation and monitoring costs incurred or accrued.
   Consolidated capital expenditures for pollution prevention and safety projects, including such costs that are included in other projects, were approximately $7 million in 1996 versus $4 million in 1995 and $16 million in 1994. For each of the next few years, capital expenditures for these types of projects are likely to range from about $3-$5 million.

   Management's estimates of the effects of compliance with governmental pollution prevention and safety regulations are subject to (1) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, (2) uncertainty as to whether anticipated solutions to pollution problems will be successful or whether additional expenditures may prove necessary and (3) the possibility that emerging technology will change remediation methods and reduce remediation and monitoring costs.
   Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a Potentially Responsible Party ("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. For sites where Ethyl has been named a PRP, in all but two cases, the Company has been able to demonstrate it is only a de minimis participant (defined as actual or estimated cost being less than $50,000) or a minor participant (defined as actual or estimated cost being less than $300,000). Further, almost all such sites, including the two largest, represent environmental issues that are quite mature. They have been investigated, studied and, in many cases, including the two largest, the remediation methodology and the proportionate shares of each PRP have been established. The financial viability of the other PRPs is reasonably assured. Therefore, point estimates for remediation and monitoring costs had been accrued previously, and some or all of the remediation has been completed. At some sites where remediation is not complete, including one of the largest, the remediation and monitoring probably will continue for extended periods of time.
   In de minimis PRP matters and in some minor PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies.
   In PRP matters other than those that are de minimis or minor, the Company's records indicate that unresolved exposures are not material individually or in the aggregate to Ethyl's financial position or results of operations.
   The Company reviews the status of significant existing or potential environmental issues, including PRP matters, accrues and expenses its proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14, as clarified by AICPA Statement of Position 96 - 1, and adjusts reserves, as appropriate, on the basis of additional information. The total gross liabilities accrued at December 31, 1996 and 1995, were approximately $41.2 million and $41.6 million, respectively, with insurance recoveries expected for a significant portion of the amounts. In addition, the Company has contingent liabilities for environmental remediation costs associated with past operations. Management expects accrued and contingent amounts may be reduced as emerging technologies are proved to be viable. The Company believes that the cost of remediation of current sites, which will occur over an extended period of time, will not have a material adverse impact on its consolidated financial position but possibly could have a material effect, when ultimately resolved, on results of operations or liquidity in any quarterly or annual period.

GEOGRAPHIC INFORMATION
INTRODUCTION TO GEOGRAPHIC INFORMATION
The Company's foreign operations, and the manufacturing facilities and laboratories supporting them, are in European, Asian and Latin American countries. The European and Asian countries have stable economies from which repatriation of earnings has been successful. The Company's operations in Latin America are conducted primarily in U.S. dollars, except for the manufacturing operations in Brazil which are conducted in the local currency. Consequently, there is no expectation that the Company will experience significant currency exposures. Also, under current governmental regulations, repatriation of earnings is possible. Sales in other areas are normally paid for through letters of credit or are prepaid. Customer relationships of all foreign operations mainly consist of financially viable governmental organizations and large private companies.
   The Company attempts to limit its exposure to fluctuating foreign currency exchange rates primarily through operational actions. The Company both manufactures for and purchases from certain foreign companies giving it a cost basis to offset its revenue exposures in its foreign operations. The foreign currency exposure risk has historically been relatively low. Since the Company's practice has been to monitor its exposures and keep them at a minimum by maintaining foreign currency assets and liabilities in approximate balance, using external hedging transactions has not been utilized recently.

The following table includes the results and accounts of the lubricant additives business of Texaco Inc. since its acquisition on February 29, 1996, and the businesses spun off as Albemarle Corporation through the spin-off date at the close of business on February 28, 1994.

GEOGRAPHIC AREAS

(In Thousands Except Per-Share Amounts)
                                                     1996      1995         1994          1993         1992
------------------------------------------------------------------------------------------------------------
Net sales:
  Domestic unaffiliated:
    United States                                $  453,488 $ 361,751   $  502,427   $  969,438   $  829,432
    Export                                          213,869   178,485      217,067      338,944      352,596
 Transfers to foreign affiliates                    188,621   221,159      210,884      258,966      270,887
 Foreign unaffiliated                               482,294   420,214      454,592      630,008      510,554
 Elimination of transfers                          (188,621) (221,159)    (210,884)    (258,966)    (270,887)
                                                  ---------  --------    ---------    ---------    ---------
   Total (a)                                     $1,149,651 $ 960,450   $1,174,086   $1,938,390   $1,692,582
                                                  =========  ========    =========    =========    =========
Operating profit: (b) (c) (d) (e)
  Domestic                                       $  155,634 $ 134,123   $  149,847   $  161,590   $  174,870
  Foreign                                            38,263    31,947       44,828       42,392       35,068
                                                  ---------  --------    ---------    ---------    ---------
    Subtotal                                        193,897   166,070      194,675      203,982      209,938
  Unallocated expenses                              (24,218)  (23,641)     (26,933)     (36,377)     (36,116)
                                                  ---------  --------    ---------    ---------    ---------
    Operating profit                                169,679   142,429      167,742      167,605      173,822

Interest and financing expenses                     (24,268)  (26,833)     (25,378)     (44,085)     (62,279)
Gain on sale of 20% of First Colony Corporation           -         -            -            -       93,600
Other income (expense), net                             361       580       (1,218)       9,987        1,475
Income before income taxes, extraordinary item,
  cumulative effect of accounting changes and
                                                  ---------  --------    ---------    ---------    ---------
  discontinued insurance operations              $  145,772 $ 116,176   $  141,146   $   33,507   $  206,618
                                                  =========  ========    =========    =========    =========
Identifiable assets:
  Domestic                                       $  698,976 $ 601,854   $  642,814   $1,250,650   $1,155,860
  Foreign                                           283,500   264,973      265,506      628,830      517,390
  Non-operating assets                              112,693   116,960      122,095      129,718      205,648
  Net assets of discontinued insurance operations         -         -            -            -      658,550
                                                  ---------  --------    ---------    ---------    ---------
    Total                                        $1,095,169 $ 983,787   $1,030,415   $2,009,198   $2,537,448
                                                  =========  ========    =========    =========    =========

NOTES TO GEOGRAPHIC AREAS TABLE
(a) Net sales to Texaco Inc. and its worldwide subsidiaries and affiliates amounted to about $125,000 in
    1996, which represents approximately 11% of net sales. No other customer accounted for over 10% of net sales for any period presented.
(b) Operating profit for 1995 includes a net charge of $4,750 ($4,150 after income taxes) for a legal settlement provision.
(c) Operating profit for 1994 includes a net charge of $2,720 ($1,690 after income taxes), including a fourth-quarter environmental remediation provision of $8,000, as well as certain other charges largely offset by an $8,000 benefit from a fourth-quarter  legal settlement.
(d) Operating profit for 1993 includes special charges totalling $36,150 ($22,400 after income taxes) for the write-down of the Canadian subsidiary's plant and other costs of $14,200, costs of a work-force-reduction program in the U.S. and Europe amounting to $7,635 and $14,315 for downsizing costs of Whitby Research,
    Inc., and relocation of employees and other related costs.
(e) Operating profit for 1992 includes a special charge of $9,500 ($6,000 after income taxes) for expenses covering the 1994 relocation of the Petroleum Additives Division's research and development personnel from St. Louis, Missouri, to Richmond, Virginia.


DISCUSSION AND ANALYSIS OF GEOGRAPHIC INFORMATION
Domestic operating profit includes profit from U.S. export sales and profit from sales to foreign affiliates of products that are resold in foreign markets. Intercompany transfers from foreign areas to the United States are not material. Transfers between geographic areas are made at prices intended to reflect arm's-length pricing.
   Net unaffiliated sales of foreign subsidiaries are made primarily in Europe, Canada and the Far East, and through 1995, the Middle East.
   Net unaffiliated sales of foreign subsidiaries of $482.3 million for 1996 increased 15% from $420.2 million for 1995, primarily due to sales of products manufactured by the subsidiaries of the recently acquired lubricant additives business of Texaco in Europe, Latin America and the Far East, partly offset by lower sales of lead antiknocks, primarily to Latin America and the Middle East.
   Net unaffiliated sales of foreign subsidiaries for 1995 decreased 8% from 1994, primarily reflecting inclusion of two months of Albemarle sales in 1994. Net unaffiliated sales of foreign subsidiaries of $420.2 million in 1995 were about 2% higher than PRO FORMA sales of $413.4 million in 1994. The increase was due to higher shipments of lubricant additives from the European subsidiaries to Europe and the Middle East, largely offset by lower shipments of lead antiknocks from Ethyl's Canadian subsidiary, following the discontinuance of lead antiknock production at the Canadian lead antiknock facility in early 1994.
   Export sales from the United States to non-affiliates are made primarily to Latin America, the Middle East, the Far East and Europe.
   Export sales of $213.9 million in 1996 increased 20% from 1995 export sales of $178.5 million, primarily reflecting the sales to the Far East and Latin America associated with the acquired lubricant additives business. Lower sales of antiknocks to Latin America were offset by higher sales to the Middle East and the Far East.
   Export sales decreased 18% in 1995 from 1994, primarily reflecting the inclusion of two months of Albemarle export sales in 1994, as well as lower petroleum additives sales. Export sales of $178.5 million in 1995 decreased 7% from PRO FORMA export sales of $191.5 million in 1994, due to lower shipments of lubricant and fuel additives, primarily to the Far East.
   Foreign operating profit of $38.3 million for 1996 increased 20% from $31.9 million for 1995, primarily due to the profit contributed by the recently acquired lubricant additives business, mainly from business in Europe and Latin America, partially offset by foreign exchange losses in 1996 versus foreign exchange gains in 1995.
   Foreign operating profit for 1995 decreased 29% from $44.8 million for 1994, reflecting lower operating profit from Ethyl's Canadian subsidiary following the discontinuance of lead antiknock production and lower operating profit from Ethyl's European subsidiaries, mainly due to lower operating margins. These were partially offset by the inclusion of two months of operating losses of Albemarle's foreign subsidiaries in 1994. Foreign operating profit in 1995 of $31.9 million was about 32% lower than PRO FORMA foreign operating profit of $47.2 million in 1994. The reduction was due to lower operating profit from Ethyl's Canadian and European subsidiaries, mainly due to lower margins.
   Total assets were $1,095.2 million at the end of 1996 which was an increase of $111.4 million (11%) from the $983.8 million at the end of 1995. Most of the increase was due to accounts receivable, inventory, property, plant and equipment and intangible assets acquired as part of the worldwide lubricant additives business purchased from Texaco in early 1996.
   Total assets were $983.8 million at the end of 1995 which was a decrease of $46.6 million (5%) from the $1,030.4 million at the end of 1994. About $43 million of the decrease was due to lower current assets in the U.S., reflecting lower accounts receivable partly offset by higher inventory.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Introduction to the Consolidated Financial Statements: The Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc. on February 29, 1996. The operating results of this business are included in the Consolidated Financial Statements and related Notes to Financial Statements from March 1, 1996 forward. At the close of business on February 28, 1994, the Company completed the spin-off of its wholly owned subsidiary, Albemarle Corporation ("Albemarle"), in the form of a tax-free stock dividend to Ethyl common shareholders. The operating results of what is now Albemarle are included in the financial statements for the two months ended February 28, 1994. (See Notes 2 and 3 on pages 32 and 33, respectively.)

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except Per-Share Amounts)         Ethyl Corporation & Subsidiaries
Years ended December 31                                         1996       1995          1994
Net sales                                                   $1,149,651   $960,450    $1,174,086
Cost of goods sold                                             804,623    636,056       776,508
                                                              --------   --------    ----------
   Gross profit                                                345,028    324,394       397,578
Selling, general and administrative expenses                   103,626    100,062       144,455
Research, development and testing expenses                      71,723     77,153        82,661
Special charges                                                      -      4,750         2,720
                                                              --------   --------    ----------
   Operating profit                                            169,679    142,429       167,742

Interest and financing expenses                                 24,268     26,833        25,378
Other (income) expense, net                                       (361)      (580)        1,218
                                                              --------   --------    ----------

Income before income taxes                                     145,772    116,176       141,146
Income taxes                                                    52,800     42,213        43,391
                                                              --------   --------    ----------
Net income                                                  $   92,972   $ 73,963    $   97,755
                                                              ========   ========    ==========

Earnings per share                                          $      .78   $    .62    $      .83
                                                              ========   ========    ==========
See accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars Except Share Data)
----------------------------------------------------------------------------
December 31                                               1996        1995
----------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                           $   20,148 $   29,972
   Accounts receivable, less allowance for doubtful
     accounts (1996 - $2,375;  1995 - $2,317)             177,788    169,451
   Inventories:
     Finished goods and work-in-process                   179,322    146,010
     Raw materials                                         21,498     13,285
     Stores, supplies and other                             9,782      6,587
                                                        ---------  ---------
                                                          210,602    165,882

   Deferred income taxes and prepaid expenses              18,627     23,207

                                                        ---------  ---------
     Total current assets                                 427,165    388,512
                                                        ---------  ---------


Property, plant and equipment, at cost                    764,145    713,635
   Less accumulated depreciation and amortization        (333,268)  (285,327)
                                                        ---------  ---------
     Net property, plant and equipment                    430,877    428,308
                                                        ---------  ---------

Other assets and deferred charges                         159,470    151,833
Goodwill and other intangibles - net of amortization       77,657     15,134
                                                        ---------  ---------
Total assets                                           $1,095,169 $  983,787
                                                        =========  =========

See accompanying notes to financial statements.

                                              Ethyl Corporation & Subsidiaries
December 31                                                 1996       1995
Liabilities & shareholders' equity
Current liabilities:
   Accounts payable                                    $   74,939  $  55,903
   Accrued expenses                                        64,167     58,682
   Dividends payable                                       14,806     14,806
   Long-term debt, current portion                          6,701          -
   Income taxes payable                                    20,298     16,379
                                                        ---------   --------
      Total current liabilities                           180,911    145,770
                                                        ---------   --------

Long-term debt                                            325,480    302,973

Other noncurrent liabilities                               84,502     84,171

Deferred income taxes                                      64,376     40,745

Shareholders' equity:
   Common stock ($1 par value)
      Issued - 118,443,835 in 1996 and 1995               118,444    118,444
   Additional paid-in capital                               2,799      2,799
   Foreign currency translation adjustments                (1,888)     2,090
   Retained earnings                                      320,545    286,795
                                                        ---------   --------
                                                          439,900    410,128
                                                        ---------   --------

Total liabilities & shareholders' equity               $1,095,169  $ 983,787
                                                        =========   ========

See accompanying notes to financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands of Dollars Except Share Data)                                     Ethyl Corporation & Subsidiaries
-----------------------------------------------------------------------------------------------------------------
 Years Ended December 31                            1996                    1995                     1994
-----------------------------------------------------------------------------------------------------------------
                                           Shares       Amounts     Shares       Amounts      Shares      Amounts
-----------------------------------------------------------------------------------------------------------------
Common stock
(authorized 400,000,000 shares)
   Beginning balance                     118,443,835   $118,444   118,434,401   $118,434   118,405,287   $118,405
   Issued upon exercise of
      stock options and SARs                       -          -         9,434         10        75,723         76
   Purchased and retired                           -          -             -          -       (46,609)       (47)
                                         -----------    -------   -----------    -------   -----------    -------
   Ending balance                        118,443,835    118,444   118,443,835    118,444   118,434,401    118,434
                                         ===========    -------   ===========    -------   ===========    -------
Additional paid-in capital
   Beginning balance                                      2,799                    2,706                    2,450
   Exercise of stock options and SARs                         -                       93                      858
   Retirement of purchased common stock                       -                        -                     (602)
                                                        -------                  -------                  -------
   Ending balance                                         2,799                    2,799                    2,706
                                                        -------                  -------                  -------

Foreign currency translation adjustments
   Beginning balance                                      2,090                   (2,253)                  (1,757)
   Translation adjustments                               (3,978)                   4,343                    3,647
   Spin-off of Albemarle Corporation                          -                        -                   (4,143)
                                                        -------                  -------                  -------
   Ending balance                                        (1,888)                   2,090                   (2,253)
                                                        -------                  -------                  -------

Retained earnings
   Beginning balance                                    286,795                  272,050                  633,483
   Net income                                            92,972                   73,963                   97,755
   Cash dividends declared:
      First Preferred stock, $6.00 per share                  -                        -                      (12)
      Common stock, $.50 per share                      (59,222)                 (59,218)                 (59,215)
   Dividend of common stock of
      Albemarle Corporation, at book value                    -                        -                 (399,957)
   Redemption of 6% First Preferred stock                     -                        -                       (4)
                                                        -------                  -------                  -------
   Ending balance                                       320,545                  286,795                  272,050
                                                        -------                  -------                  -------


Total shareholders' equity                             $439,900                 $410,128                 $390,937
                                                        =======                  =======                  =======

See accompanying notes to financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)                                              Ethyl Corporation & Subsidiaries
---------------------------------------------------------------------------------------------------------
Years ended December 31                                                      1996       1995       1994
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                           $  29,972 $   31,166 $   48,201
                                                                          --------  ---------  ----------
Cash flows from operating activities:
   Net income                                                               92,972     73,963     97,755
   Adjustments to reconcile income to cash flows from operating activities:
      Depreciation and amortization                                         61,919     49,224     53,983
      Special charges                                                            -      4,750     10,720
      Gain on sale of subsidiary                                                 -          -     (4,150)
      Deferred income taxes                                                  7,860     15,714     10,262
      Changes in assets and liabilities, net of effects from acquisition:
         Decrease (increase) in accounts receivable                         18,710     64,771    (29,701)
         (Increase) decrease in inventories                                 (1,241)   (15,560)     9,166
         Decrease (increase) in prepaid expenses                             5,239     (2,366)    (5,516)
         (Decrease) in accounts payable and accrued expenses                   (78)   (37,948)    (2,621)
         Increase (decrease) in income taxes payable                         2,741     (1,208)    (6,903)
      Other, net                                                            (2,884)    (2,003)   (10,775)
                                                                          --------  ---------  ----------
      Cash provided from operating activities                              185,238    149,337     122,220
                                                                          --------  ---------  ----------

Cash flows from investing activities:
   Capital expenditures                                                    (29,403)   (44,831)   (147,260)
   Acquisition of business (net of $1,245 cash acquired)                  (133,032)         -           -
   Proceeds from sale of subsidiary                                              -          -      60,500
   Other, net                                                               (2,405)       217      (8,234)
                                                                          --------  ---------  ----------
      Cash used in investing activities                                   (164,840)   (44,614)    (94,994)
                                                                          --------  ---------  ----------

Cash flows from financing activities:
   Additional long-term debt                                                29,000    153,000      47,400
   Repayment of long-term debt                                                   -   (200,000)          -
   Cash dividends paid                                                     (59,222)   (59,220)    (62,184)
   Cash and cash equivalents of Albemarle spun off
      as a dividend on February 28, 1994                                         -          -     (29,332)
   Repurchases of capital stock                                                  -          -        (649)
   Other, net                                                                    -        303         504
                                                                          --------  ---------  ----------
      Cash used in financing activities                                    (30,222)  (105,917)    (44,261)
                                                                          --------  ---------  ----------

(Decrease) in cash and cash equivalents                                     (9,824)    (1,194)    (17,035)
                                                                          --------  ---------  ----------
Cash and cash equivalents at end of year                                 $  20,148 $   29,972 $    31,166
                                                                          ========  =========  ==========

See accompanying notes to financial statements.



NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   CONSOLIDATION - The consolidated financial statements include the accounts and operations of Ethyl Corporation and all of its subsidiaries ("the Company"). All significant intercompany accounts and transactions are eliminated in consolidation.
   BASIS OF PRESENTATION - The Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc. ("Texaco") on February 29, 1996. The Consolidated Financial Statements and related Notes to Financial Statements include the results of operation of the Texaco additives business from March 1, 1996 forward. The balance sheet accounts of this business are included in the Consolidated Balance Sheet at December 31, 1996. At the close of business on February 28, 1994, the Company completed the spin-off of its wholly owned subsidiary, Albemarle Corporation ("Albemarle"), in the form of a tax-free stock dividend to Ethyl common shareholders. The operating results of what is now Albemarle are included in the consolidated financial statements and related Notes to Financial Statements for the two months ended February 28, 1994. Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current presentation.
   FOREIGN CURRENCY TRANSLATION - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments (net of deferred income tax liability of $56,000 and income tax benefits of $262,000 and $1,481,000 in 1996, 1995 and 1994, respectively), are reflected as foreign currency translation adjustments in Shareholders' Equity and accordingly have no effect on net income. Transaction adjustments for all foreign subsidiaries are included in income.
   INVENTORIES - Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis for substantially all domestic inventories, and on either the weighted-average cost or first-in, first-out basis for other inventories. Cost elements included in inventories are raw materials, direct labor and manufacturing overhead. Raw materials include purchase and delivery costs. Stores and supplies include purchase costs.
   PROPERTY, PLANT & EQUIPMENT - Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest capitalized on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses therein are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.
   The Company re-evaluates property, plant and equipment based on fair values or undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and it writes down recorded costs of the assets to fair value when recorded costs, prior to impairment, are higher.
   ENVIRONMENTAL COMPLIANCE & REMEDIATION - Environmental compliance costs include the costs of purchasing and/or constructing assets to prevent, limit and control pollution or to monitor the environmental status at various locations. These costs are capitalized and depreciated based on estimated useful lives.
   Environmental compliance costs also include maintenance and operating costs with respect to pollution-prevention-and-control facilities and administrative costs. Such operating costs are expensed as incurred.
   Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred. Remediation costs and post-remediation costs including post-remediation monitoring costs at facilities or off-plant disposal sites that relate to an existing condition caused primarily by past operations are accrued as liabilities and expensed when costs can be reasonably estimated.
   GOODWILL & OTHER INTANGIBLES - Goodwill acquired prior to November 1, 1970 ($1,652,000) is not being amortized. Goodwill acquired subsequently ($6,559,000 and $8,500,000 at December 31, 1996 and 1995, respectively, net of accumulated amortization) is being amortized on a straight-line basis, over a period of ten years. Other intangibles ($69,446,000 and $4,982,000 at December 31, 1996 and 1995, respectively, net of accumulated amortization) are being amortized on a straight-line basis primarily over periods from four to twenty years. Amortization of goodwill and other intangibles amounted to $8,676,000 for 1996, $4,504,000 for 1995 and $9,379,000 for 1994. Accumulated
amortization of goodwill and other intangibles was $26,436,000 and $17,760,000 at the end of 1996 and 1995, respectively. The Company re-evaluates goodwill and other intangibles based on fair values or undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and it writes down recorded costs of the assets to fair value when recorded costs, prior to impairment, are higher.
   PENSION PLANS & OTHER POSTEMPLOYMENT BENEFITS - Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board ("FASB") Statement No. 87, "Employers' Accounting for Pensions." The policy of the Company is to fund its U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. Annual costs of other postretirement plans are accounted for based on FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The policy of the Company is to fund its postretirement health benefits for retirees on a pay-as-you-go basis. Annual costs of other postemployment plans for employees who leave the Company for reasons other than retirement are immaterial and are accounted for based on FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The Company's policy is to fund such benefits on a pay-as-you-go basis.
   PROFIT-SHARING & EMPLOYEE SAVINGS PLAN - The Company's employees participate in defined contribution profit-sharing and employee savings plans, which are generally available to all full-time and hourly employees. Certain other employees, who are covered by a collective bargaining agreement, may participate pursuant to the terms of such bargaining agreement. The plans are funded with contributions by participants and the Company. The Company has recorded expenses of $2,952,000, $2,703,000 and $3,321,000 in 1996, 1995 and
1994, respectively, related to these plans.
   RESEARCH, DEVELOPMENT & TESTING EXPENSES - Company-sponsored research, development and testing expenses related to present and future products are expensed as incurred. Research and development expenses determined in accordance with FASB Statement No. 2, "Accounting for Research and Development Costs," were $47.4 million, $54.5 million and $49.7 million in 1996, 1995 and 1994, respectively.
   INCOME TAXES - Income taxes are determined based on FASB Statement No. 109, "Accounting for Income Taxes." Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on differences between financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.
   DERIVATIVE INSTRUMENTS & HEDGING OF FOREIGN CURRENCY EXPOSURES - The Company's general practice has been not to make use of derivative financial instruments or hedging transactions but rather to manage foreign currency exposure by attempting to maintain assets and liabilities in approximate balance for each of the major foreign currencies to which the Company has risk exposure. At December 31, 1996, the Company was not a party to any derivative financial instruments or hedging transactions.
   EARNINGS PER SHARE - Earnings per share is computed after deducting applicable preferred stock dividends from net income and using the weighted-average number of shares of common stock and common stock equivalents outstanding during the year. The numbers of shares used in computing earnings per share were 118,448,000 in 1996, 118,446,000 in 1995, and 118,451,000 in
1994.
   STOCK-BASED COMPENSATION - The Company currently accounts for its stock-based compensation plans pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25").
   In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard, which was effective for the year ended December 31, 1996, allows companies to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense using the intrinsic value method prescribed in APB Opinion No. 25. Companies electing to continue using the intrinsic value method must disclose PRO FORMA net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has made such required disclosures in Note 13 which begins on page 35.
   ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ somewhat from those estimates.

2. ACQUISITION OF TEXACO LUBRICANT ADDITIVES BUSINESS
   On February 29, 1996, the Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc., ("Texaco") including manufacturing and blending facilities (with an allocated value of $27.1 million), identifiable intangibles (with an allocated value of $72.1 million) and working capital. The acquisition (accounted for under the purchase method), included a cash payment of $134.3 million, an estimated $6.4 million for decommissioning and related costs for those acquired facilities that are being phased out of production and shutdown during 1997, certain liabilities assumed, and deferred taxes, as well as a future contingent payment of up to $60 million. The cash payment was financed primarily under the Company's revolving credit agreement. The payment of up to $60 million will become due on February 26, 1999, with interest payable on the contingent debt until such date. The actual amount of the contingent payment and total interest will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during the calendar years 1996 through 1998, as specified in the contingent note agreement. Texaco retained substantially all noncurrent liabilities.
   As the Company's 1996 financial statements only include ten months of operations of the recently acquired lubricant additives business, the following selected unaudited PRO FORMA information is being provided to present a summary of the combined results of the Company and the worldwide lubricant additives business of Texaco as if the acquisition had occurred as of January 1, 1996 and 1995, giving effect to purchase accounting adjustments. The PRO FORMA data is for informational purposes only and may not necessarily reflect the results of operations of Ethyl had the acquired business operated as part of the Company for the years ended December 31, 1996 and 1995.

(In Thousands Except Per-Share Amounts)
-----------------------------------------------------------------------------
Year Ended December 31             1996                      1995
                                       PRO FORMA                  PRO FORMA
                        Historical    (unaudited)   Historical   (unaudited)
-----------------------------------------------------------------------------
Net sales               $1,149,651    $ 1,198,826    $960,450    $1,304,012
Net income              $   92,972    $    94,504    $ 73,963    $   86,106
Earnings per share      $      .78    $       .80    $    .62    $      .73
-----------------------------------------------------------------------------

The PRO FORMA amounts reflect the results of operations for the Company, the acquired business, and the following purchase accounting adjustments for the periods presented:

- Elimination of sales and costs of goods sold on transactions between the Company and Texaco, primarily including certain of the acquired business' blending and packaging operations pursuant to the Company's agreement to blend and/or package certain products for Texaco under a tolling arrangement. The tolling contract calls for the Company to process, for a fee, products that the Company neither owns nor sells.

- Depreciation on fixed assets and amortization of intangible assets based on the purchase price allocation for each period presented.

- Efficiencies realized in selling, general and administrative expenses, as well as research, development and testing expenses, based on staffing levels and the number of activities and research, development and testing and other procedures actually being integrated into the combined company.

- Elimination of historical interest expense of the acquired business as well as the addition of the incremental interest expense on additional revolving credit debt that would have been incurred to finance the acquisition.

-  Estimated income tax effect on the PRO FORMA adjustments.

3. SPIN-OFF OF ALBEMARLE CORPORATION
   At the close of business on February 28, 1994, Ethyl completed the spin-off of its wholly owned subsidiary, Albemarle, in the form of a tax-free stock dividend. Following the spin-off, Albemarle owned, directly or indirectly, the olefins and derivatives, bromine chemicals and specialty chemicals businesses formerly owned directly or indirectly by the Company. One share of Albemarle common stock was distributed to Ethyl common shareholders for every two shares of Ethyl common stock held. Following the distribution, in the opinion of management, expenses of Ethyl would not have differed materially from the amounts remaining in the Ethyl consolidated financial statements after eliminating those expenses attributable to Albemarle.

SUPPLEMENTAL PRO FORMA CONDENSED STATEMENTS OF INCOME (UNAUDITED) - As a result of the aforementioned distribution, the Company believes that the following PRO FORMA Condensed Statements of Income are important to enable the reader to obtain a meaningful understanding of the Company's results of operations for 1994. The PRO FORMA Condensed Statements of Income are for informational purposes only to illustrate the estimated effects of the distribution of Albemarle on Ethyl on a stand-alone basis and may not necessarily reflect what the earnings or results of operations of Ethyl would have been had Albemarle operated as a separate, independent company.

PRO FORMA CONDENSED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(In Thousands Except Per-Share Amounts)
-------------------------------------------------------------------------------
Year Ended December 31, 1994                 Historical Adjustments(a) ProForma
-------------------------------------------------------------------------------
Net sales                                    $1,174,086  $(155,064)  $1,019,022
Cost of goods sold                              776,508   (119,086)     657,422
                                              ---------   --------    ---------
Gross profit                                    397,578    (35,978)     361,600
Selling, general & administrative expenses      144,455    (14,471)     129,984
Research, development & testing expenses         82,661     (8,662)      73,999
Special charges                                   2,720          -        2,720
                                              ---------   --------    ---------
Operating profit                                167,742    (12,845)     154,897
Interest & financing expenses                    25,378     (2,873)(b)   22,505
Other expense, net                                1,218        543        1,761
                                              ---------   --------    ---------
Income before income taxes                      141,146    (10,515)     130,631
Income taxes                                     43,391     (4,239)(c)   39,152
                                              ---------   --------    ---------
Net income                                   $   97,755  $  (6,276)   $  91,479
                                              =========   ========     ========
Earnings per share(d)                        $      .83               $     .78
                                              =========                ========

NOTES:
a. To eliminate the historical income and expenses of Albemarle for the period presented, as if the distribution had occurred on January 1, 1994.

b. To eliminate interest expense that would have been incurred by Albemarle on debt transferred to Albemarle (as if the distribution had occurred on January 1, 1994), including debt under the credit facility transferred from Ethyl. Interest eliminated under the credit facility was computed at the weighted-average interest rate of 3.8% for the two months ended February 28, 1994, less capitalized interest of $124,000. Interest rates used to calculate the Albemarle interest eliminated under the credit facility are those rates that were available to Ethyl under its revolving credit agreement during the period presented. Such rates were used because, during management's negotiations to obtain the credit facility, the rates available to Ethyl and Albemarle on a stand-alone basis were approximately the same. Management was advised that these rates would have been the same during the period presented.

c. To record the estimated income tax effect for the pro forma adjustments described in Notes (a) and (b) for the two months ended February 28, 1994.

d. Historical and PRO FORMA earnings per share, based on net income are computed after deducting applicable preferred-stock dividends from such income and using the weighted-average number of shares of common stock and common-stock equivalents outstanding for the period presented.

4. SUPPLEMENTAL CASH-FLOW INFORMATION
   Supplemental information for the Consolidated Statements of Cash Flows is as follows:
                                                       (In Thousands)
                                                 1996      1995       1994
Cash paid during the year for:
Income taxes                                   $37,409 $  22,881    $45,513
Interest and financing
   expenses(net of capitalization)              24,644    31,390     24,118
Supplemental investing and
   financing non-cash transactions:
     Dividend of common stock of Albemarle
      Corporation at book value                      -         -    399,957
     Liabilities assumed in connection with
      the acquisition of the Texaco lubricant
      additives business (primarily deferred
      taxes and working capital liabilities)    63,610         -          -

Also see Notes 2 and 3 with respect to acquired and spun-off operations.

5. GEOGRAPHIC AREAS
   The geographic areas table on page 23 (and the related introduction and notes on pages 22 and 23) is an integral part of the consolidated financial statements. Information about the Company's geographic areas, as well as major customers, is presented for the years 1992-1996. The discussion of geographic areas information for the years 1994-1996 on page 24 is unaudited.

6. CASH & CASH EQUIVALENTS
   Cash and cash equivalents consist of the following:
                                            (In Thousands)
                                            1996       1995
                                          -------    -------
Cash and time deposits                    $13,894    $21,167
Short-term securities                       6,254      8,805
                                          -------    -------
   Total                                  $20,148    $29,972
                                          =======    =======
   Short-term securities (generally commercial paper maturing in less than 90 days) are stated at cost plus accrued income, which approximates market value.

7. INVENTORIES
   Domestic inventories stated on the LIFO basis amounted to $103,521,000 and $58,750,000 at December 31, 1996 and 1995, respectively, which are below replacement cost by approximately $16,875,000 and $20,310,000, respectively.

8. DEFERRED INCOME TAXES & PREPAID EXPENSES
   Deferred income taxes and prepaid expenses consist of the following:

                                            (In Thousands)
                                            1996       1995
                                          -------    -------
Deferred income taxes - current           $15,907    $15,499
Prepaid expenses                            2,720      7,708
                                          -------    -------
   Total                                  $18,627    $23,207
                                          =======    =======

9. PROPERTY, PLANT & EQUIPMENT, AT COST
   Property, plant and equipment, at cost, consist of the following:
                                            (In Thousands)
                                            1996       1995
                                          -------    -------
Land                                     $ 54,646   $ 49,346
Land improvements                          30,565     29,516
Buildings                                 100,881     94,270
Machinery and equipment                   548,178    489,511
Capitalized interest                       21,638     21,004
Construction in progress                    8,237     29,988
                                          -------    -------
   Total                                 $764,145   $713,635
                                          =======    =======

   The cost of the property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives:
Land improvements                                  5-30 years
Buildings                                         10-40 years
Machinery and equipment                            3-25 years

   Interest capitalized on significant capital projects in 1996, 1995 and 1994 was $634,000, $2,223,000 and $8,060,000, respectively, while amortization of capitalized interest (which is included in depreciation expense) was $1,864,000, $1,878,000, and $1,294,000, respectively.

10. ACCRUED EXPENSES
   Accrued expenses consist of the following:
                                                (In Thousands)
                                                 1996    1995
Employee benefits, payroll and related taxes  $ 15,356 $ 13,078
Other                                           48,811   45,604
                                              -------- --------
   Total                                      $ 64,167 $ 58,682
                                              ======== ========

11. LONG-TERM DEBT
   A summary of long-term debt maturities at December 31, 1996, is listed below:

                                                (In Thousands)
                                                     Variable-
                                           Variable-   Rate
                                             Rate     Medium-
                                             Bank       Term
                                             Loans     Notes   Total
1997                                                $  6,750  $  6,750
1998                                                   6,750     6,750
1999                                      $  9,000     6,750    15,750
2000                                       290,000     6,750   296,750
2001                                                   6,750     6,750
                                          --------  --------  --------
                                          $299,000  $ 33,750   332,750
                                          ========  ========
Less unamortized discount                                         (569)
                                                              --------
Total long-term debt at December 31, 1996                      332,181

Less amount maturing during 1997
   (net of unamortized discount)                                 6,701
                                                              --------
Amount maturing after 1997                                    $325,480
                                                              ========

   The Company has an unsecured competitive advance and revolving credit facility agreement with a group of banks permitting it to borrow up to $500 million. Fees of up to 3/8 of 1% per annum are assessed on the unused portion of the commitment. The credit facility permits borrowing for the next three years at various interest rate options. The facility contains a number of covenants, representations and events of default typical of a credit facility agreement of this size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of shareholders' equity (as defined) and consolidated indebtedness and maintenance of minimum shareholders' equity of at least $250 million. The Company was in compliance with such covenants at December 31, 1996. Under this agreement, $290 million was borrowed at December 31, 1996. Amounts outstanding at February 16, 2000, mature on that date. Average interest rates on variable-rate bank loans during 1996 and 1995 were 5.9% and 6.4%, respectively.
   The Company also has four uncommitted agreements with banks providing for immediate borrowings up to a maximum of $155 million at the individual bank's money-market rate. No amounts were borrowed under these agreements at December 31, 1996. The average interest rates on borrowings during 1996 and 1995 under these agreements were 5.6% and 6.1%, respectively.
   The Company also has a $9 million variable-rate LIBOR based loan with NationsBank, N.A. which is due February 27, 1999. The current interest rate is determined every 90 days. The agreement contains a number of convenants, representations and events of default typical of a loan of this nature. The average interest rate was 5.76% during 1996.
   The Company's $33.75-million variable-rate (ranging from 8.6% to 8.86%) Medium-Term Notes were issued in five series (1 through 5) of $6.75 million each, which are due annually in serial order at 100% of their principal amount, beginning December 15, 1997, through December 15, 2001.

12. OTHER NONCURRENT LIABILITIES
   Other noncurrent liabilities consist of the following:
                                               (In Thousands)
                                               1996      1995
Provision for environmental remediation
  and future shutdown costs                  $50,954   $52,511
Other                                         33,548    31,660
                                             -------   -------
    Total                                    $84,502   $84,171
                                             =======   =======

13. CAPITAL STOCK & STOCK OPTIONS
   SHAREHOLDER RIGHTS PLAN - Pursuant to a Rights Agreement dated September 24, 1987, the Company distributed one Preferred Stock, Series B purchase right ("Right") for each outstanding share of Common Stock to the shareholders of record on October 5, 1987. Unless the Board of Directors directs otherwise, one additional Right will be issued with respect to each additional share of Common Stock issued prior to the occurrence of certain potential change-in-control events. The Rights become exercisable upon certain potential change-in-control events. When exercisable, the Rights entitle holders to purchase 2.522 one-thousandth of a share (subject to adjustment) of Preferred Stock, Series B, and upon the occurrence of certain events, the Rights entitle holders to purchase shares of Common Stock at a substantial discount. Exercise of the Rights will cause substantial dilution to a person or group attempting to acquire control of the Company without the approval of the Board of Directors. The Board of Directors may, under certain circumstances, cause the Company to redeem the Rights in whole, but not in part, at a price of $.01 per Right. The Rights expire on September 24, 1997, if not redeemed earlier. The Rights have no voting or dividend privileges. Until such time as the Rights become exercisable, they are attached to and do not trade separately from the Common Stock.
   REDEEMABLE PREFERRED STOCK - The Cumulative First Preferred 6% Series A stock of 2,002 shares, which was previously outstanding, was called for redemption in December 1994 at $101 per share, plus accrued dividends.
   STOCK OPTION PLAN - The Company has an incentive stock option plan, whereby incentive stock options and nonqualifying stock options may be granted to officers and other key employees to purchase a specified number of shares of common stock at an exercise price not less than the fair market value on the date of grant and for a term not to exceed 10 years. Certain options become exercisable upon the attainment of specified earnings objectives or market price appreciation of the Company's common stock. The remaining options become exercisable one year after the grant date. In addition to the stock options, the recipient may also be granted a stock appreciation right ("SAR"). To date, SARs generally have been granted for the same number of shares subject to related options.
   During 1994, the Board of Directors of the Company unanimously adopted and the shareholders approved an amendment to the Company's incentive stock option plan increasing the number of shares issuable under the option plan by 5,900,000 to 11,900,000 and establishing an annual limit of 200,000 on the number of shares for which options may be granted to an individual. At
December 31, 1996 and 1995, 5,964,925 and 6,156,014 shares, respectively, were available for grant.

   A summary of the status of the Company's stock option plan as of December 31, 1994, 1995, and 1996, and changes during the years ending on those dates is presented below:

                                                                  Weighted-
                                                                   Average
                                                                   Exercise
                                                         Shares     Price
----------------------------------------------------------------------------
Outstanding at January 1, 1994                           607,613      $17.24
Granted                                                3,042,000       12.50
Adjustment for Albemarle Spin-off                        168,650       11.56
Exercised                                                (73,475)      12.29
Surrendered upon exercise of SARs                        (48,402)      12.17
Lapsed                                                  (413,112)      15.20
                                                       ---------
Outstanding at December 31, 1994                       3,283,274       12.40
Exercised                                                 (9,434)      10.85
                                                       ---------
Outstanding at December 31, 1995                       3,273,840       12.40
Granted                                                  280,000        8.88
Lapsed                                                   (88,911)      12.73
                                                       ---------
Outstanding at December 31, 1996                       3,464,929       12.11
                                                       =========
Exercisable at:
December 31, 1994                                        241,274
December 31, 1995                                        944,240
December 31, 1996                                        895,329

   The fair value, as of the grant date, of each option granted in 1996 was estimated using a Black-Scholes type option-pricing model, as prescribed by FASB Statement No. 123. The following assumptions were used for valuing the options granted in 1996:

    Dividend yield                       4.6%
    Expected volatility                 19.4%
    Risk-free interest rate              6.3%
    Expected life                     7 years

   Based on these assumptions, the stock options granted in 1996 have an estimated average value, as of the grant date, of $1.63 per share.
   Had compensation cost for the Company stock option plan been determined based on the fair value at the grant date consistent with the fair value method prescribed by FASB Statement No. 123, the Company's 1996 net income would have been reduced on a PRO FORMA basis from $92,972,000 to $92,881,000. Earnings per share would have been unchanged at $.78.
   However, the Company continues to apply APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the stock option plan.

The following tables summarize information about the stock options outstanding or exercisable at December 31, 1996:

                Options Outstanding
-----------------------------------------------------
 Range of       Number         Weighted-Average
 Exercise    Outstanding     Remaining      Exercise
  Prices     at 12/31/96  Contractual Life   Price
-----------------------------------------------------
 $8.88           280,000       9.9 years      $ 8.88
  9.00 -  9.86    59,681       3.1              9.59
 11.22 - 11.71   201,328       3.9             11.51
 12.50 - 12.83 2,909,270       7.2             12.51
 14.11            14,650       1.0             14.11
               ---------
 8.88 - 14.11  3,464,929       7.1             12.11
               =========

               Options Exercisable
 ------------------------------------------------
  Range of           Number
  Exercise        Exercisable    Weighted-Average
   Prices         at 12/31/96     Exercise Price
 ------------------------------------------------
 $  8.88                  -          $  8.88
    9.00 -  9.86     59,681             9.59
   11.22 - 11.71    201,328            11.51
   12.50 - 12.83    619,670            12.53
   14.11             14,650            14.11
                    -------
    8.88 - 14.11    895,329            12.13
                    =======

14. LOSSES AND GAINS ON FOREIGN CURRENCY
   Foreign currency transaction adjustments resulted in a loss of $3,158,000 in 1996 and gains of $1,827,000 in 1995 and $1,968,000 in 1994 and are included in income.

15. CONTRACTUAL COMMITMENTS & CONTINGENCIES
   Rental expense was $17,126,000 for 1996, $13,703,000 for 1995 and
$17,120,000 for 1994.
   The Company has a number of operating lease agreements primarily for office space, transportation equipment and storage facilities.
   Future lease payments for the next five years for all noncancelable leases as of December 31, 1996, are $8,891,000 for 1997, $4,343,000 for 1998,
$2,270,000 for 1999, $1,334,000 for 2000, $721,000 for 2001, and amounts payable after 2001 are $2,613,000.
   Contractual obligations for plant construction and purchases of real property and equipment amounted to approximately $2,900,000 at December 31, 1996.
   The Company and Albemarle entered into agreements, dated as of February
28, 1994, pursuant to which the Company and Albemarle agreed to coordinate certain facilities and services of adjacent operating sites at plants in Orangeburg, South Carolina; Houston, Texas; and Feluy, Belgium. On March 1, 1996, certain of the agreements were transferred to Amoco Chemical Company as part of Albemarle's sale of a portion of its business. In addition, the Company and Albemarle entered into agreements providing for the blending by Albemarle of Ethyl's additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg plant. Ethyl was billed approximately $34 million in 1996 and $48 million during both 1995 and 1994 in connection with these agreements. Also, as discussed in prior years, the Company and Albemarle entered into a tax sharing agreement and an indemnification agreement, which together allocate taxes and various indemnifications, respectively, for periods prior to February 28, 1994.
   The Company is from time to time subject to routine litigation incidental to its business. The Company is not a party to any pending litigation proceedings that are expected to have a materially adverse effect on the Company's results of operations or financial condition. Further, no additional disclosures are required in conformity with FASB Statement No. 5, "Accounting for Contingencies," due to immateriality.
   At December 31, 1996 and 1995, the Company had accruals of $41,200,000 and $41,600,000, respectively, for environmental liabilities. In developing its estimates of environmental remediation and monitoring costs, the Company considers, among other things, risk-based assessments of the contamination, currently available technological solutions, alternative cleanup methods, and prior Company experience in remediation of contaminated sites, all of which are based on presently enacted laws and regulations. Amounts accrued do not take into consideration claims for recoveries from insurance. Although studies have not been completed for certain sites, some amounts generally are estimated to be expended over extended periods. When specific amounts within a range cannot be determined, the Company has accrued the minimum amount in that range.
   Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of regulations, lack of reliable data, multiplicity of possible solutions, and length of time. As the scope of the Company's environmental contingencies becomes more clearly defined, it is possible that expenditures in excess of those amounts already accrued may be necessary. However, management believes that these overall costs are expected to be incurred over an extended period of time and, as a result, such contingencies are not expected to have a material impact on the consolidated financial position or liquidity of the Company, but they could have a material adverse effect on the Company's results of operations in any given future quarterly or annual period.
   The Company has agreed to a contingent note payable of up to $60 million as part of the acquisition of the lubricant additives business of Texaco Inc. See
Note 2 on page 32 for additional information.

16. PENSION PLANS & OTHER POSTRETIREMENT BENEFITS
   U.S. PENSION PLANS - The Company has noncontributory defined benefit pension plans covering most U.S. employees. The benefits for these plans are based primarily on years of service and employees' compensation. The Company's funding policy complies with the requirements of federal law and regulations. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension information for all periods includes amounts related to the Company's salaried and hourly plans.
   Some of the changes from 1994 to 1995 in the following tables reflect the effects of the spin-off of Albemarle at the close of business on February 28, 1994. The impact from the related hourly plans and a portion of the salaried plan identified with employees who were transferred to Albemarle is included for the two months of 1994.
   The components of U.S. net pension income are as follows:

 (In Thousands)
Years ended December 31                     1996     1995     1994
                                          -------  -------   -------
Return on plan assets:
Actual return                            $ 67,490 $ 48,411  $ 32,018
Actual return (higher)
  lower than expected                     (35,451) (17,612)    3,256
                                          -------  -------   -------
Expected return                            32,039   30,799    35,274
Amortization of transition asset            4,277    4,277     4,730
Service cost (benefits earned
  during the year)                         (4,210)  (2,821)   (5,462)
Interest cost on projected
  benefit obligation                      (21,428) (22,753)  (24,122)
Amortization of prior
  service costs                            (2,816)  (2,683)   (2,958)
                                          -------  -------   -------
Net pension income                       $  7,862 $  6,819  $  7,462
                                          =======  =======   =======

   Amortization of the transition asset is based on the amount determined at the date of adoption of FASB Statement No. 87.
   Net pension income and plan obligations are calculated using assumptions of estimated discount and interest rates and rates of projected increases in compensation. The discount rate on projected benefit obligations was assumed to be 7.0% at December 31, 1996 and 1995, and 8.25% at December 31, 1994. The assumed interest rate at the beginning of each year is the same as the discount rate at the end of each prior year. The rates of projected compensation increase were assumed to be primarily 4.5% at December 31, 1996, 1995 and 1994. The expected long-term rate of return on plan assets was assumed to be 9% each year. Net pension income (table at left) is determined using assumptions as of the beginning of each year. Funded status (table below) is determined using assumptions as of the end of each year.
   The following table presents a reconciliation of the funded status of the U.S. pension plans to prepaid pension expense, which is included in "Other assets and deferred charges":

                                                       (In Thousands)
Years ended December 31                                1996      1995
Plan assets at fair value                           $426,671 $387,484
Less actuarial present value of
  benefit obligations:
    Accumulated benefit obligation
      (including vested benefits of
      $293,134 and $298,293, respectively)           297,031  302,079
    Projected compensation increase                   20,394   18,015
                                                     -------  -------
    Projected benefit obligation                     317,425  320,094
                                                     -------  -------
Plan assets in excess of projected
  benefit obligation                                 109,246   67,390
Unrecognized net (gain) loss                         (34,142)   1,609
Unrecognized transition asset being
  amortized principally over 16 years                (22,307) (26,584)
Unrecognized prior-service costs
  being amortized                                     21,069   22,897
                                                     -------  -------
Prepaid pension expense                             $ 73,866 $ 65,312
                                                     =======  =======

   One of the Company's U.S. pension plans is the supplemental executive retirement plan ("SERP"), which is an unfunded defined benefit plan. The actuarial present value of accumulated benefit obligations related to the Company's SERP totalled $12,451,000 and $11,999,000 at December 31, 1996 and 1995, respectively. The prepaid pension expense asset in the table above is net of an accrued pension expense liability of $11,164,000 and $10,443,000 related to the SERP at December 31, 1996 and 1995, respectively. Pension expense for the SERP totalled $1,410,000, $1,456,000 and $1,459,000 for 1996,
1995 and 1994, respectively.

   FOREIGN PENSION PLANS - Pension coverage for employees of the Company's foreign subsidiaries is provided through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. Pension cost for 1996, 1995 and 1994 for these
plans was $1,681,000, $1,195,000 and $3,317,000, respectively.   The actuarial
present value of accumulated benefits at December 31, 1996 and 1995, was $25,527,000 and $15,570,000, substantially all of which was vested, compared with net assets available for benefits of $23,717,000 and $18,811,000, respectively.
   CONSOLIDATED - Consolidated net pension income for 1996, 1995 and 1994 was $6,181,000, $5,624,000 and $4,145,000, respectively.

OTHER POSTRETIREMENT BENEFITS - The Company also provides postretirement medical benefits and life insurance for certain groups of retired employees which it accounts for based on FASB Statement No. 106.
  The Company continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire from the Company before becoming eligible for Medicare can continue group coverage by paying the full cost of a composite monthly premium designed to cover the claims incurred by active and retired employees. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. The components of net periodic postretirement benefit cost are as follows:
                                                     (In Thousands)
Years ended December 31                          1996     1995     1994
                                               ------   ------   -------
Service cost (benefits attributed to
  employee service during the year)           $  (932) $  (720) $ (1,789)
Interest cost on accumulated
  postretirement benefit obligation            (3,424)  (3,654)   (4,419)
Amortization of prior service cost                 28       72         -
Actual return on plan assets                    2,286    2,309     2,101
                                               ------   ------   -------
Net periodic postretirement
  benefit cost                                $(2,042) $(1,993) $ (4,107)
                                               ======   ======   =======

   Summary information on the Company's plans is as follows:

                                                      (In Thousands)
Years ended December 31                               1996      1995
                                                   --------  --------
Accumulated postretirement benefit
   obligation (APBO) for:
     Retirees                                     $  39,564 $  40,277
     Fully eligible, active plan participants         2,463     2,669
     Other active plan participants                   9,513    10,163
                                                   --------  --------
                                                     51,540    53,109
Plan assets at fair value                           (26,663)  (25,615)
Unrecognized prior service cost                         307       863
Unrecognized net gain (loss)                          3,367      (270)
                                                   --------  --------
Accrued postretirement benefit cost               $  28,551 $  28,087
                                                   ========  ========

   Plan assets are held under an insurance contract and reserved for retiree life-insurance benefits.
   The discount rate used in determining the APBO was 7.0% at December 31, 1996 and 1995, and 8.25% at December 31, 1994. The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 9% for each year, and the estimated pay increase was 4.5% at December 31, 1996, 1995 and 1994. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13% in 1994, 12% in 1995 and 11% in 1996, declining by 1% per year to an ultimate rate of 7%, except that managed-care costs were assumed to begin at 10% in 1994, 9% in 1995 and 8% in 1996, declining by 1% per year to 6%.
   If the health-care cost-trend rate assumptions were increased by 1%, the APBO, as of December 31, 1996, would be increased by approximately $3.0 million. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 would be an increase of about $0.4 million.
   CHANGES IN ESTIMATES - The lower discount rate at December 31, 1995, increased the pension accumulated benefit obligation by about $31.3 million and the pension projected benefit obligation by about $33.2 million. The lower discount rate at December 31, 1995, increased the postretirement accumulated benefit obligation by approximately $6.3 million. The rate-change effects on net pension income and postretirement benefit costs are not material to the Company's financial statements.

17. INCOME TAXES
   Income before income taxes, and current and deferred income taxes are composed of the following:

                                                 (In Thousands)
Years ended December 31                      1996     1995     1994
                                           -------  -------  -------
Income before income taxes:
  Domestic                                $114,547 $ 90,409 $103,083
  Foreign                                   31,225   25,767   38,063
                                           -------  -------  -------
    Total                                 $145,772 $116,176 $141,146
Current income taxes:
  Federal                                 $ 28,982 $ 15,442 $ 19,451
  State                                      2,579    2,409    3,109
  Foreign                                   13,379    8,648   10,569
                                           -------  -------  -------
    Total                                   44,940   26,499   33,129
Deferred income taxes:
  Federal                                    8,196   12,002    6,180
  State                                      1,370    1,427      (45)
  Foreign                                   (1,706)   2,285    4,127
                                           -------  -------  -------
    Total                                    7,860   15,714   10,262
                                           -------  -------  -------
Total income taxes                        $ 52,800 $ 42,213 $ 43,391
                                           =======  =======  =======

   The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

                                                    % of Income
                                                Before Income Taxes
                                             1996      1995       1994
                                            ------    ------     ------
Federal statutory rate                       35.0%     35.0%      35.0%
State taxes, net of federal tax benefit       1.8       2.1        1.8
Foreign sales corporation benefit            (0.1)     (0.6)      (1.2)
Research tax credit                          (0.4)     (1.7)         -
Provision for legal settlement                  -       0.9          -
Gain on sale of subsidiary                      -         -       (3.8)
Other items, net                             (0.1)      0.6       (1.1)
                                            ------    ------     ------
Effective income tax rate                    36.2%     36.3%      30.7%
                                            ======    ======     ======

   Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.
   The deferred income tax assets and deferred income tax liabilities recorded on the balance sheets as of December 31, 1996 and 1995, are as follows:

                                                        (In Thousands)
Deferred tax assets:                                    1996      1995
                                                       ------    ------
 Environmental reserves                               $15,708   $14,720
 Acquired fixed asset basis differences
   of Belgian subsidiary                                4,823         -
 Future employee benefits                               4,266     3,873
 Undistributed earnings of
   foreign subsidiaries                                 5,090     5,657
 Intercompany profit in inventories                     6,448     3,497
 Inventory capitalization                                 978       905
 Facilities write-down and other costs                  4,749     2,758
 Other                                                    810     4,149
                                                       ------    ------
Gross deferred assets                                  42,872    35,559
  Valuation allowance                                  (6,277)        -
                                                       ------    ------
Net deferred tax assets                                36,595    35,559
                                                       ------    ------
Deferred tax liabilities:
  Depreciation                                         37,486    36,063
  Long-term contingent note payable                    22,422         -
  Future employee benefits                             17,346    14,302
  Capitalization of interest                            2,510     1,287
  Other                                                 5,300     9,153
                                                       ------    ------
Deferred tax liabilities                               85,064    60,805
                                                       ------    ------
Net deferred tax liabilities                          $48,469   $25,246
                                                       ======    ======
Reconciliation to financial statements:
  Deferred tax assets                                 $15,907   $15,499
  Deferred tax liabilities                             64,376    40,745
                                                       ------    ------
Net deferred tax liabilities                          $48,469   $25,246
                                                       ======    ======

   During 1996, it was concluded that it is more likely than not that a portion of the deferred tax assets related to a Belgian subsidiary acquired as part of the Texaco additives acquisition will not be realized. A valuation allowance was therefore established for these assets at the date of acquisition. If this deferred tax asset is realized at a future date, the valuation allowance will be used to reduce the bases of the identifiable intangibles acquired. Based on current U.S. income tax rates, it is anticipated that no additional U.S. income taxes would be incurred if the unremitted earnings of the Company's foreign subsidiaries were remitted to Ethyl Corporation due to available foreign tax credits.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
   The following methods and estimates were used by the Company in estimating the fair values of its outstanding financial instruments in conformity with the disclosure requirements of FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments."

   Cash & Cash Equivalents - The carrying value approximates fair value. Long-Term Debt - The fair value of the Company's long-term debt is estimated based on current rates available to the Company for debt of the same remaining duration. The estimated fair values of Ethyl's financial instruments are as follows:

                                                    (In Thousands)
                                                  Carrying    Fair
                                                    Value    Value
                                                   -------  -------
December 31, 1996
Cash and cash equivalents                         $ 20,148 $ 20,148
Long-term debt, including  current maturities     $332,181 $334,275

December 31, 1995
Cash and cash equivalents                         $ 29,972 $ 29,972
Long-term debt, including  current maturities     $302,973 $306,279

19. SPECIAL CHARGES
   A special charge in 1995 amounting to $4,750,000 ($4,150,000 after income taxes, or $0.04 per share) covered a provision for the cost of a legal settlement by a subsidiary.
   Special charges in 1994 amounted to $2,720,000 ($1,690,000 after income taxes, or $.01 per share) consisting of a charge of $10,720,000 primarily for a provision for environmental remediation as well as other costs largely offset by the benefit of an $8,000,000 legal settlement.

20. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
   Information for 1996 includes the results of the worldwide lubricant additives business of Texaco Inc. since its acquisition on February 29, 1996.

(In Thousands Except Earnings Per Share) (Unaudited)
-------------------------------------------------------------------------------------------
                                                First      Second       Third      Fourth
1996                                           Quarter     Quarter     Quarter     Quarter
-------------------------------------------------------------------------------------------
Net sales                                      $242,185    $299,320    $304,169    $303,977
Gross profit                                   $ 76,057    $ 81,804    $ 95,427    $ 91,740
Net income                                     $ 19,030    $ 20,112    $ 28,485    $ 25,345
Earnings per share                             $    .16    $    .17    $    .24    $    .21
Shares used to compute earnings per share       118,456     118,448     118,444     118,444
-------------------------------------------------------------------------------------------
1995
Net sales                                      $234,291    $224,530    $241,672    $259,957
Gross profit                                   $ 82,179    $ 70,599    $ 81,918    $ 89,698
Special charges (a)                            $      -    $      -    $  4,750    $      -
Net income                                     $ 21,493    $ 13,006    $ 16,967    $ 22,497
Earnings per share                             $    .18    $    .11    $    .14    $    .19
Shares used to compute earnings per share       118,438     118,443     118,442     118,460
-------------------------------------------------------------------------------------------

(a) Refer to Note 19 "Special Charges."

MANAGEMENT'S REPORT ON THE FINANCIAL STATEMENTS




   Ethyl Corporation's management has prepared the financial statements and related notes appearing on pages 25 through 41 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Financial data appearing elsewhere in this annual report are consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.
   The Company maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.
   These financial statements have been audited by Coopers & Lybrand, L.L.P., independent certified public accountants. Their audit was made in accordance with generally accepted auditing standards and included a review of Ethyl's internal accounting controls to the extent considered necessary to determine audit procedures.
The Audit Committee of the Board of Directors, composed only of outside directors, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to shareholder approval.

-------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS


certified public accountants                   in principal areas of the world
                       Riverfront Plaza West
                       901 East Byrd Street
                       Suite 1200
                       Richmond, Virginia 23219
                       Telephone (804) 697-1900

To the Board of Directors & Shareholders of Ethyl Corporation

   We have audited the accompanying consolidated balance sheets of Ethyl Corporation and Subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ethyl Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         /s/ Coopers & Lybrand L.L.P.

                                         January 30, 1997
-------------------------------------------------------------------------------

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference.

The names and ages of all officers of the Company, as of March 5, 1997, are set forth below.

Name                        Age   Office
-------------------------------------------------------------------------------
Bruce C. Gottwald *         63    Chairman of the Board and of the Executive Committee,
                                  Chief Executive Officer, Director

Charles B. Walker *         58    Vice Chairman of the Board, Chief Financial Officer
                                  & Treasurer, Director

Thomas E. Gottwald *        36    President and Chief Operating Officer, Director

E. Whitehead Elmore         58    Special Counsel to the Company's Executive Committee
                                  & Corporate Secretary

Wayne C. Drinkwater         50    Controller - Principal Accounting Officer

David A. Fiorenza           47    Vice President - Business Evaluation & Support

Christopher Hicks           46    Vice President - Government Relations

C.S. Warren Huang           47    Vice President - Managing Director, Asia Pacific

Donald R. Lynam             58    Vice President - Air Conservation

Steven M. Mayer             53    Vice President & General Counsel

Alexander McLean            40    Vice President - Petroleum Additives

Ian A. Nimmo                55    Vice President - Global Marketing

Henry C. Page, Jr.          58    Vice President - Human Resources

Newton A. Perry             54    Vice President - Worldwide Refinery Chemicals

Ann M. Pettigrew            42    Vice President - Health, Safety & Environment

A. Prescott Rowe            59    Vice President - External Affairs

* Member of the Executive Committee
Thomas E. Gottwald is a son of Bruce C. Gottwald.

ADDITIONAL INFORMATION - OFFICERS OF THE COMPANY
The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders meeting (April 24, 1997). All such officers have been employed by the Company for at least the last five years, with the exception of Christopher Hicks, who joined the Company on May 1, 1994, after five years as a partner in the Washington law firm of Anderson, Hibey & Blair, three years prior thereto as general counsel of the U.S. Department of Agriculture, and five years prior thereto on the White House staff, including service as deputy assistant to the President.


Item 11. EXECUTIVE COMPENSATION
The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" concerning executive compensation is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information contained in the Proxy Statement under the caption "Stock Ownership"is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions," specifically in the last several paragraphs of such section, is incorporated herein by reference.

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The Consolidated Financial Statements of the Registrant, and related information, are included in Part II Item 8 on pages 25 through 42:

Consolidated Statements of Income for each of the three years in the period ended December 31, 1996 Consolidated Balance Sheets as of December 31, 1996 and 1995

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

Notes to Consolidated Financial Statements

Management's Report on the Financial Statements

Report of Independent Accountants

(a) (2) Financial Statement Schedules - none required

(a) (3) Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to
Item 601 of Regulation S-K:

3.1 Amended and Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference thereto).

3.2 By-laws of the registrant (filed as Exhibit 3.2 to the registrants Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference thereto).

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

10.6 Trust Agreement Between Ethyl Corporation and NationsBank of Georgia, N.A., as amended by Amendment No. 1.

11.1 Computation of Earnings Per Share.

11.2 Computation of PRO FORMA Earnings Per Share. (Texaco Additives 1996-1995)

11.3 Computation of PRO FORMA Earnings Per Share. (Albemarle  1994)

21   List of subsidiaries of the registrant.

23   Consent of Independent Certified Public Accountants.

99   Five Year Summary

(b) A Form 8-K was filed on March 15, 1996, announcing the February 29, 1996, acquisition of the worldwide lubricant additive business of Texaco Inc. A Form 8-K/A was filed on May 13, 1996, which provided the audited financial statements and the PRO FORMA financial statements related to the acquired business and to the combined company, respectively.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHYL CORPORATION
By:  /s/ Bruce C. Gottwald
        (Bruce C. Gottwald, Chairman of the Board)

Dated: March 5, 1997
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 5, 1997.

Signature                           Title
------------------------------------------------------------------------------------------------------
/s/ Bruce C. Gottwald               Chairman of the Board, Chairman of the Executive Committee,
   (Bruce C. Gottwald)              Chief Executive Officer and Director (Principal Executive Officer)

/s/ Charles B. Walker               Vice Chairman of the Board, Treasurer,
   (Charles B. Walker)              Chief Financial Officer and Director (Principal Financial Officer)

/s/ Wayne C. Drinkwater             Controller
   (Wayne C. Drinkwater)            (Principal Accounting Officer)

/s/ Thomas E. Gottwald              President, Chief Operating Officer and Director
   (Thomas E. Gottwald)

/s/ William W. Berry                Director
   (William W. Berry)

/s/ Phyllis Cothran                 Director
   (Phyllis L. Cothran)

/s/ Gilbert M. Grosvenor            Director
   (Gilbert M. Grosvenor)

/s/ S.B. Scott                      Director
   (Sidney Buford Scott)


                                EXHIBIT INDEX





Number and Name of Exhibit                    Page Number



(For consistency of cross referencing, the Form 10-K cover page is designated as page 10 and the Form 10-K runs from page 10 through page 45 with the five year summary on pages 47 and 48)

 3.1 Restated Articles of                     Incorporated by reference -
     Incorporation                            see Page 44

 3.2 By-laws                                  Incorporated by reference -
                                              see Page 44

 4.1 $500 million Credit Agreement,           Incorporated by reference -
      dated as of February 16, 1994,          see Page 44
      and Extension Agreement dated
      March 1, 1995

10.1 Bonus Plan                               Incorporated by reference -
                                              see Page 44

10.2 Incentive Stock Option                   Incorporated by reference -
     Plan                                     see Page 44

10.3 Non-Employee Directors' Stock            Incorporated by reference -
     Acquisition Plan                         see Page 44

10.4 Excess Benefit Plan                      Incorporated by reference -
     see Page 44

10.5 Supply Agreement between Ethyl           Incorporated by reference -
     Corporation & Associated Octel Company   see Page 44

10.6 Trust Agreement                          Pages 49 through 77

11.1 Computation of Earnings Per Share        Page 78

11.2 Computation of Pro Forma Earnings Per
     Share (Texaco Additives 1996-1995)       Page 79

11.3 Computation of Pro forma Earnings Per
     Share (Albemarle 1994)                   Page 80

21   List of Subsidiaries                     Page 81

23   Consent of Independent                   Page 82
     Certified Public Accountants

99   Five Year Summary                        Pages 47 and 48