Form 10-Q
period 1997-03-31
ETHYL CORP
filed 1997-05-07
CIK 33656

                                                           Page 1 of 13 pages

                                UNITED STATES
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



For Transition Period from                      to


For Quarter Ended March 31, 1997                 Commission File Number 1-5112

                              ETHYL CORPORATION
           (Exact name of registrant as specified in its charter)



              VIRGINIA                                     54-0118820
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


330 SOUTH FOURTH STREET
P. O. BOX 2189
RICHMOND, VIRGINIA                                             23218-2189
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

      Yes   X                                       No

Number of shares of common stock, $1 par value, outstanding as of April 30,
1997:   118,443,835.

                              ETHYL CORPORATION



                                  I N D E X


                                                                   Page
                                                                  Number


PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

   Consolidated Balance Sheets - March 31, 1997 and December
       31, 1996                                                   3 - 4

   Consolidated Statements of Income - Three Months
       Ended March 31, 1997 and 1996                                5

   Condensed Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1997 and 1996                   6

   Notes to Financial Statements                                  7 - 8

  ITEM 2.  Management's Discussion and Analysis of Results
       of Operations and Financial Condition                      9 - 11


PART II.  OTHER INFORMATION

   ITEM 4.  Submission of Matters to a Vote of Security Holders     12

   ITEM 5.  Other Information                                       12

   ITEM 6.  Exhibits and Reports on Form 8-K                        12

SIGNATURE                                                           13

      PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements


                     ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                                    March 31
                                                      1997       December 31
               ASSETS                              (unaudited)      1996
                                                  -----------   ------------
  Current assets:
    Cash and cash equivalents                    $    20,149   $    20,148
    Accounts receivable, less allowance for
      doubtful accounts (1997 - $2,365; 1996 -
      $2,375)                                        167,244       177,788
    Inventories:
      Finished goods and work-in-process             188,351       179,322
      Raw materials                                   21,796        21,498
      Stores, supplies and other                       9,997         9,782
                                                  -----------   ------------
                                                     220,144       210,602

    Deferred income taxes and prepaid expenses        24,639        18,627
                                                  -----------   ------------
        Total current assets                         432,176       427,165
                                                  -----------   ------------

  Property, plant and equipment, at cost             755,841       764,145
      Less  accumulated depreciation and
       amortization                                 (337,947)     (333,268)
                                                  -----------   ------------
        Net property, plant and equipment            417,894       430,877
                                                  -----------   ------------

  Other assets and deferred charges                  164,377       159,470
  Goodwill and other intangibles - net of
   amortization                                       72,475        77,657
                                                   ---------    ------------

  Total assets                                   $ 1,086,922   $ 1,095,169
                                                  ==========    ============








See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)

                                                    March 31
                                                     1997        December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY         (unaudited)      1996
                                                 ------------   ------------
Current liabilities:
  Accounts payable                             $    90,727     $    74,939
  Accrued expenses                                  57,764          64,167
  Cash dividends payable                            14,806          14,806
  Long-term debt, current portion                    6,714           6,701
  Income taxes payable                              29,319          20,298
                                                  --------      ----------
      Total current liabilities                    199,330         180,911

Long-term debt                                     303,019         325,480

Other noncurrent liabilities                        84,438          84,502

Deferred income taxes                               59,970          64,376

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,443,835 in 1997 and 1996           118,444         118,444
  Additional paid-in capital                         2,799           2,799
  Foreign currency translation adjustments          (7,407)         (1,888)
  Retained earnings                                326,329         320,545
                                                  --------      ----------
                                                   440,165         439,900
                                                  --------      ----------

Total liabilities and shareholders' equity     $ 1,086,922     $ 1,095,169
                                                 =========       =========

See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands Except Per Share Amounts)
                                 (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
    Net sales                                         $265,713   $ 242,185
    Cost of goods sold                                 189,688     166,128
                                                      --------    --------
       Gross profit                                     76,025      76,057
    Selling, general and administrative expenses        22,259      23,843
    Research, development and testing expenses          16,397      16,312
                                                      --------    --------
       Operating profit                                 37,369      35,902
    Interest and financing expenses                      5,298       5,925
    Other (income), net                                   (338)       (530)
                                                      --------    --------

    Income before income taxes                          32,409      30,507
    Income taxes                                        11,820      11,477
                                                      --------    --------
    Net income                                        $ 20,589   $  19,030
                                                       =======    ========

    Earnings per share                                $    .17   $     .16
                                                       =======     =======
    Shares used to compute earnings per share          118,444     118,456
                                                       =======     =======
    Cash dividends per share of common stock          $   .125   $    .125
                                                       =======     =======


    See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                         --------------------
                                                            1997        1996
                                                         --------    --------


 Cash and cash equivalents at beginning of year         $  20,148   $  29,972
                                                         --------    --------

 Cash flows from operating activities:
   Net income                                              20,589      19,030
   Adjustments to reconcile net income to cash flows
     from operating activities:
      Depreciation and amortization                        16,912      13,415
      Working capital decreases, net of effects from
        acquisition                                         5,314       4,047
      Other, net                                              (47)      1,107
                                                         --------    --------
        Cash provided from operating activities            42,768      37,599
                                                         --------    --------

 Cash flows from investing activities:
   Acquisition of business (net of $1,245 cash acquired)     -       (133,032)
   Capital expenditures                                    (5,607)    (10,162)
   Other, net                                                 145        (371)
                                                         --------    --------
        Cash used in investing activities                  (5,462)   (143,565)
                                                         --------    --------

 Cash flows from financing activities:
   Additional long-term debt                                 -        126,000
   Repayment of long-term debt                            (22,500)       -
   Cash dividends paid                                    (14,805)    (14,805)
                                                         --------    --------
        Cash (used in) provided from financing activities (37,305)    111,195
                                                         --------    --------

 Increase in cash and cash equivalents                          1       5,229
                                                         --------    --------


 Cash and cash equivalents at end of period             $  20,149   $  35,201
                                                         ========    ========

 See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1997 and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1996, Annual Report. The December 31, 1996, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. On February 29, 1996, the Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc., ("Texaco") including manufacturing and blending facilities, identifiable intangibles and working capital. The acquisition, accounted for under the purchase method, included a cash payment of $134.3 million and a future contingent payment of up to $60 million. The cash payment was financed primarily under the Company's revolving credit agreement. The payment of up to $60 million will become due on February 26, 1999, with interest payable on the contingent debt until such date. The actual amount of the contingent payment and total interest will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during the calendar years 1996 through 1998, as specified in the contingent note agreement. Texaco retained substantially all noncurrent liabilities.

       As the Company's 1996 financial statements only include one month of operations of the acquired lubricant additive business, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and the worldwide lubricant additives business of Texaco as if the acquisition had occurred as of January 1, 1996, giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of Ethyl had the acquired business operated as part of the Company for the three-month period ended March 31, 1996.


                                         Three Months Ended
                                              March 31
                                                1996
                                             ----------
          Net Sales                           $291,360
          Net Income                          $ 21,920
         Earnings Per Share                       $.19

                     ETHYL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)





3. Long-term debt consists of the following:     March 31        December 31
                                                   1997             1996
                                                 --------        -----------
   Variable-rate bank loans (average effective
    interest rate was 5.9% for the three-month
    period ended March 31, 1997 and for  the
    year 1996)                                   $276,500           $299,000

   8.6% to 8.86% Medium-Term Notes  due through
    2001                                           33,750             33,750
                                                  -------            -------
      Total long-term debt                        310,250            332,750
         Less unamortized discount                   (517)              (569)
                                                  -------            -------
      Net long-term debt                         $309,733           $332,181
         Less current portion                      (6,714)            (6,701)
                                                  -------            -------
      Long-term debt                             $303,019           $325,480
                                                  =======            =======


   (No portion of the contingent note payable principal related to the purchase of the lubricant additives business from Texaco has been recorded on the March 31, 1997 or December 31, 1996 consolidated balance sheets.)

4. Effective December 31, 1997, the Company will adopt Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share" which will supersede Accounting Principles Board ("APB") Opinion No. 15 "Earnings Per Share." This new statement requires that "basic earnings per share" be computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share," if different, reflect potential dilution if stock options or other contracts would result in the issue or exercise of additional shares of common stock that shared in the earnings. "Basic earnings per share" and "diluted earnings per share" will replace "primary earnings per share" and "fully diluted earnings per share," respectively, as described under APB Opinion No. 15, and must be reported on the income statement.

   FASB Statement No. 128 may not be adopted for quarterly periods prior to December 31, 1997, but supplemental pro forma disclosure of the impact of FASB Statement No. 128 may be reported.

   Presently, management does not anticipate any material change in the earnings per share amounts as a result of FASB Statement No. 128.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1996. The Company's results of operations for the first quarter of 1997 and the first quarter of 1996 include the results of the lubricant additives business of Texaco Inc. ("Texaco") since it was acquired on February 29, 1996, while the balance sheets at March 31, 1997, and December 31, 1996, include an allocation of the purchase price and other purchase accounting adjustments as well as borrowing used to finance the acquisition.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the market in general and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.


Results of Operations
First Quarter 1997 Compared to First Quarter 1996

Net sales for the first quarter of 1997 amounted to $265.7 million, up $23.5 million (10%) from $242.2 million in the 1996 first quarter. The increase in net sales was due to higher shipments ($25.3 million), partially offset by the impact of lower selling prices ($1.8 million). The increased sales reflected the inclusion of revenues from the worldwide lubricant additives business of Texaco for three months in the 1997 period versus only one month in the 1996 period, and also higher shipments of certain other lubricant and fuel additives as well as higher selling prices for lead antiknocks. These increases were partly offset by lower shipments of lead antiknocks, reflecting market decline as well as fluctuations in orders and shipping patterns, and slightly lower selling prices of lubricant and certain other fuel additives.

Cost of goods sold in 1997 of $189.7 million increased $23.6 million (14%) from $166.1 million in the 1996 quarter. The increase primarily reflected the inclusion of cost of goods sold of the worldwide lubricant additives business acquired from Texaco for three months in the 1997 quarter versus one month in the 1996 quarter. The overall increase was due to higher shipments ($28.3 million), primarily lubricant additives shipments partly offset by lower lead antiknock shipments, as well as the impact of lower costs ($4.7 million), including lower per unit raw material costs in the 1997 quarter.

Gross profit amounted to $76.0 million in 1997 versus $76.1 million in 1996. However, as a result of a 10% increase in net sales and a 14% increase in cost of goods sold in 1997 over 1996, the gross profit margin decreased to 28.6% in the 1997 quarter from 31.4% in the 1996 quarter. The lower margins mainly reflected a change in product mix, due to an increase in the extent to which sales and profits come from lubricant additives and nonlead fuel additives, and a net unfavorable foreign currency effect.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $38.7 million in the first quarter 1997, down $1.5 million from $40.2 million in the first quarter 1996, reflecting the Company's continuing application of strict cost controls. The decrease primarily results from lower expenses related to marketing activities for HITEC (R) 3000 performance additive ("MMT") and lower selling and administrative expenses for lead antiknocks. Research, development and testing expenses were about the same as in the prior period. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses decreased to 14.5% during the 1997 quarter from 16.6% during the 1996 quarter.

Operating profit in the 1997 quarter increased to $37.4 million, up $1.5 million (4%) from $35.9 million in the 1996 quarter. Most of the increase resulted from the benefit of the acquired lubricant additives business, offset in part by lower operating profit from lead antiknocks, lower margins in the 1997 quarter and an unfavorable foreign currency effect. The lower margins reflect a change in the product mix due to the increase in the extent to which profits come from lubricant additives and nonlead fuel additives. Profit from lead antiknocks for the second quarter of 1997 is expected to be below the second quarter of 1996 due to a declining market as well as continuing fluctuations in lead orders and shipping patterns.

Interest expense in 1997 decreased 11% to $5.3 million from $5.9 million in the 1996 quarter. The $0.6 million decline reflects approximately $0.1 million lower interest cost from lower average interest rates for variable-rate debt as well as approximately $0.6 million from a decrease in average debt outstanding, reflecting the use of the Company's strong cash flow to reduce long-term debt, offset to the extent of approximately $0.1 million by a reduction in the amount of interest costs capitalized.

Other income, net, decreased to $338 thousand in the 1997 quarter from $530 thousand other income, net, in the 1996 quarter. The decrease reflects changes in a number of immaterial nonoperating items.

Income Taxes

Income taxes in the first quarter 1997 increased 3% from the first quarter 1996, primarily due to a 6% increase in income before income taxes partly offset by the impact of a slightly lower effective income tax rate (36.5% in the 1997 quarter versus 37.6% in the 1996 quarter), primarily due to lower state income taxes.

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 1997, and year-end 1996 were about $20.1 million. Cash flows were more than sufficient to cover operating activities during the 1997 period. Cash flows from operating activities of $42.8 million, were used to cover capital expenditures of $5.6 million and cash dividends to shareholders of $14.8 million, as well as repayments of $22.5 million in long-term debt. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

The noncurrent portion of Ethyl's long-term debt amounted to $303.0 million at March 31, 1997, representing a decrease in long-term debt of about $22.5 million from December 31, 1996. The Company also has a contingent note associated with the 1996 lubricant additives acquisition of up to $60 million payable to Texaco. The actual amount due on the contingent note will be determined using an agreed upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company's long-term debt as a percent of total capitalization was approximately 40.8% at March 31, 1997, excluding the effect of the contingent note, compared to 42.5% at December 31, 1996. The Company targets a range of 30% to 50% for its long-term debt to total capitalization ratio, and currently intends to continue to utilize a portion of its cash flow to reduce long-term debt.

The Company's capital spending program over the next three to five years is expected to be somewhat higher than in 1996. Capital spending for environmental and safety projects on plant expansion and replacement related construction will likely be about the same as current levels. The capital spending is expected to be financed with cash provided from operations.


Recent Developments

In Canada, legislation was introduced in May 1995 in the Canadian Parliament to restrict the interprovincial transport of MMT in Canada as well as the import of MMT into Canada. The legislation passed the House of Commons in December 1996 and passed the Senate in April 1997. It was signed into law on April 25, 1997, and becomes effective after 60 days.

On September 10, 1996, the Company served notice of intent on the Canadian government that the Company intended to file a claim against the Canadian government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The NAFTA allows a company to bring before an arbitration panel claims against a NAFTA government for alleged violations of that country's obligations toward foreign investors as required by the Treaty. The Company's management contends the legislation violates Canada's obligations relating to national treatment and performance requirements and constitutes expropriation which would cause a significant impact on the Company's investment in Ethyl Canada, Inc., the Toronto-based subsidiary of Ethyl. The Company filed its NAFTA claim on April 14, 1997.

                         PART II - Other Information


ITEM 4.   Submission of Matters to a Vote of Security Holders



          At the annual meeting of shareholders held on April 24, 1997, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

          Director               Affirmative Votes            Votes Withheld
          --------               -----------------            --------------

          William W. Berry        107,201,216                  1,264,295

          Phyllis L. Cothran      107,173,694                  1,291,817

          Bruce C. Gottwald       107,204,681                  1,260,830

          Thomas E. Gottwald      107,203,909                  1,261,601

          Gilbert M. Grosvenor    107,196,730                  1,268,781

          Sidney Buford Scott     107,221,525                  1,243,986

          Charles B. Walker       107,190,565                  1,274,946

          The shareholders also approved the selection of Coopers & Lybrand as the Company's auditors with 108,097,127 affirmative votes, 209,486 votes against and 158,898 abstentions.



ITEM 5.   Other Information



          Refer to "Recent Developments" in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 11.

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



                                                 ETHYL CORPORATION
                                                   (Registrant)




Date:  May 5, 1997                               By:  s/ Charles B. Walker
                                                 Charles B. Walker
                                                 Vice Chairman of the Board,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Principal Financial Officer)



Date:  May 5, 1997                               By:  s/ Wayne C. Drinkwater
                                                 Wayne C. Drinkwater
                                                 Controller
                                                 (Principal Accounting Officer)