Form 10-Q
period 1997-06-30
ETHYL CORP
filed 1997-08-01
CIK 33656

Page 1 of 16 pages

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



For Transition Period from                      to


For Quarter Ended June 30, 1997                  Commission File Number 1-5112

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

Number of shares of common stock, $1 par value, outstanding as of July 31,
1997:   118,443,835.

                              ETHYL CORPORATION




                                  I N D E X

                                                                   Page
                                                                  Number



PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Consolidated Balance Sheets - June 30, 1997 and December
           31, 1996                                                3 - 4

    Consolidated Statements of Income - Three Months and Six
           Months Ended June 30, 1997 and 1996                       5

    Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1997 and 1996                   6

    Notes to Financial Statements                                  7 - 9

  ITEM 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition           10 - 14


PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                      15

     ITEM 6.  Exhibits and Reports on Form 8-K                       15

SIGNATURE                                                            16

      PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements


                     ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                                    June 30
                                                      1997     December 31
               ASSETS                             (unaudited)      1996
                                                  ----------    ----------

  Current assets:
    Cash and cash equivalents                    $    15,786   $    20,148
    Accounts receivable, less allowance for
      doubtful accounts (1997 - $2,375; 1996
       - $2,375)                                     153,706       177,788
    Inventories:
      Finished goods and work-in-process             183,102       179,322
      Raw materials                                   19,539        21,498
      Stores, supplies and other                      10,061         9,782
                                                  ----------    ----------
          Total inventories                          212,702       210,602

    Deferred income taxes and prepaid expenses        22,583        18,627
                                                  ----------    ----------
        Total current assets                         404,777       427,165
                                                  ----------    ----------

  Property, plant and equipment, at cost             760,657       764,145
      Less  accumulated depreciation and
        amortization                                (345,335)     (333,268)
                                                  ----------    ----------
        Net property, plant and equipment            415,322       430,877
                                                  ----------    ----------

  Prepaid pension cost, other assets
     and deferred charges                            170,538       159,470
  Goodwill and other intangibles - net of
    amortization                                      70,478        77,657
                                                  ----------    ----------

  Total assets                                   $ 1,061,115   $ 1,095,169
                                                  ==========    ==========





See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)

                                                  June 30
                                                   1997         December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)        1996
                                                ----------      ----------
Current liabilities:
  Accounts payable                             $    79,119     $    74,939
  Accrued expenses                                  61,048          64,167
  Cash dividends payable                            14,806          14,806
  Long-term debt, current portion                    6,727           6,701
  Income taxes payable                              16,165          20,298
                                                ----------      ----------
      Total current liabilities                    177,865         180,911
                                                ----------      ----------

Long-term debt                                     291,358         325,480

Other noncurrent liabilities                        84,834          84,502

Deferred income taxes                               59,285          64,376

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,443,835 in 1997 and 1996           118,444         118,444
  Additional paid-in capital                         2,799           2,799
  Foreign currency translation adjustments          (6,931)         (1,888)
  Retained earnings                                333,461         320,545
                                                ----------      ----------
                                                   447,773         439,900
                                                ----------      ----------

Total liabilities and shareholders' equity     $ 1,061,115     $ 1,095,169
                                                ==========      ==========

See accompanying notes to financial statements.

                           ETHYL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands Except Per Share Amounts)
                                       (Unaudited)



                                             Three Months Ended        Six Months Ended
                                                    June 30                   June 30
                                            --------------------       -------------------
                                               1997        1996          1997        1996
                                            --------    --------       -------    --------
Net sales                                   $269,336   $ 299,320      $535,049   $ 541,505
Cost of goods sold                           189,965     217,516       379,653     383,644
                                            --------    --------       -------    --------
   Gross profit                               79,371      81,804       155,396     157,861

Selling, general and administrative expenses  23,670      26,000        45,929      49,843
Research, development and testing expenses    16,395      17,716        32,792      34,028
                                            --------    --------       -------    --------

   Operating profit                           39,306      38,088        76,675      73,990

Interest and financing expenses                5,265       6,273        10,563      12,198
Other (income)/expense,  net                     (19)       (425)         (357)       (955)
                                            --------    --------       -------    --------
Income before income taxes                    34,060      32,240        66,469      62,747
Income taxes                                  12,122      12,128        23,942      23,605
                                             -------    --------       -------    --------

Net income                                  $ 21,938   $  20,112      $ 42,527   $  39,142
                                             =======    ========       =======    ========

Earnings per share                          $  .19     $   .17        $  .36     $   .33
                                             =======    ========       =======    ========

Shares used to compute earnings per share    118,448     118,448       118,446     118,452
                                             =======    ========       =======    ========

Cash dividends per share of common stock    $  .125    $   .125       $  .25     $   .25
                                             =======    ========       =======    ========


See accompanying notes to financial statements.


                     ETHYL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                 (Unaudited)

                                                          Six Months Ended
                                                               June 30
                                                        --------------------
                                                          1997        1996
                                                        --------    --------



Cash and cash equivalents at beginning of year         $  20,148   $  29,972
                                                        --------    --------

Cash flows from operating activities:
  Net income                                              42,527      39,142
  Adjustments to reconcile net income to cash flows
    from operating activities:
     Depreciation and amortization                        32,359      27,956
     Working capital decreases, net of effects from
      acquisition                                          7,214      24,355
     Other, net                                           (6,361)     (2,419)
                                                        --------    --------
       Cash provided from operating activities            75,739      89,034
                                                        --------    --------

Cash flows from investing activities:
  Acquisition of business (net of $1,245 cash acquired)     -       (134,615)
  Capital expenditures                                   (16,159)    (18,347)
  Other, net                                                (131)       (611)
                                                        --------    --------
       Cash used in investing activities                 (16,290)   (153,573)
                                                        --------    --------

Cash flows from financing activities:
  Repayment of long-term debt                            (34,200)       -
  Additional long-term debt                                 -        114,000
  Cash dividends paid                                    (29,611)    (29,611)
  Other, net                                                -           -
                                                        --------    --------
       Cash provided from (used in) financing activities (63,811)     84,389
                                                        --------    --------

(Decrease)increase in cash and cash equivalents           (4,362)     19,850
                                                        --------    --------


Cash and cash equivalents at end of period             $  15,786   $  49,822
                                                        ========    ========

See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1997 and the consolidated results of operations for the three and six-month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1996, Annual Report. The December 31, 1996, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.



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



         As the Company's June 30,1996, financial statements only include four months of operations of the acquired lubricant additive business, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and the worldwide lubricant additives business of Texaco as if the acquisition had occurred as of January 1, 1996, giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of Ethyl had the acquired business operated as part of the Company for the six-month period ended June 30, 1996.



                                           Six Months Ended
                                                June 30
                                                 1996
                                                -------

                             Net Sales          $590,680
                             Net Income         $ 40,674
                             Earnings Per Share     $.34

                     ETHYL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)


3. Long-term debt consists of the following:        June 30        December 31
                                                     1997             1996
                                                   --------         ---------
   Variable-rate bank loans (average effective
     interest rate was 6.0% for the six-month
     period ended June 30, 1997 and 5.9% for
     the year 1996)                                $264,800          $299,000
   8.6% to 8.86% Medium-Term Notes  due
     through 2001                                    33,750            33,750
                                                   --------          --------
      Total long-term debt                          298,550           332,750
         Less unamortized discount                     (465)             (569)
                                                   --------          --------
      Net long-term debt                           $298,085          $332,181
         Less current portion                        (6,727)           (6,701)
                                                   --------          --------
      Long-term debt                               $291,358          $325,480
                                                   ========          ========


 (No portion of the contingent note payable principal related to the purchase of the lubricant additives business from Texaco has been recorded on the June 30, 1997 or December 31, 1996 consolidated balance sheets.)


4. Recently Issued Accounting Standards:


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

                     ETHYL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
                   (In Thousands Except Per-Share Amounts)
                              (Unaudited)

4. Recently Issued Accounting Standards (cont'd.):

   FASB Statement No. 130, "Reporting Comprehensive Income" is effective for periods beginning after December 15, 1997, including interim periods.
   This Statement establishes standards for reporting "comprehensive income" in financial statements, either in the income statement or in a separate statement, and also requires display of "accumulated other comprehensive income" in a separate caption in the equity section of the balance sheet. Material components of accumulated other comprehensive income must also be disclosed in a statement or in notes to financial statements.

   FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for annual periods beginning after December 15, 1997, and for interim periods after the year of adoption. This statement establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company has not identified what impact, if any, Statement No. 131 will have on operating segments reported, or on the financial statements and related disclosures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1996. The Company's results of operations for the second quarter and six months of 1997 and the second quarter and six months of 1996 include the results of the lubricant additives business of Texaco Inc. ("Texaco") since it was acquired on February 29, 1996, while the balance sheets at June 30, 1997, and December 31, 1996, include an allocation of the purchase price and other purchase accounting adjustments as well as borrowing used to finance the acquisition.

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

Results of Operations
Second Quarter 1997 Compared to Second Quarter 1996

Net sales for the second quarter of 1997 amounted to $269.3 million, down $30.0 million (10%) from $299.3 million in the 1996 second quarter. The decrease in net sales was due to lower shipments ($26.7 million), and the impact of lower selling prices ($3.3 million). These decreases were caused by lower shipments of lead antiknocks, reflecting market decline as well as fluctuations in orders and shipping patterns, lower shipments and slightly lower selling prices of lubricant additives as well as somewhat lower selling prices of non-lead fuel additives. This was offset in part by higher shipments of non-lead fuel additives as well as higher selling prices for lead antiknocks.

Cost of goods sold in the 1997 quarter of $190.0 million decreased $27.6 million (13%) from $217.5 million in the 1996 quarter. The overall decrease was due to lower shipments ($17.7 million) primarily of lubricant additives and lead antiknocks, as well as the impact of lower costs ($9.9 million), including lower per unit raw material costs in the 1997 quarter. This was partly offset by higher shipments of certain non-lead fuel additives.

Gross profit amounted to $79.4 million in the 1997 quarter versus $81.8 million in the 1996 quarter. However, as a result of a 10% decrease in net sales and a 13% decrease in cost of goods sold in 1997 from 1996, the gross profit margin increased to 29.5% in the second quarter 1997 from 27.3% in the second quarter 1996. The higher gross profit margins mainly reflected reductions in fixed facilities costs and per unit raw material costs, as well as higher sales volumes of certain non-lead fuel additives. This was partly offset by the change in product mix, due to an increase in the extent to which sales and profits come from lubricant additives and non-lead fuel additives, and a net unfavorable foreign currency effect.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $40.1 million in the second quarter 1997, down $3.6 million from $43.7 million in the second quarter 1996, reflecting the Company's continuing application of strict cost controls. The decrease primarily results from lower expenses related to marketing activities for HiTEC (R) 3000 performance additive ("MMT") and overall lower selling and administrative expenses. Research, development and testing expenses were also down from the 1996 period. Even though these expenses are lower in 1997, as a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, increased to 14.9% during the 1997 quarter from 14.6% during the 1996 quarter reflecting the effect of lower 1997 sales.

Operating profit in the 1997 quarter increased to $39.3 million, up $1.2 million (3%) from $38.1 million in the 1996 quarter. Most of the increase results from the benefit of lower selling, general and administrative expenses, as well as lower research, development and testing expenses, and higher gross profit margins in the 1997 quarter, offset in part by lower operating profit from lead antiknocks and lubricant additives, and an unfavorable foreign currency effect. The higher margins were due to reductions in fixed facilities expenses and per unit raw material costs, and higher sales volumes of certain non-lead fuel additives, which were partly offset by a change in the product mix reflecting the increase in the extent to which profits come from lubricant additives and non-lead fuel additives.

Interest expense in 1997 decreased 16% to $5.3 million from $6.3 million in the 1996 quarter. The $1.0 million decline reflects approximately $1.6 million from a decrease in average debt outstanding, reflecting the use of the Company's cash flow to reduce long-term debt, offset by approximately
$0.2 million of higher interest cost from slightly higher average interest rates for variable-rate debt as well as $0.4 million from higher commitment and other fees.

Other income, net, decreased to $19 thousand in the 1997 quarter from $425 thousand other income, net, in the 1996 quarter. The decrease reflects changes in a number of immaterial nonoperating items.

Income Taxes

Income taxes in the second quarter 1997 were essentially unchanged from the second quarter 1996, in spite of a 6% increase in income before income taxes, because of the impact of a lower effective income tax rate (35.6% in the 1997 quarter versus 37.6% in the 1996 quarter), primarily due to lower state income taxes and other tax adjustments.

Six Months 1997 Compared to Six Months 1996

Net sales for the six months of 1997 amounted to $535.0 million, down $6.5 million (1%) from $541.5 million in the 1996 period. The decrease in net sales was mainly due to the impact of lower selling prices ($5.0 million). The volume of product shipments measured in metric tons increased but, due to product mix, the dollar impact of those shipments resulted in a $1.5 million decrease in net sales. The decreased sales reflected lower shipments of lead antiknocks, reflecting market decline as well as fluctuations in orders and shipping patterns, and lower selling prices of lubricant additives, reflecting the continued competitive pricing conditions in this business, as well as
lower selling prices for non-lead fuel additives.   This was partly offset by
higher shipments of lubricant and non-lead fuel additives as well as higher selling prices for lead antiknocks. Sales included revenues from the worldwide lubricant additives business acquired from Texaco for six months in the 1997 period versus only four months in the 1996 period.

Cost of goods sold in six months 1997 of $379.7 million decreased $3.9 million (1%) from $383.6 million in the 1996 quarter. The overall decrease was due to the impact of lower costs ($14.6 million) including lower per unit raw material costs in the 1997 period and lower lead antiknock shipments, largely offset by the effect of higher shipments ($10.7 million) primarily of lubricant additives and non-lead fuel additives. The costs included cost of goods sold of the worldwide lubricant additives business acquired from Texaco for six months in the 1997 period versus four months in the 1996 period.

Gross profit amounted to $155.4 million in 1997 versus $157.9 million in 1996. As a result of a 1% decrease in net sales and a 1% decrease in cost of goods sold in 1997 from 1996, the gross profit margin decreased slightly to 29.0% in the 1997 period from 29.2% in the 1996 period. The lower margins mainly reflected a change in product mix, due to an increase in the extent to which sales and profits come from lubricant additives and non-lead fuel additives, a net unfavorable foreign currency effect and the competitive pricing conditions in the lubricant additives business.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $78.7 million in the six months 1997, down $5.2 million from $83.9 million in the six months 1996, reflecting the Company's continuing application of strict cost controls. The decrease primarily results from lower expenses related to marketing activities for MMT and lower selling and administrative expenses for lead antiknocks. Research, development and testing expenses were down slightly from the prior period. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses decreased to 14.7% during the 1997 period from 15.5% during the 1996 period.

Operating profit in the 1997 period increased to $76.7 million, up $2.7 million (4%) from $74.0 million in the 1996 period. Most of the increase resulted from lower selling, general and other administrative expenses and the benefit of a full six months results from the acquired lubricant additives business, and higher profits from all major product groups other than antiknocks, substantially offset by lower operating profit from lead antiknocks, lower gross profit margins in the 1997 period and an unfavorable foreign currency effect. The lower gross profit margins reflect a change in the product mix due to the increase in the extent to which profits come from lubricant additives and non-lead fuel additives.

Interest expense in 1997 decreased 13% to $10.6 million from $12.2 million in the 1996 period. The $1.6 million decline reflects approximately a $1.9 million reduction from a decrease in average debt outstanding, reflecting the use of the Company's cash flow to reduce long-term debt, offset by approximately $0.2 million higher interest costs from higher average interest rates for variable-rate debt as well as $0.1 million by a reduction in the amount of interest costs capitalized and higher commitment and other fees.

Other income, net, decreased to $357 thousand in the 1997 period from $955 thousand other income, net, in the 1996 period. The decrease reflects changes in a number of immaterial nonoperating items.

Income Taxes

Income taxes in the first half of 1997 increased 1% from the first half 1996, primarily due to a 6% increase in income before income taxes which was largely offset by the impact of a lower effective income tax rate (36.0% in the 1997 period versus 37.6% in the 1996 period), primarily due to lower state income taxes and other tax adjustments.

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 1997, were about $15.8 million, down $4.3 million from $20.1 million at year-end 1996. Cash flows were more than sufficient to cover operating activities during the 1997 period. Cash flows from operating activities of $75.7 million, together with utilization of $4.3 million of cash on hand, were used to cover capital expenditures of $16.2 million and cash dividends to shareholders of $29.6 million, as well as repayments of $34.2 million in long-term debt. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

The noncurrent portion of Ethyl's long-term debt amounted to $291.4 million at June 30, 1997, representing a decrease in long-term debt of about $34.2 million from December 31, 1996. The Company also has a contingent note associated with the 1996 lubricant additives acquisition of up to $60 million payable to Texaco. The actual amount due on the contingent note will be determined using an agreed upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company's long-term debt as a percent of total capitalization was approximately 39.4% at June 30, 1997, excluding the effect of the contingent note, compared to 42.5% at December 31, 1996. The Company targets a range of 30% to 50% for its long-term debt to total capitalization ratio, and continues to utilize a portion of its cash flow to reduce long-term debt.

The Company's capital spending program over the next three to five years is expected to be somewhat higher than in 1996. Capital spending for environmental and safety projects on plant expansion and replacement related construction will likely be about the same as current levels. The Company's capital spending is expected to be financed with cash provided from operations.

Recent Developments

Profit from lead antiknocks for the second half of 1997 (especially the third quarter 1997) is expected to be significantly below the second half of 1996 due to a declining market as well as continuing fluctuations in lead orders and shipping patterns, which could cause the Company's overall earnings for the second half and full year 1997 to fall below the earnings for the same 1996 periods.

In Canada, legislation was introduced in May 1995 in the Canadian Parliament to restrict the interprovincial transport of MMT in Canada as well as the import of MMT into Canada. The legislation passed the House of Commons in December 1996 and passed the Senate in April 1997. It was signed into law on April 25, 1997, and became effective on June 23.

On September 10, 1996, the Company served notice of intent on the Canadian government that the Company intended to file a claim against the Canadian government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The NAFTA allows a company to bring before an arbitration panel claims against a NAFTA government for alleged violations of that country's obligations toward foreign investors as required by the Treaty. The Company's management contends the legislation violates Canada's obligations relating to national treatment and performance requirements and constitutes expropriation which would cause a significant impact on the Company's Toronto-based subsidiary. The Company filed its NAFTA claim on April 14, 1997. The arbitration process is proceeding on schedule.

                         PART II - Other Information





ITEM 5.	Other Information

        Refer to "Recent Developments" in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 14.

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





									ETHYL CORPORATION

		   (Registrant)



Date:  August 1, 1997                        By:  s/ Charles B. Walker
                                             Charles B. Walker
                                             Vice Chairman of the Board,
                                             Chief Financial Officer
                                             and Treasurer
                                             (Principal Financial Officer)





Date:  August 1, 1997                        By:  s/ Wayne C. Drinkwater
                                             Wayne C. Drinkwater
                                             Controller
                                             (Principal Accounting Officer)