Form 10-Q
period 1997-09-30
ETHYL CORP
filed 1997-11-14
CIK 33656

                                                            Page 1 of 126 pages

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

For Transition Period from                          to


For Quarter Ended September 30, 1997            Commission File Number 1-5112

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

                 Yes   X                                 No


Number of shares of common stock, $1 par value, outstanding as of October 31, 1997: 83,465,460

                              ETHYL CORPORATION




                                  I N D E X

                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1997 and
           December 31, 1996                                         3 - 4

     Consolidated Statements of Income - Three Months and Nine Months
           Ended September 30, 1997 and 1996                           5

     Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996               6

     Notes to Financial Statements                                   7 - 9



  ITEM 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition                   10 - 15


PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                        16

     ITEM 6.  Exhibits and Reports on Form 8-K                         16


SIGNATURE                                                              17

EXHIBIT INDEX                                                          18

EXHIBIT 4.1  $750 Million Amended and Restated Competitive Advance,
             Revolving Credit Facility and Term Loan Agreement      19 - 126

       PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements


                         ETHYL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                                       September 30
                                                          1997           December 31
                   ASSETS                              (unaudited)          1996
                                                      -------------     ------------
      Current assets:
        Cash and cash equivalents                    $    12,906       $    20,148
        Accounts receivable, less allowance for
            doubtful accounts (1997 - $2,367; 1996 -
              $2,375)                                    141,388           177,788
        Inventories:
            Finished goods and work-in-process           180,196           179,322
            Raw materials                                 20,629            21,498
            Stores, supplies and other                     9,294             9,782
                                                      -------------     ------------
          Total inventories                              210,119           210,602
                                                      -------------     ------------

        Deferred income taxes and prepaid expenses        27,906            18,627
                                                      -------------     ------------
            Total current assets                         392,319           427,165
                                                      -------------     ------------

      Property, plant and equipment, at cost             769,475           764,145
          Less  accumulated depreciation and
             amortization                               (355,890)         (333,268)
                                                      -------------     ------------
            Net property, plant and equipment            413,585           430,877
                                                      -------------     ------------

      Prepaid pension cost, other assets and
          deferred charges                               175,954           159,470
      Goodwill and other intangibles - net
          of amortization                                 71,292            77,657
                                                      -------------     ------------

      Total assets                                   $ 1,053,150       $ 1,095,169
                                                      =============     ============

    See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)

                                               September 30
                                                   1997         December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)        1996
                                                -----------     -----------
Current liabilities:
  Accounts payable                             $    85,251     $    74,939
  Accrued expenses                                  63,362          64,167
  Cash dividends payable                            14,806          14,806
  Long-term debt, current portion                    6,740           6,701
  Income taxes payable                               9,417          20,298
                                                -----------     -----------
      Total current liabilities                    179,576         180,911
                                                -----------     -----------

Long-term debt                                     275,596         325,480

Other noncurrent liabilities                        88,393          84,502

Deferred income taxes                               61,173          64,376

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 118,443,835 in 1997 and 1996           118,444         118,444
  Additional paid-in capital                         2,799           2,799
  Foreign currency translation adjustments         (10,332)         (1,888)
  Retained earnings                                337,501         320,545
                                                -----------     -----------
                                                   448,412         439,900
                                                -----------     -----------

Total liabilities and shareholders' equity     $ 1,053,150     $ 1,095,169
                                                ===========     ===========

See accompanying notes to financial statements.

                                         ETHYL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (In Thousands Except Per Share Amounts)
                                                     (Unaudited)


                                                                  Three Months Ended            Nine Months Ended
                                                                    September  30                 September  30
                                                               -----------------------       -----------------------
                                                                  1997          1996            1997          1996
                                                               ---------    ----------       ---------    ----------
    Net sales                                                 $  254,074   $   304,169      $  789,123   $   845,674
    Cost of goods sold                                           184,360       208,742         564,013       592,386
                                                               ---------    ----------       ---------    ----------
       Gross profit                                               69,714        95,427         225,110       253,288

    Selling, general and administrative expenses                  21,150        26,027          67,079        75,870
    Research, development and testing expenses                    15,883        18,105          48,675        52,133
                                                               ---------    ----------       ---------    ----------

       Operating profit                                           32,681        51,295         109,356       125,285

    Interest and financing expenses                                4,926         6,452          15,489        18,650
    Other income,  net                                              (590)         (303)           (947)       (1,258)
                                                               ---------    ----------       ---------    ----------

    Income before income taxes                                    28,345        45,146          94,814       107,893
    Income taxes                                                   9,499        16,661          33,441        40,266
                                                               ---------    ----------       ---------    ----------

    Net income                                                $   18,846   $    28,485      $   61,373   $    67,627
                                                               =========    ==========       =========    ==========

    Earnings per share                                        $      .16   $       .24      $      .52   $       .57
                                                               =========    ==========       =========    ==========

    Shares used to compute earnings per share                    118,450       118,444         118,447       118,449
                                                               =========    ==========       =========    ==========

    Cash dividends per share of common stock                  $     .125   $      .125      $     .375   $      .375
                                                               =========    ==========       =========    ==========


    See accompanying notes to financial statements.




                     ETHYL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                 (Unaudited)

                                                        Nine Months Ended
                                                            September 30
                                                        --------------------
                                                          1997        1996
                                                        --------    --------

Cash and cash equivalents at beginning of year         $  20,148   $  29,972

Cash flows from operating activities:
  Net income                                              61,373      67,627
  Adjustments to reconcile net income to cash flows
    from operating activities:
     Depreciation and amortization                        46,887      43,116
     Working capital decreases, net of effects from
       acquisition                                        16,372      35,151
     Other, net                                           (9,383)      1,139
                                                        --------    --------
       Cash provided from operating activities           115,249     147,033
                                                        --------    --------

Cash flows from investing activities:
  Acquisition of business (net of $1,245 cash acquired)     -       (133,032)
  Capital expenditures                                   (28,446)    (23,804)
  Other, net                                                 372      (2,123)
                                                        --------    --------
       Cash used in investing activities                 (28,074)   (158,959)
                                                        --------    --------

Cash flows from financing activities:
  Repayment of long-term debt                            (50,000)       -
  Additional long-term debt                                 -         59,000
  Cash dividends paid                                    (44,417)    (44,416)
                                                        --------    --------
       Cash (used in) provided from financing activities (94,417)     14,584
                                                        --------    --------

(Decrease)increase in cash and cash equivalents           (7,242)      2,658
                                                        --------    --------

Cash and cash equivalents at end of period             $  12,906   $  32,630
                                                        ========    ========

See accompanying notes to financial statements.

                     ETHYL CORPORATION AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1997, and the consolidated results of operations for the three and nine- month periods ended September 30, 1997 and 1996, and the consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1996, Annual Report. The December 31, 1996, consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.


2. On August 26, 1997, the Company announced a tender offer to purchase up to 35.0 million shares of its common stock (about 30% of the approximately 118.4 million shares outstanding) at prices not in excess of $9.25 nor less than $7.75 per share. The Offer expired on September 25, 1997, with approximately 35.5 million shares tendered. On October 2, 1997, the Company purchased 34,999,995 shares at $9.25 per share, with the purchase price and related costs totaling about $330.0 million. The purchase was financed under the Company's new $900,000,000 Competitive Advance, Revolving Credit Facility and Term Loan Agreement which increased the committed funds available for borrowing. Subsequently, the Company has elected to reduce the committed funds under that Agreement to $750,000,000 and, accordingly, has entered into an Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement.


        On February 29, 1996, the Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc. ("Texaco"), including manufacturing and blending facilities, identifiable intangibles and working capital. The acquisition, accounted for under the purchase method, included a cash payment of $134.3 million and a future contingent payment of up to $60 million. The cash payment was financed primarily under the Company's revolving credit agreement.
        The payment of up to $60 million will become due on February 26, 1999, with interest payable on the contingent debt until such date. The actual amount of the contingent payment and total interest will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during the calendar years 1996 through 1998, as specified in the contingent note agreement. Texaco retained substantially all noncurrent liabilities.


        As the Company's financial statements do not include any effects of the purchase of the 34,999,995 shares, and the 1996 financial statements only include seven months of operations of the acquired lubricant additives business, the following selected unaudited pro forma information is being provided to present a summary of the financial position and results of operations of the Company as if the purchase of shares and the acquisition of the Texaco worldwide

                     ETHYL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)


        lubricant additives business had occurred as of January 1, 1996. The pro forma information gives effect to adjustments for the reduction in outstanding shares, additional debt, interest expense and related income tax impact that would have been incurred to finance the purchase of the shares. The pro forma information for the nine months ended September 30, 1996, also includes the combined operations of the Company and the worldwide lubricant additives business acquired from Texaco for nine months, giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of the Company had the purchase of shares occurred on January 1, 1996, and had the acquired business been part of the Company for the nine months ended September 30, 1996.


                                        Nine Months Ended    Nine Months Ended
                                        September 30, 1997   September 30, 1996
                                        ------------------   ------------------

        Net Sales                             $789,123             $894,849
        Net Income                            $ 51,222             $ 58,882
        Earnings Per Share                        $.61                 $.71
        Shares used to compute
         earnings per share                     83,447               83,449



                                        September 30, 1997
                                        ------------------

        Long-term debt                         $602,896
        Shareholders' equity                   $121,112
        Long-term debt as a percent
          of capitalization                        83.3%



3.      Long-term debt consists of the following:   September 30    December 31
                                                        1997           1996
                                                    ------------    -----------
        Variable-rate bank loans (average effective
         interest rate was 6.0% for the nine-month
         period ended September 30, 1997 and 5.9%
         for  the year 1996)                          $249,000        $299,000
        8.6% to 8.86% Medium-Term Notes  due through
         2001                                           33,750          33,750
                                                       -------         -------
            Total long-term debt                       282,750         332,750
              Less unamortized discount                   (414)           (569)
                                                       -------         -------
            Net long-term debt                         282,336         332,181
              Less current portion                      (6,740)         (6,701)
                                                       -------         -------
            Long-term debt                            $275,596        $325,480
                                                       =======         =======



        (Long-term debt does not include any impact of the $60 million contingent note related to the purchase of the lubricant additives business from Texaco Inc.)

        (Also, see note 2)

                     ETHYL CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (Cont'd.)
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)



4.      Recently Issued Accounting Standards:

        Effective December 31, 1997, the Company will adopt Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings
        Per Share" which will supersede Accounting Principles Board
        ("APB") Opinion No. 15 "Earnings Per Share." This new statement requires that "basic earnings per share" be computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share," if different, reflects potential dilution if stock options or other contracts would result in the issue or exercise of additional shares of common stock that share in the earnings. "Basic earnings per share" and "diluted earnings per share" will replace "primary earnings per share" and "fully diluted earnings per share," respectively, as described under APB Opinion No. 15, and must be reported on the income statement.

        FASB Statement No. 128 may not be adopted for quarterly periods prior to December 31, 1997, but supplemental pro forma disclosure of the impact of FASB Statement No. 128 may be reported. Presently, management does not anticipate any material change in the earnings per share amounts as a result of FASB Statement No. 128.



        FASB Statement No. 130, "Reporting Comprehensive Income" is effective for periods beginning after December 15, 1997, including interim periods. This Statement establishes standards for reporting "comprehensive income" in financial statements, either in the income statement or in a separate statement, and also requires display of "accumulated other comprehensive income" in a separate caption in the equity section of the balance sheet. Material components of accumulated other comprehensive income must also be disclosed in a statement or in notes to financial statements. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to financial statements.



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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1996. The Company's results of operations for the third quarter and nine months of 1997 and the third quarter and nine months of 1996 include the results of the lubricant additives business of Texaco Inc. ("Texaco") since it was acquired on February 29, 1996, while the balance sheets at September 30, 1997, and December 31, 1996, include an allocation of the purchase price and other purchase accounting adjustments as well as borrowings used to finance the acquisition.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the market in general and significant changes in new product introduction.

Results of Operations
Third Quarter 1997 Compared to Third Quarter 1996

Net sales for the third quarter of 1997 amounted to $254.1 million, down $50.1 million (16%) from $304.2 million in the 1996 third quarter. The decrease in net sales was due to lower shipments ($35.4 million), and the impact of lower selling prices ($14.7 million) which included an unfavorable foreign currency effect. These decreases were caused by lower shipments and slightly lower selling prices of lead antiknocks, reflecting market decline as well as fluctuations in orders and shipping patterns, and lower shipments and lower selling prices of most major petroleum additives products.

Cost of goods sold in the 1997 quarter of $184.4 million decreased $24.4 million (12%) from $208.7 million in the 1996 quarter. The overall decrease was due to lower shipments ($18.8 million) primarily of petroleum additives and lead antiknocks, as well as the impact of lower costs ($5.6 million) in the 1997 quarter including a favorable foreign currency effect and net lower per unit raw material costs. Lower costs of petroleum additives were partly offset by higher costs of antiknocks.

Gross profit amounted to $69.7 million in the 1997 quarter versus $95.4 million in the 1996 quarter. As a result of a 16% decrease in net sales and a 12% decrease in cost of goods sold in 1997 from 1996, the gross profit margin decreased to 27.4% in the third quarter 1997 from 31.4% in the third quarter

1996. The lower margins mainly reflected reductions in shipments and margins of antiknocks and a change in product mix due to an increase in the extent to which sales and profits come from petroleum additives, as well as a net unfavorable foreign currency effect.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $37.0 million in the third quarter 1997, down $7.1 million from $44.1 million in the third quarter 1996, reflecting the Company's continuing application of strict cost controls. The decrease primarily results from overall lower selling and administrative expenses and research, development and testing expenses than in the 1996 period. Even though selling, general and administrative expenses combined with research, development and testing expenses are 16% lower in 1997, as a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses, increased slightly to 14.6% during the 1997 quarter from 14.5% during the 1996 quarter reflecting the effect of a slightly greater reduction in 1997 sales than in expenses.

Operating profit in the 1997 quarter decreased to $32.7 million, down $18.6 million (36%) from $51.3 million in the 1996 quarter. Most of the decrease results from lower shipments and somewhat lower antiknock gross profit margins in the 1997 quarter, as well as lower operating profit from lower shipments of petroleum additives, and an unfavorable foreign currency effect. Lower overall profit margins reflect a change in the product mix due to the increase in the extent to which profits come from petroleum additives.

Interest expense in 1997 decreased 24% to $4.9 million from $6.5 million in the 1996 quarter. The $1.6 million decline reflects approximately $1.7 million from a decrease in average debt outstanding, reflecting the use of the Company's cash flow to reduce long-term debt, and $0.2 million from additional interest costs capitalized, offset by approximately $0.2 million by higher interest cost from slightly higher average interest rates for variable-rate debt as well as $0.1 million from higher commitment and other fees.

Other income, net, increased to $590 thousand in the 1997 quarter from $303 thousand other income, net, in the 1996 quarter. The increase reflects changes in a number of immaterial non-operating items.

Income Taxes

Income taxes in the third quarter 1997 were $9.5 million, down (43%) from $16.7 million in the third quarter 1996, due primarily to a 37% decrease in income before income taxes, but also reflecting the impact of a lower effective income tax rate (33.5% in the 1997 quarter versus 36.9% in the 1996 quarter), primarily due to settlement of certain tax issues with the Internal Revenue Service as well as lower state income taxes.

Nine Months 1997 Compared to Nine Months 1996

Net sales for the nine months of 1997 amounted to $789.1 million, down $56.6 million (7%) from $845.7 million in the 1996 period. The decrease in net sales was due to the impact of changes in volumes, including changes in product mix, ($38.5 million) and lower selling prices ($18.1 million) which included an unfavorable foreign currency effect. The overall volume of total product shipments increased but, due to product mix, the dollar impact of those shipments resulted in $38.5 million of the $56.6 million decrease in net sales. The decreased sales reflected lower shipments of lead antiknocks, reflecting market decline and fluctuations in orders and shipping patterns, as well as lower shipments of other antiknocks, and lower selling prices of petroleum additives, reflecting the competitive pricing conditions in this business. This was partly offset by higher shipments of petroleum additives as well as slightly higher selling prices for lead antiknocks. Sales included revenues from the worldwide lubricant additives business acquired from Texaco for nine months in the 1997 period versus only seven months in the 1996 period.

Cost of goods sold for nine months 1997 of $564.0 million decreased $28.4 million (5%) from $592.4 million in the 1996 quarter. The overall decrease was due in part to the impact of the favorable foreign currency effect on costs incurred in foreign (mainly European) currencies, the efficiency of strict management of product supply procedures and lower per unit raw material costs ($19.3 million) in the 1997 period and lower shipments ($9.1 million). The lower costs were in petroleum additives. While lead and other antiknock shipments were lower, shipments of petroleum additives increased. The costs included cost of goods sold of the worldwide lubricant additives business acquired from Texaco for nine months in the 1997 period versus seven months in the 1996 period.

Gross profit amounted to $225.1 million in 1997 versus $253.3 million in 1996. As a result of a 7% decrease in net sales and a 5% decrease in cost of goods sold in 1997 from 1996, the gross profit margin decreased to 28.5% in the 1997 period from 30.0% in the 1996 period. The lower margins mainly reflected a change in product mix, due to an increase in the extent to which sales and profits come from petroleum additives, a net unfavorable foreign currency effect and the competitive pricing conditions in the petroleum additives business.

Selling, general and administrative expenses combined with research, development and testing expenses amounted to $115.8 million in the nine months 1997, down $12.2 million from $128.0 million in the nine months 1996, reflecting the Company's continuing application of strict cost controls. The decrease included the overall benefit from cost controls as well as lower expenses related to marketing activities for the Company's manganesed-based octane improver, HiTEC(R) 3000 performance additive ("MMT") and lower selling and administrative expenses for lead antiknocks. Research, development and testing expenses were also down from the prior period. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expense decreased to 14.7% during the 1997 period from 15.1% during the 1996 period.

Operating profit in the 1997 period decreased to $109.4 million, down $15.9 million (13%) from $125.3 million in the 1996 period. Most of the decrease resulted from lower lead antiknock shipments, partly offset by improvements in all other major product lines, including the benefit of the acquired lubricant additives business, and lower selling, general and administrative expenses. The lower profit margins reflect a change in the product mix due to the increase in the extent to which profits come from petroleum additives.

Interest expense in 1997 decreased 17% to $15.5 million from $18.7 million in the 1996 period. The $3.2 million decline reflects approximately a $3.6 million reduction from a decrease in average debt outstanding, reflecting the use of the Company's cash flow to reduce long-term debt, offset by approximately $0.3 million higher interest costs from higher average interest rates for variable-rate debt as well as $0.1 million by a reduction in the amount of interest costs capitalized and higher commitment and other fees.

Other income, net, decreased to $.9 million in the 1997 period from $1.3 million other income, net, in the 1996 period. The decrease reflects lower interest income on short term securities as well as changes in a number of immaterial non-operating items.

Income Taxes

Income taxes in the nine months of 1997 decreased 17% from the nine months of 1996, primarily due to a 12% decrease in income before income taxes, as well as the impact of a lower effective income tax rate (35.3% in the 1997 period versus 37.3% in the 1996 period), primarily due to settlement of certain issues with the Internal Revenue Service as well as lower state income taxes and other tax adjustments.

Financial Condition and Liquidity

Cash and cash equivalents at September 30, 1997, were about $12.9 million, down $7.2 million from $20.1 million at year-end 1996. Cash flows were more than sufficient to cover operating activities during the 1997 period. Cash flows from operating activities of $115.2 million, together with utilization of $7.2 million of cash on hand and about $0.4 of other items, were used to cover capital expenditures of $28.4 million and cash dividends to shareholders of $44.4 million, as well as repayments of $50.0 million in long-term debt. Management anticipates that cash provided from operations in the future will be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

The non-current portion of Ethyl's long-term debt amounted to $275.6 million at September 30, 1997, representing a decrease in long-term debt of about $50.0 million from December 31, 1996. The Company also has a contingent note associated with the 1996 lubricant additives acquisition of up to $60 million payable to Texaco. The actual amount due on the contingent note will be determined using an agreed upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company's long-term debt as a percent of total capitalization was approximately 38.1% at September 30, 1997, excluding the effect of the contingent note, compared to 42.5% at December 31, 1996. The Company continues to utilize a portion of its cash flow to reduce long-term debt.

The Company's capital spending program over the next three to five years is expected to be somewhat higher than in 1996. Capital spending for environmental and safety projects on plant expansion and replacement related construction will likely be about the same as current levels. The capital spending is expected to be financed with cash provided from operations.

A discussion of recent changes in the Company's debt structure is included in the Recent Developments section.

Recent Developments

Profit from lead antiknocks for 1997 is expected to be significantly below the profit for 1996 due to the market declining faster than anticipated as well as continuing fluctuations in lead orders. This is expected to cause the Company's overall earnings for 1997 to fall below overall earnings for 1996.

In Canada, legislation was introduced in May 1995 in the Canadian Parliament to restrict the interprovincial transport of the Company's manganesed-based octane improver, HiTEC(R) 3000 performance additive ("MMT") in Canada as well as the import of MMT into Canada. The legislation passed the House of Commons in December 1996 and passed the Senate in April 1997. It was signed into law on April 25, 1997, and became effective on June 23.

On September 10, 1996, the Company served notice of intent on the Canadian government that the Company intended to file a claim against the Canadian government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The NAFTA allows a company to bring before an arbitration panel claims against a NAFTA government for alleged violations of that country's obligations toward foreign investors as required by the Treaty. The Company's management contends the legislation violates Canada's obligations relating to national treatment and performance requirements and constitutes expropriation which would cause a significant impact on the Company's Toronto-based subsidiary. The Company filed its NAFTA claim on April 14, 1997. The arbitration process is proceeding.

On August 26, 1997, the Company announced a tender offer to purchase up to
35.0 million shares of its common stock (about 30% of the approximately 118.4 million shares outstanding) at prices not to exceed $9.25 per share. The
Offer expired on September 25, 1997, with approximately 35.5 million shares being tendered. On October 2, 1997, the Company purchased 34,999,995 shares at $9.25 per share, with the purchase price and related costs totaling about $330.0 million, which was financed under the Company's new Competitive Advance, Revolving Credit Facility and Term Loan Agreement. (Pro forma information, including long-term debt aggregating approximately $602.9 million, is disclosed in Note 2 of the Notes to Financial Statements on Page 7.)

The Company has elected to reduce the committed funds available for borrowing with its principal lender from $900 million to $750 million and, accordingly, has entered into an Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement dated November 14, 1997, which reflects that reduction.

The reduction in shares outstanding, together with the recently announced reduction in the annual dividend from $.50 per share to $.25 per share, significantly improves future cash flow amounts available for debt reduction and other corporate purposes.

The Company now has approximately 83.4 million shares of its common stock outstanding. Under existing authorization by its board of directors, the Company has the authority to purchase up to approximately 14.2 million additional shares. Any future purchases may be through open market transactions, private transactions, or tender offers, and will depend on many factors, including the market price of the shares, the Company's financial position, and general economic and market conditions.

                         PART II - Other Information

ITEM 5.	Other Information



        Refer to "Recent Developments" in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 14.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits - 4.1 - $750 million Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement dated as of November 14, 1997.

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.








                                              ETHYL CORPORATION
                                               (Registrant)




Date:  November 14, 1997                      By:  s/ J. Robert Mooney
                                              J. Robert Mooney
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



Date:  November 14, 1997                       By:  s/ Wayne C. Drinkwater
                                               Wayne C. Drinkwater
                                               Controller
                                               (Principal Accounting Officer)

                               EXHIBIT  INDEX



                                                                 Page
                                                                Number


Number and Name of Exhibit

Exhibit 4.1    $750 Million Amended and Restated Competitive
               Advance, Revolving Credit Facility and Term
               Loan Agreement                                   19-126