Form 10-K
period 1997-12-31
ETHYL CORP
filed 1998-03-24
CIK 33656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                               (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                       or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                       Yes  X                        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1998: $446,308,416.25.* Number of shares of Common Stock outstanding as of January 31, 1998: 83,465,460.

*In determining this figure, an aggregate of 21,370,376 shares of Common Stock reported in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on January 30, 1998, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ethyl Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I


Item 1. BUSINESS

DESCRIPTION OF BUSINESS
Ethyl Corporation (the "Company") is incorporated in Virginia and is a major developer, manufacturer, blender and marketer of products in the petroleum additives industry. Lubricant additive products include additives for passenger-car and diesel crankcase lubricants, as well as railroad engine oils, automatic transmission fluids and lubricants for gears and hydraulic and industrial equipment. Fuel additive (non-antiknock) products include additives for gasoline, diesel fuels, and home heating oils. Antiknock products include lead and manganese additives for gasoline. The Company has about 1,500 employees.

Recent Developments

On December 31, 1997, the Company completed the sale of a Belgian subsidiary, which operated a manufacturing and blending facility at Gent, Belgium, reflecting the Company's program of consolidation of its global petroleum additives manufacturing operations.
     On October 2, 1997, the Company repurchased almost 35 million shares of its outstanding common stock. The transaction is discussed in Note 2 of Notes to Financial Statements on pages 32 and 33.
     On February 29, 1996, the Company purchased the worldwide lubricant additives business of Texaco Inc. ("Texaco"). The acquisition furthered the consolidation of the petroleum additives industry. The purchase transaction is discussed in Note 2 of Notes to Financial Statements on pages 32 and 33.
     The following discussion of the Company's businesses as of December 31, 1997, should be read in conjunction with the information contained in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" section beginning on page 16.

Manufacturing and Blending

     The Company manufactures and blends a broad range of performance-enhancing additives for motor fuels and lubricating oils. Most sales of fuel additives for gasoline, diesel fuels and heating oils are directly to petroleum refiners and marketers, terminals and blenders. Lubricant additive packages are sold directly to companies producing finished oils and fluids in the United States and throughout the world. The processes and technologies for most of Ethyl's products were developed in the Company's research and development laboratories, although some technology was obtained from acquired businesses.
     The Company manufactures and blends most of its lubricant additives and non-antiknock fuel additives in the United States but also has manufacturing and blending facilities in Belgium, Canada and Brazil and obtains some products under long-term supply agreements (discussed on page 14). The Company obtains lead antiknock fuel additives under a long-term supply agreement with The Associated Octel Company Ltd. of London, England ("Octel") (discussed on pages 14 and 19), and its manganese-based antiknock fuel additive under a long-term supply agreement with Albemarle Corporation (discussed on pages 14 and 19). The Company receives its olefin copolymer viscosity index improver under a long-term supply agreement with DSM Copolymer, Inc. (discussed on page 14).

Competition

The Company's worldwide market for lubricant additives and non-antiknock fuel additives is highly competitive. Some market areas are mature regions, such as the U.S. and Western Europe, having large but saturated additive markets with relatively homogeneous additive specifications and requirements which change periodically. Other market areas, such as Latin America and parts of Asia Pacific, have additive specifications and requirements that vary from country to country but offer greater growth potential. Some market areas involve numerous competitors, while others involve only a few. The competitors are both larger and smaller than the Company in terms of resources and market shares.
     Competition and specification and regulatory changes in connection with all of the Company's additives products require continuing investments in research, development and testing of new products or leading technologies, in continuing product and process improvements and in providing specialized customer services.
     The Company's antiknock products are also in a competitive environment. Further, government regulations restrict use of lead antiknock compounds in some of the largest and most developed automotive markets, and the worldwide lead antiknock market is declining as use of unleaded gasoline continues to grow. In the lead antiknocks market, there is one major competitor, with a greater market share, and there are a few smaller ones. The Company continues marketing efforts for its HiTEC(R) 3000 performance additive in countries around the world.

Lubricant Additive Products

Lubricant additives extend the useful life of lubricants and assist them in preventing wear and corrosion of metallic parts, protecting seals, allowing metallic parts to withstand extremely high temperatures and pressures and increasing adhesion of oils to metallic parts. Lubricant additives are used in oils, fluids and greases for over-the-road and off-highway vehicles, aircraft, power tools and marine, railroad and industrial equipment and machinery requiring lubrication, thereby extending equipment life. Lubricant additives are used in meeting government regulations and original equipment manufacturers' specifications and standards, including improving fuel economy.
     Lubricant additives include packages for (a) passenger-car motor oils for gasoline engines, heavy-duty diesel oils for diesel-powered vehicles, diesel oils for locomotive, marine and stationary power engines and oils for two-cycle engines, and (b) automatic transmission fluids, automotive and industrial gear oils, hydraulic fluids and industrial oils; as well as components for engine oil and other additive packages such as (i) antioxidants to resist high-temperature degradation, (ii) antiwear agents to protect metal surfaces from abrasion, (iii) detergents to prevent carbon and varnish deposits from forming on engine parts,
(iv) dispersants to keep engine parts clean by suspending insoluble products of fuel combustion and oil oxidation, (v) friction reducers to facilitate movement,
(vi) pour-point depressants to enable oils to flow at cold temperatures, (vii) corrosion inhibitors to protect metal parts and (viii) viscosity index improvers to provide uniform flow properties over a wide range of temperatures.

Fuel Additive Products

Fuel additives (non-antiknocks) increase the quality of gasolines and diesel fuel by retaining the quality of fuel over time, maintaining engine cleanliness, protecting metals, reducing friction and wear, lowering emissions and increasing the level of cetane of diesel fuel. Fuel additives are used by refiners to meet regulations and standards, including those requiring reduced exhaust emissions. Additives also are used in fuels for over-the-road and off-highway vehicles, jet and piston aircraft, as well as railroad, marine and other gasoline, diesel or synfuel-powered engines and also in home heating oil.
     Fuel additives include cetane improvers to improve the combustion properties and power delivery of diesel fuels; amine stabilizers and hindered phenolic antioxidants to prevent thermal degradation during storage and transport; corrosion inhibitors to prevent failures during fuel storage and pumping; cold flow improvers to enhance diesel fuel pumping under cold-weather conditions; detergent packages to keep carbon deposits from forming on fuel injectors, intake valves, carburetors and combustion chambers; lubricity agents; and a conductivity modifier to neutralize static charge buildup in fuel and products for home heating oils. The Company also markets Greenburn(R) combustion products, an environmentally friendly line of proprietary products designed for the diesel fuel, home heating oil and power generation fuel markets worldwide. Greenburn(R) combustion products contain HiTEC(R) 3000 performance additive.

Antiknocks

Antiknocks improve the quality of gasolines by increasing the level of octane of gasoline. Antiknock products include lead and manganese antiknock compounds to increase octane and prevent power loss due to early or late combustion (engine knock) in gasoline engines. These additives are used in over-the-road and off-highway vehicles and piston aircraft.
     Lead antiknock compounds, sold to petroleum refiners in many countries around the world, remain one of the Company's largest product lines. Although volatile competitive market conditions make estimation difficult, the Company estimates that it accounts for appoximately 25% of the total worldwide sales of lead antiknock compounds.
     Lead antiknock compounds have been subject to regulations restricting the amount of the product that can be used in motor gasoline. These regulations began in the United States in the 1970s and have slowly spread to other countries. Today, the use of lead antiknock compounds for motor gasoline has been eliminated in the U.S. and Canada, though use in certain other applications continues in these countries. As the Company has forecast and planned, the market for lead antiknock compounds continues to decline as the use of unleaded gasoline grows and regulations limit use of leaded gasoline.
     The Company also sells a manganese-based antiknock compound, HiTEC(R) 3000 performance additive ("MMT"), which is used primarily in conventional unleaded gasoline. The compound is manufactured by Albemarle Corporation under a long-term supply contract with Ethyl. MMT is being marketed for sale in conventional unleaded gasoline in the U.S., Canada and other countries around the world. The product is gaining acceptance, but it is not practicable at this time to predict the impact on sales or profits.

Raw Materials

Major raw materials used by the Company include process oil, polybutene, alcohols (including 2-ethyl-1-hexanol), antioxidants, phenates and olefins, as well as electricity and natural gas as fuels, which are purchased or provided under supply contracts at prices the Company believes are competitive.

Product Developments

The market for lubricant additives, as well as fuel additives has been experiencing significant changes as a result of market and regulatory demands. The demands for better fuel economy, reduced emissions and cleaner oils have led to new equipment design and more stringent performance requirements. Such requirements mean reformulation of many products, new product development and more product qualification tests.
     Recent product developments include formulated additive packages meeting new industry specifications for passenger-car motor oils, gear oils and gasoline that protects intake valve systems. In 1997, Ethyl also developed and commercialized several new fuel additive products, including a new gasoline performance additive for global markets and a new heavy duty premium diesel performance additive for North American markets. New automotive gear and automatic transmission and hydraulic fluid additives have been developed to enable Ethyl to expand its position in world markets. In addition, Ethyl has continued to grow its participation in the European crankcase additives market by launching new products specifically designed to meet the requirements of the Association des Constructeurs Europeens d'Automobiles ("ACEA") specifications.
     These developments reflect the Company's major ongoing effort to expand and improve its product lines and expand targeted geographic distribution of its petroleum additive products. As part of this effort, the Company has been conducting a product line review and integration process in order to take full advantage of the technology obtained through the acquisition of the worldwide lubricant additives business of Texaco.
     To maintain and enhance a responsive worldwide product supply network for its petroleum additives, the Company has selectively expanded manufacturing capacity for certain products and has constructed new or replacement manufacturing capacity for others. Some of the new capacity replaced contract production of certain products. Selectively expanding capacity and replacing capacity for certain products, as well as ceasing production at and mothballing or selling certain facilities with excess capacity for certain other products, is part of the Company's ongoing facilities rationalization plan. The Company has also transformed its distribution system by consolidating leased terminal storage operations and separately coordinating shipments and storage of products for bulk and less-than-bulk customers.

Environmental Considerations

The Company maintains and operates manufacturing and distribution facilities and equipment used in the petroleum additives industry. These are subject to environmental risks and regulations, which are discussed in Management's Discussion and Analysis under the heading "Environmental Matters."

Research and Development

The Company's research and development (R&D) activities are focused on supporting customers by providing products, performance data, and other technical services. With the trend for oil companies to reduce their in-house research capabilities, there is a growing reliance on the additive suppliers to perform the majority of the technical work. In addition, there is an increasing demand from governments and original equipment manufacturers for products that meet more stringent performance specifications. Research, development and testing staff also take part in testing of existing products as well as activities related to cost reduction, quality improvement and environmental studies.
     Within this environment, Ethyl's scientists, engineers and technicians have used the Company's state-of-the-art R&D facilities to perform their research, development and testing activities. As a result, Ethyl research has elevated several of the Company's additive technologies to leading-edge status.
     The 1996 acquisition of the worldwide lubricant additives business of Texaco added a number of significant patents to the Company's lubricant additives technology base. Since the acquisition, considerable effort has been focused on combining the R&D activities, technologies and product lines. The integration is nearly complete. Significant synergy has been achieved from the consolidated R&D operation. Work will continue in 1998 merging product formulations to optimize manufacturing operations.
     The Company spent approximately $71 million, $72 million and $77 million in 1997, 1996 and 1995, respectively, on research, development and testing expenses, of which approximately $42 million, $47 million and $54 million, respectively, qualified as research and development expense under the technical accounting definition. Substantially all research and development activities were sponsored by the Company. Most of the research and development expense was related to the Company's lubricant additives and fuel additives other than antiknocks.

Patents

The Company owns approximately 900 active United States and foreign patents with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is considered to be adequate for the conduct of its business.

FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

The Company's operations, as of December 31, 1997, are all in the petroleum additives industry. Geographic area information for the Company's operations for the three years ended December 31, 1997, is presented in Management's Discussion and Analysis on pages 22 through 24.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 1997, is set forth in the Geographic Table and the related introduction and discussion on pages 22 through 24 and in Notes 1 and 4 of Notes to Financial Statements on pages 30, 31 and 34. See also information concerning the Company's sales and distribution of foreign lead antiknock compounds under "Description Of Business" above, as well as in Management's Discussion and Analysis under the heading "Information About Significant Product Lines."

--------------------------------------------------------------------------------

Item 2. PROPERTIES

The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

LOCATION                            PRINCIPAL OPERATIONS
Bracknell, Berkshire, England       Research, development and testing activities
Feluy, Belgium                      Production of lubricant additives and blends
Houston, Texas                      Production of lubricant additive dispersants and blends and other petroleum additives
Natchez, Mississippi                Production of lubricant additives, mainly detergents
Orangeburg, South Carolina          Production of fuel additives, including diesel fuel cetane improver (leased land)
Port Arthur, Texas                  Production of lubricant additives
Richmond, Virginia                  Research, development and testing activities
Rio de Janeiro, Brazil              Production of lubricant additives and blends
Sarnia, Ontario, Canada             Blending of lubricant additives and production of diesel fuel cetane improver
Sauget, Illinois                    Production of lubricant additives, including detergents, dispersants, antioxidants, antiwear agents, crankcase packages, transmission and gear packages and friction reducers


     The Company receives lead antiknock compounds under a long-term supply agreement with Octel, as discussed on page 19. The Company receives its MMT under a long-term supply agreement with Albemarle Corporation, as discussed on page 19.
     The Company receives its olefin copolymer ("OCP") viscosity index improver under a long-term supply agreement with DSM Copolymer, Inc. The Company also is obtaining its liquid OCP viscosity index improver under supply agreements with Antwerp Distribution and Product Operations N.V. from its manufacturing plant in Gent, Belgium, and with Mi Chang Oil Ind. Co., Ltd. in Ulsan, Korea, both of which receive solid OCP viscosity index improver from DSM Copolymer, Inc.
     The Company has been obtaining lubricant additives, including crankcase packages and certain components, under a supply agreement with a subsidiary of Mitsubishi Kasei Corporation from its petroleum additives plant in Yokkaichi, Japan, but it is consolidating production into U.S. and European facilities in early 1998.
     The Company continues to receive certain other miscellaneous products under various term supply contracts.
     The Company has been expanding production capacity of certain products with efficient new facilities, most of which began operating in late 1997 at Sauget, Illinois; Natchez, Mississippi; Houston, Texas; and Feluy, Belgium. Additional capacity is expected to be utilized at Houston in early 1998. Selective expansion and replacement of production capacity for selected products, as well as ceasing production at and mothballing or selling certain facilities with excess capacity for certain other products, is continuing as part of the Company's ongoing facilities rationalization plan.

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


Item 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, premises asbestos and product liability litigation.
     While it is not possible to predict or determine the outcome of such pending proceedings, in the Company's opinion, they are not expected ultimately to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues or matters submitted to a vote of security holders during the fourth quarter of 1997.

--------------------------------------------------------------------------------

PART II


Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded primarily on the New York Stock Exchange under the Symbol EY. The reported high and low prices by quarter for the years 1997 and 1996 are shown in the following table.

                        1997                1996
------------------------------------------------------
                   High      Low      High        Low
------------------------------------------------------
First Quarter    10  3/8    8 3/8     13         9 5/8
Second Quarter    9  5/8    8 1/2     10 7/8     9 5/8
Third Quarter     9  3/8    8 5/8     10         8 3/8
Fourth Quarter    9 15/16   7 1/2      9 3/4     8 1/4
------------------------------------------------------


     During 1997, Ethyl's management re-evaluated both its capital structure and its dividend policy. Accordingly, on August 26, the Company announced a tender offer in which the Company offered to repurchase up to 35 million shares of its common stock out of approximately 118,444,000 common shares then outstanding. On October 2, 1997, the Company completed the repurchase of 34,999,995 shares, at $9.25 per share plus related costs, for a total transaction cost of $328,922,000, which was financed with additional long-term debt. Shareholders' equity was decreased by $326,991,000 and deferred financing costs of $1,931,000 are being amortized.
     The Company also announced it was reducing the annual dividend rate from $.50 per share to $.25 per share effective with the fourth quarter 1997 dividend paid on January 1, 1998, or a revised quarterly dividend rate of $.0625 per share. This lower rate makes the Company's dividend payout rate (cash dividends per share as a percent of earnings per share) more comparable with the dividend payout rate of other U.S. industrial companies.
     The reduction in shares outstanding, together with the reduction in the annual dividend, will significantly improve future cash flow amounts available for debt reduction and other corporate purposes.
     Shareholders' equity at December 31, 1997, was $144,598,000 compared with $439,900,000 at December 31, 1996, reflecting the reduction in equity from the repurchase of common stock. This resulted in equity per common share of $1.73 and $3.71 at the end of 1997 and 1996, respectively. There were 83,465,460 shares of common stock held by 11,368 shareholders of record as of December 31, 1997, compared to 118,443,835 shares of common stock held by 12,606 shareholders of record as of December 31, 1996.

Item 6. SELECTED FINANCIAL DATA

The information required for the five years ended December 31, 1997, is contained in the Five Year Summary on pages 47 and 48.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Financial Review includes a discussion of the accounts and operations of the Company as well as certain strategic steps taken by the Company that affect them. The Company's operations in the petroleum additives industry include lubricant additive products, fuel additive products (other than antiknocks) and antiknock products, and the manufacturing, blending and distribution of these products, and are described in Item 1 beginning on page 11.

1997 FINANCIAL REVIEW

In recent years the Company has invested heavily in growing its petroleum additives product lines (other than antiknocks), including growth through two major acquisitions, which has enabled the Company to establish itself as a leading supplier to the worldwide petroleum industry. With additional large acquisitions in the petroleum additives industry not currently available, the Company re-evaluated its capital structure and dividend policy in 1997. Accordingly, the Company made the strategic decision to reduce equity capital through the stock repurchase offer and to reduce the annual dividend from $.50 per share to $.25 per share, beginning with the dividend declared during the fourth quarter of 1997 but paid on January 1, 1998.
     On October 2, 1997, the Company completed the repurchase of almost 35 million shares of its outstanding common stock, with the purchase price and related costs totalling about $328.9 million, which was financed under the Company's new Competitive Advance, Revolving Credit Facility and Term Loan Agreement. The reduction in shares outstanding, together with the reduction in the annual dividend, significantly improves future cash flow amounts available for debt reduction or other corporate purposes.
     Also in 1997, the Company completed the sale of a Belgian subsidiary, which operated a lubricant additives manufacturing and blending facility at Gent, Belgium. This sale advanced the Company's continuing program of consolidating its global petroleum additives manufacturing operations to lower the cost structure and enhance operating efficiencies.
     An earlier action was the Company's acquisition of the lubricant additives business of Texaco Inc. ("Texaco") on February 29, 1996. The acquisition enhanced the Company's already established ability to serve its customers with products meeting high specifications and added both a new product line (viscosity index improvers) and additional presence in Europe, Latin America and the Far East.
     The Company's 1997 financial statements only include the effects of the purchase of the 34,999,995 shares and the related borrowing since October 2, 1997, and the 1996 financial statements only include ten months operations of the acquired lubricant additives business after February 29, 1996. Therefore, selected unaudited pro forma information is provided for informational purposes only and may not necessarily reflect the financial position or results of operations of the Company had the shares been repurchased on January 1, 1996, and had the acquired business been part of the Company for the full year in 1995 and 1996. (See Note 2 of Notes to Financial Statements on pages 32 and 33).
     Some of the information presented in the following discussion (as well as the Letter to Shareholders from the Chairman and the President) constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may be focused on future objectives or expectations about future performance, and may include statements about trends or anticipated events, while financial information and related disclosures have more traditionally been based on historical information. Although the Company believes its forward-looking comments are based on reasonable expectations and assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations because of uncertainties and factors which are difficult to predict and are often beyond the control of the Company and its management. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, significant changes in new product introduction, increases in the cost of the product, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in the market in general and the impact of consolidation of the petroleum additives industry.

RESULTS OF OPERATIONS


1997 Compared to 1996

Net Sales
Net sales for 1997 amounted to $1,063.6 million, a decrease of $86.1 million (7%) from $1,149.7 million in 1996. The decrease in net sales in 1997 includes a $56.6 million reduction due to shipments. While total volume shipped was higher in 1997, the dollar value of lower lead antiknock shipments was greater than the effect of higher shipments of other petroleum additives. Net sales were also lower due to a combination of selling prices and unfavorable foreign exchange which reduced 1997 sales $29.5 million compared to last year.

     The lower shipments of antiknocks were due to a larger-than-anticipated lead antiknock market decline, and also included lower shipments of other antiknocks. Lubricant and non-antiknock fuel additives sales included lower selling prices reflecting the competitive pricing conditions in the business. The impact of the lower selling prices of these additives was offset by higher shipments of these products. Selling prices for lead antiknocks were up slightly for the year, but were under competitive pressures, especially later in the year. Sales included revenues from the worldwide lubricant additives business acquired from Texaco for twelve months of 1997 versus only ten months of 1996.

Costs and Expenses
Cost of goods sold for 1997 of $761.7 million decreased $42.9 million (5%) from $804.6 million in 1996. The primary cause of the decrease in cost of goods sold was the lower shipments of lead antiknock compounds, partly offset by higher shipments of other petroleum additives, together resulting in $17.2 million lower cost of sales. The decrease in 1997 was also due in part to lower per unit raw material costs, the efficiency of strict management of product supply procedures and the favorable impact of foreign currencies on costs incurred in foreign (mainly European) operations, all of which reduced cost of goods sold $25.7 million. The cost reductions, which were all in the non-antiknock petroleum additives product lines, were slightly offset by certain charges associated with the Company's facilities rationalization plan. Costs included cost of goods sold of the worldwide lubricant additives business acquired from Texaco for twelve months in 1997 versus ten months in 1996.
     Average raw material costs per unit decreased overall in 1997 from 1996, although raw material costs had started increasing in late 1997 over comparable periods in late 1996. Average energy costs were largely unchanged, as lower electricity and steam costs were largely offset by higher natural gas prices.
     Gross profit for 1997 was $302 million, a decrease of $43 million (12%) from $345 million in 1996. As a result of a 7% decrease in net sales and a 5% decrease in cost of goods sold in 1997 from 1996, the gross profit margin decreased to 28.4% in 1997 from 30.0% in 1996. The lower gross profit margin mainly reflected a change in product mix, due to an increase in the extent to which sales and profits come from additives other than antiknocks, a net unfavorable foreign currency effect and competitive pricing conditions for petroleum additives.
     The Company's continuing application of strict cost controls is evidenced by selling, general and administrative expenses combined with research, development and testing expenses decreasing $13.3 million (8%) to $162 million in 1997 from $175.3 million in 1996. The decrease also included the overall effect of a lower number of employees. The Company also incurred lower expenses related to marketing activities for the Company's manganese-based octane improver, HiTEC (R) 3000 performance additive ("MMT") and lower selling and administrative expenses for lead antiknocks. Research, development and testing expenses were also down slightly. As a percentage of net sales, selling, general and administrative expenses, including research, development and testing expenses continued to decrease to 15.2% during 1997 from 15.3 % during 1996.

Operating Profit
Operating profit in the growing petroleum additives product lines (other than antiknocks) improved 14% over last year. However, total operating profit in 1997 of $139.9 million was down $29.8 million (18%) from $169.7 million in 1996. Most of the decrease resulted from lower lead antiknock shipments, an unfavorable foreign currency effect, partly offset by higher shipments and profits from most of the other product lines. Some of the benefit reflects inclusion of the acquired worldwide lubricant additives business for twelve months in 1997 versus ten months in 1996, as well as lower selling, general and administrative expenses in 1997. Lower profit margins reflect a change in the product mix due to the increase in the extent to which profits come from lubricant and non-antiknock fuel additives. Further discussion of the lead antiknock profit contribution is covered under the heading "Information About Significant Product Lines."

Interest and Financing Expenses
Interest and financing expenses in 1997 increased 6% to $25.7 million from $24.3 million in 1996. The $1.4 million increase primarily reflects a $0.6 million increase from higher average debt outstanding, primarily reflecting the use of long-term debt to fund the repurchase of about 35 million shares of common stock, as well as $0.7 million from higher average interest rates and $0.4 million from increases in various financing fees, partly offset by $0.3 million from an increase in interest costs capitalized.

Other Expense (Income), Net
Other expense, net was $4.3 million in 1997, which contrasts with other income, net of $0.4 million in 1996. The other expenses in 1997 are primarily due to a $5.7 million net loss related to non-operating assets ($16.3 million of impairment losses largely offset by $10.6 million of gains on sales). About $7.1 million of the $12.7 million proceeds from the sales was not received until January 1998. Other changes include lower interest income on short-term securities and changes in a number of other immaterial non-operating items.

Income Taxes
Income taxes in 1997 of $32.5 million decreased 39% from $52.8 million in 1996, primarily due to a 25% reduction in income before income taxes, as well as the impact of a lower effective income tax rate (29.5% in 1997 versus 36.2 % in 1996). The lower effective rate in 1997 is primarily due to a $4 million tax benefit on the sale of the manufacturing facility in Gent, Belgium, which had a larger tax basis than book basis, the settlement of certain income tax audit issues with the Internal Revenue Service, and lower state income taxes. (See
Note 17 of Notes to Financial Statements on pages 39 and 40 for details of effective income tax rates.)

1996 Compared to 1995

Net Sales
Net sales for 1996 amounted to $1,149.7 million, an increase of $189.2 million (20%) from $960.5 million in 1995. The increase in net sales was due to higher shipments ($222.2 million), primarily reflecting the inclusion of ten months operations of the worldwide lubricant additives business acquired from Texaco into the Company's growing petroleum additives product lines. This was partially offset by the impact ($33 million) of lower selling prices and an unfavorable foreign exchange effect.
     The overall increase in revenues primarily reflected higher shipments of lubricant and non-antiknock fuel additives, partly offset by lower selling prices of these products. Antiknock revenues were lower due to lower shipments of lead antiknocks, partly offset by higher selling prices for these products and higher shipments of MMT.

Costs and Expenses
Cost of goods sold in 1996 of $804.6 million increased $168.5 million (27%) from $636.1 million in 1995. The overall increase was primarily due to higher shipments ($188.3 million) mainly reflecting the inclusion of ten months of operations of the worldwide lubricant additives business acquired from Texaco. The increase in cost of goods sold in 1996 was partially offset by certain lower costs ($19.8 million), including lower shipments of lead antiknocks and lower per unit raw material costs. Also impacting the 1996 increase over 1995 cost of goods sold were certain nonrecurring costs in 1995, including costs associated with the mid-1995 shutdown of operations at a contract manufacturing site, the start-up of certain petroleum additives facilities, the April 1995 strike at the Feluy, Belgium, manufacturing plant and the Company's fourth quarter 1995 decision to terminate a supply contract early.
     Average raw material costs per unit decreased in 1996 from 1995 and included the benefit of management actively reducing the number of raw material suppliers and improving its volume purchasing practices. Average energy costs were largely unchanged, as lower electricity and steam costs were substantially offset by higher natural gas prices.
     Gross profit for 1996 amounted to $345 million, an increase of $20.6 million (6%) from $324.4 million in 1995. However, gross profit margin decreased to 30.0% in 1996 from 33.8% in 1995, mainly reflecting lower margins due to continued soft market conditions for lubricant and non-antiknock fuel additives, and a change in product mix reflecting an increase in the extent to which sales and profits come from petroleum additives other than antiknocks.
     The Company's continuing application of strict cost controls resulted in selling, general and administrative expenses combined with research, development and testing expenses decreasing $1.9 million (1%) to $175.3 million in 1996 from $177.2 million in 1995. The decrease primarily results from a general reduction in research, development and testing expenses, and also largely reflects the synergistic benefit of the acquisition and higher utilization of the Company's research laboratory, partially offset by higher expenses related to marketing activities for MMT. Continuing cost controls combined with increased sales have resulted in selling, general and administrative expenses, including research, development and testing expenses as a percentage of net sales decreasing to 15.3% during 1996 from 18.5% during 1995.

Special Charges
The $4.75 million special charge in 1995 ($4.1 million after income taxes, or $.04 a share) reflects a provision for a legal settlement by an Ethyl subsidiary with the civil division of the U.S. Department of Justice. The settlement was signed in March 1996.

Operating Profit
Operating profit in 1996 was $169.7 million, an increase of $27.3 million (19%) from $142.4 million in 1995. Most of the increase resulted from the profit contribution of the acquired lubricant additives business as well as the absence of the 1995 special charge provision of $4.75 million for a legal settlement and certain other nonrecurring 1995 charges. These increases were offset in part by expected lower operating profit from lead antiknocks, lower petroleum additives margins in the 1996 period reflecting soft market conditions and lower margins due to changes in the Company's overall product mix (reflecting an increase in the extent to which profits come from lubricant additives and non-antiknock fuel additives), as well as an unfavorable foreign currency variance.

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

Other Income, Net
Other income, net, decreased to $0.4 million in 1996 from $0.6 million in the 1995 period. The decrease reflects lower interest income on short-term securities and changes in a number of other non-operating items, none of which are material in either period.

Income Taxes
Income taxes in 1996 were $52.8 million, an increase of 25% from $42.2 million in 1995, primarily due to a 25% increase in income before income taxes. The effective income tax rate was 36.2% in 1996 versus 36.3% in 1995.

INFORMATION ABOUT SIGNIFICANT PRODUCT LINES

Although lead antiknock profits were significantly lower than last year, as the product continues its worldwide phasedown, this product continues to be a major source of earnings and cash flow. Lead antiknock compounds remain one of the Company's largest product lines. Although volatile competitive market conditions make estimation difficult, the Company estimates that it accounts for appoximately 25% of the total worldwide sales of lead antiknock compounds.
     Lead antiknock compounds have been subject to regulation restricting the amount of the product that can be used in motor gasoline. These regulations began in the United States in the 1970s and have slowly spread to other countries. Today, the use of lead antiknock compounds for motor gasoline has been eliminated in the U.S. and Canada, though use in certain other applications continues in these countries. As the Company has forecast and planned, the market for lead antiknock compounds continues to decline as the use of unleaded gasoline grows and regulations limit use of leaded gasoline.
     The contribution of lead antiknock compounds to the Company's net sales was about 14% in 1997, 20% in 1996 and 26% in 1995. On the same basis, the lead antiknock profit contribution to the Company's consolidated operating profit, excluding allocation of corporate expenses, is estimated to have been approximately 43% in 1997, 59% in 1996 and 74% in 1995.
     In prior years, the Company generally had been able to largely offset a continuing decline in shipments of lead antiknock compounds with higher margins due primarily to increases in selling prices. In 1997, prices were up only slightly for the year; however, volume was substantially lower reflecting both a declining market and severe competitive pressures. To a lesser degree, in 1996 the increases in selling prices were also not enough to offset the effect of decreased shipments. Further decline in the use of lead antiknocks will adversely affect such sales and profit contributions unless the Company can offset such declines with increased margins or regain market share.
     The Company has an agreement with The Associated Octel Company Limited ("Octel") of London, England, under which Octel allocates a portion of its production capacity of lead antiknock compounds to the Company for sale and distribution through the Company's worldwide network, and as a result, the Company has discontinued production of lead antiknock compounds. The Company had previously produced some of its lead antiknock compounds at its subsidiary's Canadian plant. The Octel agreement continues as long as the Company determines that a market continues to exist for lead antiknock compounds. Under the agreement with Octel, which is cancelable at the Company's option with no minimum purchase obligations, the Company has the right to purchase from Octel antiknock compounds which the Company estimates will be sufficient to cover its needs in any contract year. Purchases are at a fixed price per pound with periodic escalations and adjustments.
     In addition to the supply agreement, Octel and the Company have agreed that Ethyl will distribute for Octel any of its lead antiknock compounds that are shipped in bulk in ocean-going vessels.
     The Company believes the agreements with Octel will assure the Company of an ongoing efficient source of supply for lead antiknock compounds as the worldwide demand for these products continues to decline. The absence of antiknock manufacturing operations and the entry into the Octel supply agreement has not adversely affected its relations with its customers, and the Company does not anticipate these changes will have a material effect on its future results of operations. The Company and Octel continue to compete vigorously in sales and marketing of lead antiknock compounds.
     The Company also sells a manganese-based antiknock compound, HiTEC (R) 3000 performance additive ("MMT"), which is used in leaded and conventional unleaded gasoline. MMT is registered by the Environmental Protection Agency for use in conventional unleaded gasoline. The compounds are manufactured by Albemarle Corporation under a long-term supply contract with Ethyl. The compounds are being marketed for sale in unleaded gasoline in the U.S. and in countries around the world. The product is gaining acceptance, but it is not practicable at this time to predict the impact on sales or profits.
     MMT has been used in Canadian unleaded gasoline for nearly 22 years. However, on April 25, 1997, Canada enacted a law (with an effective date of June 24, 1997) banning the inter-provincial transport of the Company's manganese-based octane improver in unleaded gasoline in Canada, as well as the import of MMT into Canada for such use. On October 2, 1997, the Company filed a Statement of Claim against the Canadian government for damages under the arbitration provisions of the North American Free Trade Agreement ("NAFTA"). The NAFTA allows a company to bring before an arbitration panel claims against a NAFTA government for alleged violations of that country's obligations toward foreign investors as required by the Treaty. The Company's management contends the legislation violates Canada's obligations relating to national treatment and performance requirements and constitutes expropriation which would cause a significant impact on the Company's Toronto-based subsidiary. The arbitration process is proceeding according to the schedule established by the arbitration panel.

FINANCIAL CONDITION AND LIQUIDITY

Cash and Cash Equivalents
Cash provided from operating activities of $132.6 million in 1997 was about 28% lower than $185.2 million in 1996, but was still more than sufficient to cover operating activities.
     Cash provided was primarily from operating activities of $132.6 million, together with approximately $296.2 million in net additional long-term cash borrowed, $10 million from the sale of the manufacturing and blending facility at Gent, Belgium, and $5.6 million from the sale of non-operating assets together with $2 million from cash on hand. The cash flows were primarily used to fund the repurchase of almost 35 million shares of common stock for $327 million plus the related transaction costs of $1.9 million, as well as to cover capital expenditures of $43.5 million and cash dividends to shareholders of $59.2 million and to invest $15.2 million to provide funds for existing retirement plans covering certain groups of already retired employees.
     Cash and cash equivalents at December 31, 1997, were about $18.1 million, which represented a decrease of about $2 million from $20.1 million at year-end 1996, which itself represented a decrease of about $9.9 million from $30 million at year-end 1995.
     Cash provided from operating activities grew to $185.2 million in 1996, an increase of about 24% from $149.3 million in 1995. The Company's strong cash flows were more than sufficient to cover operating activities during 1996. Cash flows from 1996 operating activities of $185.2 million, supplemented by $9.9 million from cash on hand together with $29 million in additional long-term debt under the Company's revolving credit agreement, were used to fund the acquisition of the worldwide lubricant additives business from Texaco for a purchase price of $134.3 million, as well as to cover capital expenditures of $29.4 million and cash dividends to shareholders of $59.2 million. Therefore, excluding the additional debt used to fund the Texaco additives acquisition, Ethyl's strong cash flows enabled the Company to reduce long-term debt by about $105.3 million in 1996.
     The reduction in the annual dividend rate from $.50 to $.25 per common share, effective with the payment on January 1, 1998, together with the reduction in shares outstanding, significantly improves future cash flow amounts available for corporate purposes. Management anticipates that cash provided from operations in the future will continue to be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, make dividend payments to shareholders and take advantage of other opportunities.

Long-Term Debt
On October 2, 1997, the Company repurchased almost 35 million shares of its common stock, at a price of $9.25 per share, with a total transaction cost of approximately $328.9 million including related expenses. In August 1997, in anticipation of the share repurchase, the Company replaced its existing $500 million unsecured competitive advance and revolving credit agreement with a new five-year unsecured credit agreement, which was amended on November 14, 1997, when the Company entered into an Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement. The term loan is for an initial borrowing of $300 million and the revolving credit agreement is for borrowings up to $450 million.
     On August 26, 1997, the Company paid off the $250 million then outstanding under the old revolving credit agreement with $250 million borrowed under the new revolving credit agreement. The Company also borrowed an additional $303 million during 1997, primarily the $300 million term loan borrowed on October 2, 1997, and repaid the first of five annual $6.8 million medium-term notes when due, on December 15, 1997. Total new long-term debt of $553 million, net of repayments of $256.8 million, resulted in net additional cash borrowing of $296.2 million in 1997.

     The noncurrent portion of Ethyl's long-term debt amounted to $594.4 million at December 31, 1997, representing a net increase in long-term debt of $268.9 million from $325.5 million at December 31, 1996. The net increase primarily represents $296.2 million of net additional cash borrowed in 1997 plus $12.5 million of the contingent note to Texaco recognized during 1997, less $40 million of the borrowing which was included in the current portion of long-term debt.
    The Company's contingent note payable to Texaco of up to $60 million is associated with Ethyl's 1996 acquisition of Texaco's worldwide lubricant additives business. The actual amount due on the contingent note will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. Based on actual shipments through December 31, 1997, $12.5 million of the contingent note has been recognized as a note payable to Texaco and included in long-term debt.
     The Company's long-term debt as a percent of total capitalization was 80.4% at December 31, 1997, excluding the effect of the still-contingent portion ($47.5 million) of the Texaco note, compared to 42.5% at December 31, 1996. The Company has historically targeted a range of 30% to 50% for its long-term debt ratio, and currently intends to continue to utilize its cash flows to reduce long-term debt outstanding.
     The Company's capital spending over the next three to five years is expected to be moderately lower than in 1997 but higher than in 1996, reflecting the completion of construction and expansion programs following the Texaco acquisition. Capital spending for environmental and safety projects on non-plant expansion and replacement-related construction will likely increase from current levels largely reflecting plant rationalization plans. The capital spending will be financed primarily with cash provided from operations. Proceeds from occasional sales of business units or plant sites normally are used to repay long-term debt.
     Ethyl's current interest in acquisitions would be primarily within the petroleum additives industry, such as the 1996 acquisition of Texaco's worldwide lubricant additives business. The Company's acquisitions are normally for cash, and are normally funded through internal and external sources, including the use of existing credit lines and long-term debt. Also, the Company repurchased about 30% of its own stock during 1997 with long-term debt. The amount and timing of additional borrowing will depend on the Company's cash requirements. (See Note 10 of Notes to Financial Statements on page 35 for information on unused lines of credit.)

YEAR 2000 COMPLIANCE

The Company has recently completed major projects of (1) conversion of 100% mainframe systems to modern client/server systems, and (2) implementation of SAP, Peoplesoft and other commercial and desktop software. These new systems are Year 2000 compliant. The Company also has been reviewing plant process control systems and research, development and testing information and analytical systems, and has either determined those systems are Year 2000 compliant or has identified solutions to solve potential problems within the required time frame. Management is uncertain about the Year 2000 compliance status of its major suppliers, customers and other business associates, but expects they will also be in compliance by 2000 or have prepared alternative solutions.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. It is the Company's policy to comply with these requirements and to provide workplaces that are safe, healthful and environmentally sound for employees and that will not adversely affect the safety, health or environment of communities in which Ethyl does business. The Company believes that as a general matter, its policies, practices and procedures are properly designed to prevent any unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business.
     To the best of the Company's knowledge, Ethyl currently is complying with, and expects to continue to comply in every material respect with, all existing environmental laws, regulations, statutes and ordinances, including the Clean Air Act Amendment of 1990, even though compliance with government pollution-abatement and safety regulations usually increases operating costs and requires remediation costs and investment of capital that, in some cases, produces no monetary return. Such compliance with federal, state, local and foreign environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon the Company's financial position.
     Consolidated environmental operating and remediation costs charged to expense were approximately $17 million in 1997, $18 million in 1996 and $20 million in 1995 (excluding depreciation of previous capital expenditures).
     Environmental operating and remediation costs are expected to be slightly higher in the next few years than in 1997. The ongoing cost of operations was about $15 million in both 1997 and 1996, while 1995 amounted to $14 million, with the balance representing remediation and monitoring costs incurred or accrued.
     Consolidated capital expenditures for pollution prevention and safety projects, including such costs that are included in other projects, were approximately $7 million in both 1997 and 1996 versus $4 million in 1995. For each of the next few years, capital expenditures for these types of projects are likely to range from about $3-$5 million.
     Management's estimates of the effects of compliance with governmental pollution prevention and safety regulations are subject to (1) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, (2) uncertainty as to whether anticipated solutions to pollution problems will be successful or whether additional expenditures may prove necessary and (3) the possibility that emerging technology will change remediation methods and reduce remediation and monitoring costs.
     Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a Potentially Responsible Party ("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. For sites where Ethyl has been named a PRP, in all but three cases, the Company has been able to demonstrate it is only a de minimis participant (defined as actual or estimated cost being less than $50,000) or a minor participant (defined as actual or estimated cost being less than $300,000).
     In one other case, the identification of contaminants and remediation costs is in the preliminary stages. The identification of PRPs and allocation of responsibilities are also in early stages. The Company's allocable share is expected to be very small, but allocation has not begun at this time. Management expects the Company is more likely than not to be a minor participant in the ultimate cleanup.
     Almost all such sites, including the two largest, represent environmental issues that are quite mature. They have been investigated and studied and, in many cases, including the two largest, the remediation methodology and the proportionate shares of each PRP have been established. The financial viability of the other PRPs is reasonably assured. Therefore, point estimates for remediation and monitoring costs had been accrued previously, and some or all of the remediation has been completed. At some sites where remediation is not complete, including one of the largest, the remediation and monitoring is expected to continue for extended periods of time.
     In de minimis PRP matters and in some minor PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies.
     In PRP matters other than those that are de minimis or minor, the Company's records indicate that unresolved exposures are not material individually or in the aggregate to Ethyl's financial position or results of operations.
     The Company reviews the status of significant existing or potential environmental issues, including PRP matters, accrues and expenses its proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14 as clarified by AICPA Statement of Position 96-1, and adjusts reserves, as appropriate, on the basis of additional information. The total gross liabilities accrued at December 31, 1997 and 1996, were approximately $44.3 million and $41.2 million, respectively, with insurance recoveries expected for a significant portion of the amounts. In addition, the Company has contingent liabilities for environmental remediation costs associated with past operations. Management expects accrued and contingent amounts may be reduced as emerging technologies are proven to be viable. The Company believes that the cost of remediation of current sites, which will occur over extended periods of time, will not have a material adverse impact on its consolidated financial position but possibly could have a material effect, when ultimately resolved, on results of operations or liquidity in any quarterly or annual period.

GEOGRAPHIC INFORMATION

Introduction to Geographic Information
The Company's foreign operations, and the manufacturing facilities and laboratories supporting them, are in European, Asian and Latin American countries and in Canada. However, in 1998 the Company will be terminating its manufacturing supply agreement in Japan, and reducing the extent of its laboratory support there as well. In Canada, Europe and the most significant of the Asian countries where the Company does business, the economies are generally stable and repatriation of earnings has been successful. The Company's only manufacturing operations in Latin America are in Brazil and are conducted in the local currency. Other operations in Latin America are conducted primarily in U.
S. dollars. Consequently, there is no expectation that the Company will experience significant currency exposure risk.
     Also, under current governmental regulations in countries where the Company operates, repatriation of earnings is possible. Sales in other areas are normally prepaid or paid for through letters of credit. Customer relationships of all foreign operations mainly consist of financially viable governmental organizations and large private companies. Recent problems in certain Asian countries have not yet significantly affected the Company's operations in Asia, and are not expected to unless these problems increase and spread to other countries where the Company is most heavily involved.
     The Company has, in the past, attempted to limit its exposure to fluctuating foreign exchange rates primarily through operational actions. The Company has both manufactured for and purchased from certain foreign companies giving it a foreign currency cost basis to offset some of its foreign currency revenue exposures in its foreign operations. Since the Company's practice has been to monitor its exposures and keep them at a minimum, using external hedging transactions has not been utilized recently.
     However, in recent years fluctuations in foreign currency exchange rates have been more volatile. At the same time, the Company's exposure to foreign currencies has increased slightly. Therefore, foreign exchange losses have been larger.
     As the Company moves toward consolidating its manufacturing operations increasingly in the U. S. and, to a lesser extent, in European manufacturing and blending facilities, its ability to minimize foreign currency exposures through operational means is expected to be reduced. Therefore, the Company is investigating and may participate in external foreign currency hedging transactions.

The following table includes the results and accounts of the lubricant additives business of Texaco since its acquisition on February 29, 1996, and the businesses spun off as Albemarle Corporation through the spin-off date at the close of business on February 28, 1994.

GEOGRAPHIC AREAS
-----------------------------------------------------------------------------------------------
(In Thousands Except Per-Share Amounts)
-----------------------------------------------------------------------------------------------
                                       1997         1996       1995        1994         1993
-----------------------------------------------------------------------------------------------
Net sales:
   Domestic unaffiliated:
      United States                $  443,402   $  453,488   $361,751  $  502,427   $  969,438
      Export                          166,161      213,869    178,485     217,067      338,944
   Transfers to foreign affiliates    193,470      188,621    221,159     210,884      258,966
   Foreign unaffiliated               454,052      482,294    420,214     454,592      630,008
   Elimination of transfers          (193,470)    (188,621)  (221,159)   (210,884)    (258,966)
                                   ----------   ----------   --------  ----------   ----------
      Total (a)                    $1,063,615   $1,149,651   $960,450  $1,174,086   $1,938,390
                                   ==========   ==========   ========  ==========   ==========
Operating profit: (b) (c) (d)
   Domestic                        $  126,268   $  155,634   $134,123  $  149,847   $  161,590
   Foreign                             36,057       38,263     31,947      44,828       42,392
                                   ----------   ----------   --------  ----------   ----------
      Subtotal                        162,325      193,897    166,070     194,675      203,982
   Unallocated expenses               (22,401)     (24,218)   (23,641)    (26,933)     (36,377)
                                   ----------   ----------   --------  ----------   ----------
      Operating profit                139,924      169,679    142,429     167,742      167,605


Interest and financing expenses       (25,668)     (24,268)   (26,833)    (25,378)     (44,085)
Other (expense) income, net (e)        (4,274)         361        580      (1,218)       9,987
                                   ----------   ----------   --------  ----------   ----------
Income before income taxes,
   extraordinary item and
   discontinued insurance
   operations                      $  109,982   $  145,772   $116,176  $  141,146   $  133,507
                                   ==========   ==========   ========  ==========   ==========
Identifiable assets:
   Domestic                        $  706,301   $  698,976   $601,854  $  642,814   $1,250,650
   Foreign                            240,340      283,500    264,973     265,506      628,830
  Non-operating assets                120,636      112,693    116,960     122,095      129,718
                                   ----------   ----------   --------  ----------   ----------
   Total                           $1,067,277   $1,095,169   $983,787  $1,030,415   $2,009,198
                                   ==========   ==========   ========  ==========   ==========
Notes to Geographic Areas Table

  (a) Net sales to Texaco and its worldwide subsidiaries and affiliates amounted to about
      $137,000 and $125,000 in 1997 and 1996, respectively, which represents approximately 13%
      and 11% of net sales in 1997 and 1996, respectively. No other customer accounted for over 10% of net sales for any period presented.

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

(e)  Other expense for 1997 includes a charge related to non-operating assets of about $5,724
     ($3,314 after income taxes) resulting from impairment losses of $16,343 net of gains on sales of $10,619.


Discussion and Analysis of Geographic Information
     Domestic operating profit includes profit from U. S. export sales and profit from sales to foreign affiliates of products that are resold in foreign markets. Intercompany transfers from foreign areas to the United States are not material. Transfers between geographic areas are made at prices intended to reflect arm's-length pricing.
     Net unaffiliated sales of foreign subsidiaries are made primarily in Europe, Canada, the Far East and the Middle East.
     Net unaffiliated sales of foreign subsidiaries of $454.1 million for 1997 decreased 6% from $482.3 million for 1996. The decrease was primarily in European sales of lubricant additives and non-antiknock fuel additives, reflecting, among other factors, lower selling prices and the negative impact of foreign currency fluctuations. Antiknock sales were also lower in Europe, reflecting significant volume declines and competitive pressures, and in Canada, reflecting lower shipments of Canadian manufactured antiknock compounds than in 1996.
     Net unaffiliated sales of foreign subsidiaries of $482.3 million for 1996 increased 15% from $420.2 million for 1995, primarily due to sales of the recently acquired lubricant additives business of Texaco in Europe, Latin America and the Far East, partly offset by lower sales of lead antiknocks, primarily to Latin America and the Middle East.
     Export sales from the United States to unaffiliated customers are made primarily to Latin America, the Middle East, the Far East and Europe.
     Export sales of $166.2 million in 1997 decreased 22% from 1996 export sales of $213.9 million due to significantly lower antiknock shipments to the Far East, Latin America and the Middle East. Higher export sales of lubricant additives and non-antiknock fuel additives to Europe and Latin America offset part of the decrease.
     Export sales of $213.9 million in 1996 increased 20% from 1995 export sales of $178.5 million, primarily reflecting the sales to the Far East and Latin America associated with the acquired lubricant additives business. Lower sales of antiknocks to Latin America were offset by higher sales to the Middle East and the Far East.
     Foreign operating profit of $36.1 million in 1997 decreased 6% from $38.3 million in 1996. Most of the decrease in operating profit was from the European subsidiaries, reflecting lower shipments of antiknocks, and the unfavorable impact of foreign currency fluctuations. Profits were also slightly lower in the Far East.
     Foreign operating profit of $38.3 million for 1996 increased 20% from $31.9 million for 1995, primarily due to the profit contributed by the recently acquired lubricant additives business, mainly from business in Europe and Latin America, partly offset by foreign exchange losses in 1996 versus foreign exchange gains in 1995.
     Total assets of $1,067.3 million at the end of 1997 were $27.9 million (3%) lower than $1,095.2 million at the end of 1996. Foreign assets decreased to $240.3 million in 1997 from $283.5 million at the end of 1996. The decrease in foreign assets primarily represents the accounts receivable, inventory and property, plant and equipment of the Belgian subsidiary that was sold at the end of December 1997, as well as lower accounts receivable of operations in Europe and the Far East. Some of the decrease is due to the impact of foreign exchange rates on asset values. This was partly offset by increases in assets (primarily non-operating assets) in the U. S.
     Total assets were $1,095.2 million at the end of 1996, which was an increase of $111.4 million (11%) from the $983.8 million at the end of 1995. Most of the increase was due to accounts receivable, inventory, property, plant and equipment and intangible assets acquired as part of the worldwide lubricant additives business purchased from Texaco in early 1996.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------
(In Thousands of Dollars Except Per-Share Amounts)             Ethyl Corporation & Subsidiaries
-----------------------------------------------------------------------------------------------
Years ended December 31                            1997        1996        1995
-----------------------------------------------------------------------------------------------
Net sales                                      $1,063,615  $1,149,651     $960,450
Cost of goods sold                                761,660     804,623      636,056
                                               ----------  ----------     --------
   Gross profit                                   301,955     345,028      324,394

Selling, general and administrative expenses       90,859     103,626      100,062
Research, development and testing expenses         71,172      71,723       77,153
Special charges                                         -           -        4,750
                                               ----------  ----------     --------
   Operating profit                               139,924     169,679      142,429

Interest and financing expenses                    25,668      24,268       26,833
Other expense (income), net                         4,274        (361)        (580)
                                               ----------  ----------     --------

Income before income taxes                        109,982     145,772      116,176
Income taxes                                       32,452      52,800       42,213
                                               ----------  ----------     --------
NET INCOME                                     $   77,530  $   92,972     $ 73,963
                                               ==========  ==========     ========

BASIC AND DILUTED EARNINGS PER SHARE          $       .71 $       .78     $    .62
                                               ========== ===========     ========

See accompanying notes to financial statements.










CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------
Years ended December 31                1997                   1996                   1995
-----------------------------------------------------------------------------------------------
Net income                                $77,530                $92,972                $73,963
Other comprehensive income,
 net of tax:
   Unrealized gain on marketable
    equity securities                       9,824                      -                      -
   Foreign currency translation
    adjustments                  $(10,261)               $(3,978)                $4,343
      Less:  Reclassification
       adjustment for loss
       included in net income      4,030   (6,231)            -   (3,978)            -    4,343
                                 -------  -------        ------  -------         -----  -------
Other comprehensive income (loss)           3,593                 (3,978)                 4,343
                                          -------                -------                -------
Comprehensive income                      $81,123                $88,994                $78,306
                                          =======                =======                =======

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars Except Share Data)
--------------------------------------------------------------------------------
December 31                                                1997          1996
--------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                          $   18,162   $   20,148

   Accounts receivable, less allowance for doubtful
      accounts (1997 - $2,349;  1996 - $2,375)           165,259      177,788

   Inventories:
      Finished goods and work-in-process                 166,089      179,322
      Raw materials                                       20,001       21,498
      Stores, supplies and other                           7,746        9,782
                                                      ----------   -----------
                                                         193,836      210,602

   Deferred income taxes and prepaid expenses             21,857       18,627
                                                      ----------   ----------

     Total current assets                                399,114      427,165
                                                      ----------   ----------

Property, plant and equipment, at cost                   766,413      764,145

      Less accumulated depreciation and amortization     357,316      333,268
                                                      ----------   ----------

         Net property, plant and equipment               409,097      430,877
                                                      ----------   ----------

Other assets and deferred charges                        179,918      159,470

Goodwill and other intangibles-
      net of amortization                                 79,148       77,657
                                                      ----------   ----------
Total assets                                          $1,067,277   $1,095,169
                                                      ==========   ==========

See accompanying notes to financial statements

Ethyl Corporation & Subsidiaries
--------------------------------------------------------------------------------
December 31                                        1997                 1996

--------------------------------------------------------------------------------
Liabilities & shareholders' equity
Current liabilities:
   Accounts payable                             $   66,573        $   74,939
   Accrued expenses                                 50,743            64,167
   Dividends payable                                 5,217            14,806
   Long-term debt, current portion                  46,707             6,701
   Income taxes payable                             11,188            20,298
                                                -----------       ----------
      Total current liabilities                    180,428           180,911
                                                -----------       ----------

Long-term debt                                     594,429           325,480

Other noncurrent liabilities                        86,308            84,502

Deferred income taxes                               61,514            64,376

Shareholders' equity:
   Common stock ($1 par value)
     Issued - 83,465,460 in 1997 and
       118,443,835 in 1996                          83,465           118,444
   Additional paid-in capital                            -             2,799
   Foreign currency translation adjustments         (8,119)           (1,888)
   Unrealized gain on marketable equity securities   9,824                 -
   Retained earnings                                59,428           320,545
                                                -----------       ----------
                                                   144,598           439,900
                                                -----------       ----------

Total liabilities & shareholders' equity        $1,067,277        $1,095,169
                                                ==========        ==========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands of Dollars Except Share Data)                                            Ethyl Corporation & Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
Years ended December 31                               1997                  1996                         1995
-----------------------------------------------------------------------------------------------------------------------
                                                 Shares   Amounts      Shares   Amounts         Shares       Amounts
Common stock
(authorized 400,000,000 shares)
     Beginning balance                       118,443,835  $118,444  118,443,835   $118,444     118,434,401    $118,434
     Issued upon exercise of
        stock options and SARs                         -         -            -          -           9,434          10
     Issue restricted stock                       21,620        21            -          -               -           -
     Purchased and retired                   (34,999,995)  (35,000)           -          -               -           -
                                             ------------  -------- -----------    -------     -----------     -------
     Ending balance                           83,465,460    83,465  118,443,835    118,444     118,443,835     118,444
                                             ============  -------- ===========    -------     ===========     -------
Additional paid-in capital
     Beginning balance                                       2,799                   2,799                       2,706
     Exercise of stock options and SARs                          -                       -                          93
     Issue restricted stock                                    178                       -                           -
     Retirement of purchased common stock                   (2,977)                      -                           -
                                                           -------                 -------                     -------
Ending balance                                                   -                   2,799                       2,799
                                                           -------                 -------                     -------

Foreign currency translation adjustments
     Beginning balance                                      (1,888)                  2,090                      (2,253)
     Translation adjustments                               (10,261)                 (3,978)                      4,343
     Realized foreign currency loss on
         sale of subsidiary                                  4,030                       -                           -
                                                           -------                 -------                     -------
     Ending balance                                         (8,119)                 (1,888)                      2,090
                                                           -------                 -------                     -------

Unrealized gain on marketable equity securities
     Beginning balance                                           -                       -                          -
     Unrealized gain                                         9,824                       -                          -
                                                           -------                 -------                     ------
     Ending balance                                          9,824                       -                          -
                                                           -------                 -------                     ------
Retained earnings
     Beginning balance                                     320,545                 286,795                    272,050
     Net income                                             77,530                  92,972                     73,963
     Cash dividends declared:($.4375 per share in
         1997 and $.50 in 1996 and 1995)                   (49,633)                (59,222)                   (59,218)
     Stock repurchase                                     (289,014)                      -                          -
                                                          --------                 -------                    -------
     Ending balance                                         59,428                 320,545                    286,795
                                                          --------                 -------                    -------
Total shareholders' equity                                $144,598                $439,900                   $410,128
                                                          ========                ========                   ========

See accompanying notes to financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)                                   Ethyl Corporation & Subsidiaries
---------------------------------------------------------------------------------------------
Years ended December 31                                        1997         1996        1995
---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            $   20,148    $  29,972   $  31,166
                                                          ----------     --------   ---------
Cash flows from operating activities:
  Net income                                                  77,530       92,972      73,963
  Adjustments to reconcile income to cash flows
   from operating activities:
   Depreciation and amortization                              61,752       61,919      49,224
   Special charges                                                 -            -       4,750
   Prepaid pension costs                                      (8,578)      (7,933)     (7,204)
   Net loss on non-operating assets (impairment losses of
     $16,343 net of gains on sales of $10,619)                 5,724            -           -
   Deferred income taxes                                      (2,572)       7,860      15,714
   Changes in assets and liabilities, net of effects
     from acquisition:
     Decrease in accounts receivable                          20,362       18,710      64,771
     Decrease (increase) in inventories                        3,227       (1,241)    (15,560)
     (Increase) decrease in prepaid expenses                  (1,392)       5,239      (2,366)
     (Decrease) in accounts payable and accrued expenses      (6,637)         (78)    (37,948)
     (Decrease) increase in income taxes payable              (8,912)       2,741      (1,208)
   Other, net                                                 (7,909)       5,049       5,201
                                                          ----------     --------    --------
      Cash provided from operating activities                132,595      185,238     149,337
                                                          ----------     --------    --------
Cash flows from investing activities:
   Capital expenditures                                      (43,496)     (29,403)    (44,831)
   Proceeds from sale of subsidiary                           10,048            -           -
   Proceeds from sale of certain non-operating assets          5,596            -           -
   Acquisition of business (net of $1,245 cash acquired)           -     (133,032)          -
   Pension plan funding                                      (15,192)           -           -
   Other, net                                                    158       (2,405)        217
                                                          ----------     --------   ---------
      Cash used in investing activities                      (42,886)    (164,840)    (44,614)
                                                          ----------     --------   ---------
Cash flows from financing activities:
   Additional long-term debt                                 553,000       29,000     153,000
   Repayment of long-term debt                              (256,750)           -    (200,000)
   Cash dividends paid                                       (59,222)     (59,222)    (59,220)
   Repurchases of common stock                              (326,991)           -           -
   Other, net                                                 (1,732)           -         303
                                                          ----------     --------   ---------
      Cash used in financing activities                      (91,695)     (30,222)   (105,917)
                                                          ----------     --------   ---------
(Decrease) in cash and cash equivalents                       (1,986)      (9,824)     (1,194)
                                                          ----------     --------   ---------

Cash and cash equivalents at end of year                  $   18,162    $  20,148   $  29,972
                                                          ==========    =========   =========

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant  Accounting Policies
     Consolidation - The consolidated financial statements include the accounts and operations of Ethyl Corporation and all of its subsidiaries ("the Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

     Basis of Presentation - The Company completed the repurchase of 34,999,995 of the Company's outstanding common shares on October 2, 1997, in accordance with the stock buy-back offer. The related cost (approximately $328.9 million) was funded by the increase in long-term debt and is reflected as a reduction in shareholders' equity compared to the 1996 balance sheet. Also, on December 31, 1997, the Company completed the sale of Ethyl Additives, BVBA, which owned the Gent, Belgium, lubricant additives manufacturing and blending facility. The Company completed the acquisition of the worldwide lubricant additives business of Texaco Inc. ("Texaco") on February 29, 1996. The Consolidated Financial Statements and related Notes to Financial Statements include the results of operations of the Texaco additives business from March 1, 1996 forward.
     Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current presentation.

     Foreign Currency Translation - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments (net of deferred income tax benefit of $3,601,000 in 1997, income tax liability of $56,000 in 1996 and income tax benefit of $262,000 in 1995) are reflected as foreign currency translation adjustments in Shareholders' Equity and accordingly have no effect on net income. Transaction adjustments are included in net income.

     Inventories - Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis for substantially all domestic and most foreign product inventories and on the weighted-average cost basis for other inventories. Cost elements included in inventories are raw materials, direct labor and manufacturing overhead. Raw materials include purchase and delivery costs. Stores and supplies include purchase costs.

     Property, Plant & Equipment - Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest capitalized on significant capital projects during their construction periods. Expenditures for renewals and betterments are also capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses therein are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.
     The Company re-evaluates property, plant and equipment based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and it writes down net recorded costs of the assets to fair value (based on discounted cash flows or market values) when recorded costs, prior to impairment, are higher.

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

     Goodwill & Other Intangibles - Goodwill acquired prior to November 1, 1970 ($1,652,000) is not being amortized. Goodwill acquired subsequently ($4,991,000 and $6,559,000 at December 31, 1997 and 1996, respectively, net of accumulated amortization) is being amortized on a straight-line basis, over a period of ten years. Other intangibles ($72,505,000 and $69,446,000 at December 31, 1997 and 1996, respectively, net of accumulated amortization) are being amortized on a straight-line basis primarily over periods from four to twenty years. Amortization of goodwill and other intangibles amounted to $9,416,000 for 1997, $8,676,000 for 1996 and $4,504,000 for 1995. Accumulated amortization of goodwill and other intangibles was $35,852,000 and $26,436,000 at the end of 1997 and 1996, respectively.
     The Company re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and it writes down recorded costs of the assets to fair value (based on discounted cash flows or market values) when recorded costs, prior to impairment, are higher.

     Pension Plans & Other Postemployment Benefits - Annual costs of pension plans are actuarially determined based on Financial Accounting Standards Board ("FASB") Statement No. 87, "Employers' Accounting for Pensions." The policy of the Company is to fund its U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974.

Annual costs of other postretirement plans are accounted for based on FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The policy of the Company is to fund its post-retirement health benefits for retirees on a pay-as-you-go basis. Annual costs of other postemployment plans for employees who leave the Company for reasons other than retirement are immaterial and are accounted for based on FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The Company's policy is to fund such benefits on a pay-as-you-go basis.

     Profit-Sharing & Employee Savings Plan - The Company's employees participate in defined contribution profit-sharing and employee savings plans, which are generally available to all full-time and hourly employees. Certain other employees, who are covered by a collective bargaining agreement, may participate pursuant to the terms of such bargaining agreement. The plans are funded with contributions by participants and the Company. The Company has recorded expenses of $3,032,000, $2,952,000 and $2,703,000 in 1997, 1996 and
1995, respectively, related to these plans.

     Research, Development & Testing Expenses - Company-sponsored research, development and testing expenses related to present and future products are expensed as incurred. Research and development expenses determined in accordance with FASB Statement No. 2, "Accounting for Research and Development Costs," were $42.2 million, $47.4 million and $54.5 million in 1997, 1996 and 1995, respectively.

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

     Derivative Instruments & Hedging of Foreign Currency Exposures - At December 31, 1997, the Company was not party to any hedging transactions or derivative financial instruments. Until recently, the Company was able to limit foreign currency risk by operational means, primarily matching its cash flow exposures in major currencies. The ongoing consolidation of manufacturing operations is expected to reduce the ability to minimize exposures through operational means. Because foreign exchange rates have been more volatile in recent years, the Company's risk of incurring foreign exchange losses and gains increased significantly, even though net foreign currency translation exposures increased only slightly. Therefore, the Company is investigating and may in the future participate in external foreign currency hedging transactions.

     Unrealized Gain on Marketable Equity Securities - Investments in marketable equity securities are classified as "available for sale" and are carried at fair value, which is based on market value. At December 31, 1997, the fair value of $17,491,500 exceeded cost by $15,422,000, which resulted in an adjustment to Shareholders' Equity of $9,824,000, net of $5,598,000 in taxes.

     Earnings Per Share - Effective December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share," which supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." This new statement requires that "basic earnings per share" be computed by dividing income available to com-mon shareholders by the weighted-average number of common shares outstanding for the period. "Diluted earnings per share," if different, reflects the potential dilution that could occur if stock options or other contracts resulted in the issue or exercise of additional shares of common stock that share in the earnings.

     Since the Company has only common shares, the only potential for dilution are the options issued under the Company's stock-based compensation plan. Options are assumed to be converted to common shares when the average market price of the stock is higher than the option exercise price.
     The number of shares used to compute basic and diluted earnings per share is 109,793,327 and 109,800,596 in 1997, 118,443,835 and 118,448,407 in 1996 and
118,435,921 and 118,447,201 in 1995, respectively.

     Stock-Based Compensation - The Company currently accounts for its stock-based compensation plans pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".
     FASB Statement No. 123, "Accounting for Stock- Based Compensation ," allows companies to account for stock-based compensation plans using a fair-value-based method or to continue measuring compensation expense using the intrinsic-value method prescribed in APB Opinion No. 25. Companies electing to continue using the intrinsic-value method must disclose pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied. The Company has made such required disclosures in Note 12, which begins on page 36.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Pro Forma Information (Unaudited)
     On October 2, 1997, the Company completed the repurchase of 34,999,995 shares at $9.25 per share, with the purchase price and related costs totalling about $328,922,000. The purchase was financed under the Company's new $900,000,000 Competitive Advance, Revolving Credit Facility and Term Loan Agreement, which increased the committed funds available for borrowing. Subsequently, on November 14, 1997, the Company elected to reduce the committed funds under that agreement to $750,000,000 and, accordingly, has entered into an Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement.
     On February 29, 1996, the Company completed the acquisition of the worldwide lubricant additives business of Texaco including manufacturing and blending facilities (with an allocated value of $27.1 million), identifiable intangibles (with an initially allocated value of $72.1 million) and working capital. The acquisition (accounted for under the purchase method) included a cash payment of $134.3 million, an estimated $6.4 million for decommissioning and related costs for those acquired facilities that are being phased out of production and shutdown during 1997, certain liabilities assumed, and deferred taxes, as well as a future contingent payment of up to $60 million. The cash payment was financed primarily under the Company's revolving credit agreement. The payment of up to $60 million will become due on February 26, 1999, with interest payable on the contingent debt until such date. The actual amount of the contingent payment and total interest is being determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during the calendar years 1996 through 1998, as specified in the contingent note agreement. To date, the Company has recognized $12.5 million of the contingent note, which has been allocated to intangible assets. Texaco retained substantially all noncurrent liabilities.
     As the Company's financial statements only include the effects of the purchase of the 34,999,995 shares and the related borrowing since October 2, 1997, and the 1996 financial statements only include the ten months of operations of the acquired lubricant additives business after February 29, 1996, the following selected unaudited pro forma information is being provided to present a summary of the results of operations of the Company as if the purchase of shares had occurred as of January 1, 1996, and the acquisition of the Texaco worldwide lubricant additives business had occurred as of January 1, 1995. The pro forma information for 1997 and 1996 gives effect to adjustments for the reduction in outstanding shares and interest expense on additional debt that would have been incurred to finance the purchase of the shares, and the related income tax impact. The pro forma information for the years 1996 and 1995 also includes the combined operations of the Company and the worldwide lubricant additives business acquired from Texaco after giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of the Company had the purchase of shares occurred on January 1, 1996, and had the acquired business been part of the Company for the full years 1996 and 1995.


(In thousands Except Per-Share Amounts)(Unaudited)

                                                                   Pro Forma     Pro Forma
                                                                   Historical   Adjustments
                                                     Pro Forma      Purchased  for Purchase
                                                    Adjustments     Lubricant  of Lubricant
                                       Historical    for Share      Additives    Additives
Years ended December 31                  Ethyl      Repurchase      Business     Business     Pro Forma
--------------------------------------------------------------------------------------------------------
1997
Net sales                              $ 1,063,615           -              -           -    $ 1,063,615
Net income                             $    77,530   $  (9,975)             -           -    $    67,555
Basic and diluted earnings per share   $       .71                                           $       .81
Shares used to compute basic
    earnings per share                     109,793     (26,344)             -           -         83,449

1996
Net sales                              $ 1,149,651           -       $ 49,854    $   (679)   $ 1,198,826
Net income                             $    92,972   $ (13,480)      $    711    $    821    $    81,024
Basic and diluted earnings per share   $       .78                                           $       .97
Shares used to compute basic
    earnings per share                     118,444     (35,000)             -           -         83,444

1995
Net sales                              $   960,450           -       $396,312    $(52,750)   $ 1,304,012
Net income                             $    73,963           -       $    503    $ 11,640    $    86,106
Basic and diluted earnings per share   $       .62                                           $       .73
Shares used to compute basic
    earnings per share                     118,436           -              -           -        118,436


The pro forma amounts for 1997 and 1996 give effect to adjustments for the reduction in outstanding shares, the increase in interest expense on additional debt that would have been incurred to finance the purchase of the shares, and the related income tax impact.

The pro forma amounts for 1996 and 1995 reflect the results of operations for the Company, the acquired business and the following purchase accounting adjustments for the periods presented:

- Elimination of sales and costs of goods sold on transactions between the Company and Texaco including certain of the acquired business's blending and packaging operations pursuant to the Company's agreement to blend and/or package certain products for Texaco under a tolling arrangement ($0 in 1996 and $48,678 in 1995) and intercompany sales ($679 in 1996 and $4,072 in 1995) had the purchase been completed on January 1, 1995. The tolling contract calls for the Company to process, for a fee, products that the Company neither owns nor sells.

- Depreciation on fixed assets and amortization of intangible assets based on the purchase price allocation for each period presented.

- Reduction of expenses ($2,835 in 1996 and $22,756 in 1995) in selling, general and administrative expenses, as well as research, development and testing expenses, realized at the acquisition date, based on staffing levels and the number of activities and research, development and testing and other procedures actually being combined because only a small portion of the staff employed by Texaco was hired by the Company.

- Elimination of historical interest expense of the acquired business as well as the addition of the incremental interest expense on additional revolving credit debt that would have been incurred to finance the acquisition.

-    Estimated income tax effect on the pro forma adjustments.

3. Supplemental Cash-Flow Information

     Supplemental information for the Consolidated Statements of Cash Flows is as follows:

                                                         (In Thousands)
                                                    1997      1996      1995
                                                   ------    ------    ------
Cash paid during the year for:
Income taxes                                      $48,875   $37,409   $22,881
Interest and financing
expenses (net of capitalization)                   22,477    24,644    31,390
Supplemental investing and financing non-cash
transactions:
Increase in intangibles related to a portion
of the contingent note payable to Texaco
(including deferred interest cost of $1,284)       13,784         -         -
Recognition of a portion of contingent note
payable to Texaco                                  12,500         -         -
Liabilities assumed in connection with the
acquisition of the Texaco lubricant
additives business (primarily deferred
taxes and working capital liabilities)                  -    63,610         -

Also see Note 2 with respect to acquired operations

4. Geographic Areas
     The geographic areas table on page 23 (and the related introduction and notes on pages 22 and 23) is an integral part of the consolidated financial statements.
     Information about the Company's geographic areas, as well as major customers, is presented for the years 1993-1997. The discussion of geographic areas information for the years 1995-1997 on page 24 is unaudited.

5. Cash & Cash Equivalents
Cash and cash equivalents consist of the following:
                           (In Thousands)
                           1997      1996
                          ------   -------

Cash and time deposits   $16,832   $13,894
Short-term securities      1,330     6,254
                         -------   -------
Total                    $18,162   $20,148
                         =======   =======


     Short-term securities (generally commercial paper maturing in less than 90 days) are stated at cost plus accrued income, which approximates market value.

6. Inventories
     Domestic and European inventories stated on the LIFO basis amounted to $156,056,000 and $153,610,000 at December 31, 1997 and 1996, respectively, which are below replacement cost by approximately $21,976,000 and $16,289,000, respectively.

7. Deferred Income Taxes & Prepaid Expenses
Deferred income taxes and prepaid expenses consist of the following:

                                              (In Thousands)
                                              1997      1996
                                            -------   -------
Deferred income taxes - current             $17,740   $15,907
Prepaid expenses                              4,117     2,720
                                            -------   -------
Total                                       $21,857   $18,627
                                            =======   =======
8. Property, Plant & Equipment
Property, plant and equipment, at cost, consist of the following:

                             (In Thousands)
                              1997       1996
                            -------    -------
Land                       $ 49,050   $ 54,646
Land improvements            30,885     30,565
Buildings                    99,739    100,881
Machinery and equipment     546,162    548,178
Capitalized interest         20,958     21,638
Construction in progress     19,619      8,237
                            -------    -------
Total                      $766,413   $764,145
                            =======    =======

     The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives:

Land improvements                  5-30 years
Buildings                         10-40 years
Machinery and equipment            3-25 years

     Interest capitalized in 1997, 1996 and 1995 was $924,000, $634,000 and $2,223,000, respectively, while amortization of capitalized interest (which is included in depreciation expense) was $1,867,000, $1,864,000 and $1,878,000, respectively.

9. Accrued Expenses
Accrued expenses consist of the following:
                                    (In Thousands)
                                    1997      1996

Employee benefits, payroll and
related taxes                    $ 13,183  $15,356
Other                              37,560   48,811
                                  -------   ------
Total                            $ 50,743  $64,167
                                  =======   ======

10. Long-Term Debt
A summary of long-term debt maturities at December 31, 1997, is listed below:

                           (In Thousands)
                           Variable-Rate
                    ------------------------------
            Note                           Medium-
         Payable to      Term     Bank       Term
           Texaco        Loan     Loans      Notes      Total
1998               $   40,000              $ 6,750   $  46,750
1999   $  12,500       20,000   $   9,000    6,750      48,250
2000                   60,000                6,750      66,750
2001                   80,000                6,750      86,750
2002                  100,000     293,000              393,000
         -------      -------     -------   ------    --------
       $  12,500     $300,000   $ 302,000  $27,000     641,500
         =======      =======    ========   ======
Less unamortized discount                                 (364)
                                                       -------
Total long-term debt at December 31, 1997              641,136
Less amount maturing during 1998
(net of unamortized discount)                          (46,707)
                                                       -------
Amount maturing after 1998                            $594,429
                                                       =======

     The Company has an unsecured Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement with a group of banks that permit it to borrow up to $750 million. The agreement is composed of a competitive advance and a revolving credit facility, under which the Company can borrow up to $450 million, and a term loan, pursuant to which the Company was able to initially borrow up to $300 million. A facility fee, 0.175% or 17.5 basis points, based on the Company's debt rating, is assessed on the entire amount of the revolving credit facility. The credit facility permits borrowing for the next five years at various interest rate options. The facility contains a number of covenants, representations and events of default typical of a credit facility agreement of this size and nature, including financial covenants relating to consolidated debt (as defined) including: (i) maximum consolidated leverage or indebtedness to earnings of 3.5 to 1.0, (ii) minimum consolidated earnings to fixed charges coverage of 1.25 to to 1.0 and (iii) minimum consolidated net worth (defined as a percentage of shareholders' equity after the effects of the repurchase of about 35 million shares on October 2, 1997, plus 50% of future net income). The Company was in compliance with such covenants at December 31, 1997. Under this agreement, $275 million was borrowed under the revolving credit facility and $300 million was borrowed under the term loan at December 31, 1997. Amounts outstanding under the revolving credit facility at August 28, 2002, mature on that date. The term loan is to be repaid over the next five years. Average interest rates on variable-rate bank loans during 1997 and 1996 were 6.1% and 5.9%, respectively.
     The Company has an uncommitted agreement with NationsBank, N.A. providing for immediate borrowings of up to $50 million at its money-market rate. There was $18 million outstanding under this agreement at December 31, 1997. The average interest rates on borrowing during 1997 and 1996 under the agreement were 5.8% and 5.6%, respectively.
     The Company also has a $9 million variable-rate LIBOR-based loan with NationsBank, N.A. which is due February 27, 1999. The current interest rate is determined every 90 days. The agreement contains a number of covenants, representations and events of default typical of a loan of this nature. The average interest rate was 6.1% during 1997 and 5.76% during 1996.
     The Company's $27 million variable-rate (ranging from 8.7% to 8.86%) medium-term notes were issued in a series of $6.75 million each, which are due annually in serial order at 100% of their principal amount, December 15, 1998, through December 15, 2001.
     The Company also has a 5.99% contingent note payable to Texaco of up to $60 million that is associated with Ethyl's 1996 acquisition of Texaco's worldwide lubricant additives business. The actual amount due on the contingent note is being determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998 and is due February 26, 1999. Based on actual shipments through December 31, 1997, $12.5 million of the contingent note is recorded as of December 31, 1997.

11. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following:
                                                        (In Thousands)
                                                         1997     1996
Provision for environmental remediation
  and future shutdown costs                            $52,228  $50,954
Other                                                   34,080   33,548
                                                        ------   ------
Total                                                  $86,308  $84,502
                                                        ======   ======

12. Capital Stock & Stock Options

     Stock Repurchase - On October 2, 1997, the Company acquired approximately 35 million shares of the Company's common stock in accordance with the stock buy-back offer further discussed in Note 2 on pages 32 and 33.

     Stock Option Plan - The Company has an incentive stock option plan whereby incentive stock options and nonqualifying stock options may be granted to officers and other key employees to purchase a specified number of shares of common stock at an exercise price not less than the fair market value on the date of grant and for a term not to exceed 10 years. Certain options become exercisable upon the attainment of specified earnings objectives or market price appreciation of the Company's common stock. The remaining options become exercisable one year after the grant date. In addition to the stock options, the recipient may also be granted a stock appreciation right ("SAR"). To date, SARs generally have been granted for the same number of shares subject to related options. The Company's incentive stock option plan limits the number of shares issuable under the option plan to 11,900,000, with an annual limit of 200,000 shares for which options may be granted to an individual. At December 31, 1997 and 1996, 6,254,721 and 5,964,925 shares, respectively, were available for grant.
     A summary of the status of the Company's stock option plan as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:

                                                          Weighted-
                                                            Average
                                                           Exercise
                                              Shares         Price
-------------------------------------------------------------------
Outstanding at January 1, 1995              3,283,274        $12.40
Exercised                                      (9,434)        10.85
                                            ---------
Outstanding at December 31, 1995            3,273,840         12.40
Granted                                       280,000          8.88
Lapsed                                        (88,911)        12.73
                                            ---------
Outstanding at December 31, 1996            3,464,929         12.11
Granted                                       200,000          9.25
Lapsed                                       (489,796)        12.45
                                            ---------
Outstanding at December 31, 1997            3,175,133         11.88
                                            =========
Exercisable at:
    December 31, 1995                         944,240
    December 31, 1996                         895,329
    December 31, 1997                         749,533


     The fair value, as of the grant date, of each option granted in 1997 and 1996 was estimated using a Black-Scholes type option-pricing model, as prescribed by FASB Statement No. 123. The following assumptions were used for valuing the options granted:

                                1997     1996
                                ----     ----
Dividend yield                   2.8%     4.6%
Expected volatility             17.5%    19.4%
Risk-free interest rate          5.7%     6.3%
Expected life                 7 years  7 years

     Based on these assumptions, the stock options granted in 1997 and 1996 have an estimated average value, as of the grant date, of $2.10 and $1.63 per share, respectively.
     Had compensation cost for the Company stock option plan been determined based on the fair value at the grant date consistent with the fair-value method prescribed by FASB Statement No. 123, the Company's 1997 and 1996 net income would have been reduced on a pro forma basis from $77,530,000 to $77,355,000 and from $92,972,000 to $92,881,000, respectively. Basic and diluted earnings per share in 1997 would have decreased from $.71 to $.70. Basic and diluted earnings per share in 1996 would have been unchanged at $.78.
     However, the Company continues to apply APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the stock option plan for the years presented.

     The following tables summarize information about the stock options outstanding or exercisable at December 31, 1997:

                              Options Outstanding

        ---------------------------------------------------------------
         Range of          Number                   Weighted-Average
         Exercise       Outstanding           Remaining        Exercise
          Prices        at 12/31/97       Contractual Life       Price
        ---------------------------------------------------------------
        $ 8.88            280,000          8.9 years            $ 8.88
          9.00 - 9.86     259,681          8.0                    9.33
         11.54 - 11.71    161,679          3.6                   11.57
         12.50 - 12.83  2,473,773          6.2                   12.51
                        ---------
          8.88 - 12.83  3,175,133          6.4                   11.88
                        =========

                    Options Exercisable
       -----------------------------------------------
       Range of           Number
       Exercise         Exercisable   Weighted-Average
        Prices          at 12/31/97    Exercise Price
       -----------------------------------------------
        $ 8.88                   -        $  8.88
          9.00 - 9.86       59,681           9.59
         11.54 - 11.71     161,679          11.57
         12.50 - 12.83     528,173          12.53
                           -------
         8.88 - 12.83      749,533          12.08
                           =======


13. Losses and Gains On Foreign Currency
     Foreign currency transaction adjustments resulted in losses of $5,551,000 in 1997 and $3,158,000 in 1996 and a gain of $1,827,000 in 1995 and are included in income.

14. Contractual Commitments & Contingencies
     The Company has a number of operating lease agreements primarily for office space, transportation equipment and storage facilities.
     Rental expense was $16,440,000 for 1997, $17,126,000 for 1996 and
$13,703,000 for 1995.
     Future lease payments for the next five years for all noncancelable leases as of December 31, 1997, are $12,099,000 for 1998, $6,156,000 for 1999,
$3,458,000 for 2000, $1,342,000 for 2001, $951,000 for 2002, and amounts payable after 2002 are $2,159,000.
     Contractual obligations for plant construction and purchases of real property and equipment amounted to approximately $3,000,000 at December 31, 1997.
     The Company and Albemarle Corporation ("Albemarle") entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Albemarle agreed to coordinate certain facilities and services of adjacent operating sites at plants in Orangeburg, South Carolina; Houston, Texas and Feluy, Belgium. On March 1, 1996, certain of the agreements were transferred to Amoco Chemical Company as part of Albemarle's sale of a portion of its business. In addition, the Company and Albemarle entered into agreements providing for the blending by Albemarle of Ethyl's additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg plant. Ethyl was billed approximately $29 million in 1997, $34 million in 1996 and $48 million in 1995 in connection with these agreements. Also, as discussed in prior years, the Company and Albemarle entered into a tax sharing agreement and an indemnification agreement, which together allocate taxes and various indemnifications, respectively, for periods prior to February 28, 1994.
     The Company is from time to time subject to routine litigation incidental to its business. The Company is not a party to any pending litigation proceedings that are ex-pected to have a materially adverse effect on the Company's results of operations or financial condition. Further, no additional disclosures are required in conformity with FASB Statement No. 5, "Accounting for Contingencies," due to immateriality.
     At December 31, 1997 and 1996, the Company had accruals of $44,300,000 and $41,200,000, respectively, for environmental liabilities. In developing its estimates of environmental remediation and monitoring costs, the Company considers, among other things, risk-based assessments of the contamination, currently available technological solutions, alternative cleanup methods and prior Company experience in remediation of contaminated sites, all of which are based on presently enacted laws and regulations. Amounts accrued do not take into consideration claims for recoveries from insurance. Although studies have not been completed for certain sites, some amounts generally are estimated to be expended over extended periods. When specific amounts within a range cannot be determined, the Company has accrued the minimum amount in that range.
     Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of regulations, lack of reliable data, multiplicity of possible solutions and length of time. As the scope of the Company's environmental contingencies becomes more clearly defined, it is possible that expenditures in excess of those amounts already accrued may be necessary. However, management believes that these overall costs are expected to be incurred over an extended period of time and, as a result, such contingencies are not expected to have a material impact on the consolidated financial position or liquidity of the Company, but they could have a material adverse effect on the Company's results of operations in any given future quarterly or annual period.

     As of December 31, 1997, $12.5 million of a possible $60 million contingent note is recognized in long-term debt. The Company agreed to this contingent note as part of the acquisition of the lubricant additives business of Texaco. See
Note 2 on pages 32 and 33 for additional information.

15. Pension Plans & Other Postretirement Benefits
     U.S. Pension Plans - The Company has noncontributory defined benefit pension plans covering most U.S. employees. The benefits for these plans are based primarily on years of service and employees' compensation. The Company's funding policy complies with the requirements of federal law and regulations. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension information for all periods includes amounts related to the Company's salaried and hourly plans. The components of U.S. net pension income are as follows:

                                               (In Thousands)
Years ended December 31                    1997     1996    1995
Return on plan assets:
Actual return                            $84,672  $67,490  $48,411
Actual return (higher)
than expected                            (51,034) (35,451) (17,612)
                                          ------   ------   ------
Expected return                           33,638   32,039   30,799
Amortization of transition
   asset                                   4,277    4,277    4,277
Service cost (benefits earned
during the year)                          (4,368)  (4,210)  (2,821)
Interest cost on projected
         benefit obligation              (21,561) (21,428) (22,753)
Amortization of prior
service cost                              (2,684)  (2,816)  (2,683)
                                          ------   ------   ------
Net pension income                       $ 9,302  $ 7,862  $ 6,819
                                          ------   ------   ------

     Amortization of the transition asset is based on the amount determined at the date of adoption of FASB Statement No. 87.
     Net pension income and plan obligations are calculated using assumptions of estimated discount and interest rates and rates of projected increases in compensation. The discount rate on projected benefit obligations was assumed to be 7% at December 31, 1997, 1996 and 1995. The assumed interest rate at the beginning of each year is the same as the discount rate at the end of each prior year. The rates of projected compensation increase were assumed to be primarily 4.5% at December 31, 1997, 1996 and 1995. The expected long-term rate of return on plan assets was assumed to be 9% each year. Net pension income (table above) is determined using assumptions as of the beginning of each year. Funded status (table at right) is determined using assumptions as of the end of each year.


     The following table presents a reconciliation of the funded status of the U.S. pension plans to prepaid pension expense, which is included in "Other assets and deferred charges":

                                                  (In Thousands)
Years ended December 31                            1997     1996
Plan assets at fair value                        $483,309 $426,671
Less actuarial present value of
benefit obligations:
Accumulated benefit obligation
(including vested benefits of
$294,721 in 1997 and $293,134
in 1996)                                          298,531  297,031
Projected compensation increase                    21,540   20,394
                                                  -------  -------
Projected benefit obligation                      320,071  317,425
                                                  -------  -------
Plan assets in excess of projected
benefit obligation                                163,238  109,246
Unrecognized net (gain)                           (79,542) (34,142)
Unrecognized transition asset being
amortized principally over 16 years               (18,030) (22,307)
Unrecognized prior service cost
being amortized                                    18,285   21,069
                                                  -------  -------
Prepaid pension expense                          $ 83,951 $ 73,866
                                                  =======  =======

     One of the Company's U.S. pension plans is the supplemental executive retirement plan ("SERP"), which is an unfunded defined benefit plan. The actuarial present value of accumulated benefit obligations related to the Company's SERP totalled $17,612,000 and $12,451,000 at December 31, 1997 and 1996, respectively. In December 1997, the Company established a Rabbi Trust into which it invested $15,192,000, an amount equivalent to the accumulated benefit obligation of the already retired beneficiaries of the SERP. The prepaid pension asset in the table above is net of an accrued pension liability of $12,495,000 and $11,164,000 related to the SERP at December 31, 1997 and 1996, respectively. Pension expense for the SERP totalled $2,093,000, $1,410,000 and $1,456,000 for 1997, 1996 and 1995, respectively.
     Foreign Pension Plans - Pension coverage for employees of the Company's foreign subsidiaries is provided through separate defined benefit and/or defined contribution plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. Pension cost for 1997, 1996 and 1995 for these plans was $2,444,000, $1,681,000 and $1,195,000, respectively. The actuarial present value of accumulated benefits at December 31, 1997 and 1996, was $26,630,000 and $25,527,000, substantially all of which was vested, compared with net assets available for benefits of $25,832,000 and $23,717,000, respectively. The assets and benefit obligations of these foreign pension plans are not included in the tables above.

     Consolidated - Consolidated net pension income for 1997, 1996 and 1995 was $6,858,000, $6,181,000 and $5,624,000, respectively.
     Other Postretirement Benefits - The Company also provides postretirement medical benefits and life insurance for certain groups of retired employees which it accounts for based on FASB Statement No. 106.

     The Company funds medical and life insurance benefit costs principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire from the Company before becoming eligible for Medicare can continue group coverage by paying the full cost of a composite monthly premium designed to cover the claims incurred by active and retired employees. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage.

     The components of net periodic postretirement benefit cost are as follows:

                                          (In Thousands)
Years ended December 31             1997        1996       1995
                                    ----        ----       ----
Service cost (benefits earned
  during the year)                $  (912)    $  (932)   $  (720)
Interest cost on accumulated
  postretirement benefit
  obligation                       (3,430)     (3,424)    (3,654)
Amortization of prior service cost     28          28         72
Actual return on plan assets        2,317       2,286      2,309
                                    -----       -----      -----
Net periodic postretirement
  benefit cost                    $(1,997)    $(2,042)   $(1,993)
                                    =====       =====      =====

     Summary information on the Company's plans is as follows:

                                               (In Thousands)
Years ended December 31                       1997        1996
Accumulated postretirement benefit
  obligation (APBO) for:
   Retirees                                $ 37,538     $ 39,564
   Fully eligible, active plan
     participants                              3,096       2,463
   Other active plan participants             10,939       9,513
                                              ------      ------
                                              51,573      51,540
Plan assets at fair value                    (26,450)    (26,663)
Unrecognized prior service cost                  278         307
Unrecognized net gain                          3,205       3,367
                                              ------      ------
Accrued postretirement benefit cost         $ 28,606    $ 28,551
                                              ======      ======

     Plan assets are held under an insurance contract and reserved for retiree life insurance benefits.
     The discount rate used in determining the APBO was 7% at December 31, 1997, 1996 and 1995. The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 7% at December 31, 1997, and 9% for the years 1997, 1996 and 1995, and the estimated pay increase was 4.5% at December 31, 1997, 1996 and 1995. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% in 1995, 11% in 1996 and 10% in 1997, declining by 1% per year to an ultimate rate of 7%, except that managed-care costs were assumed to begin at 9% in 1995, 8% in 1996 and 7% in 1997, declining by 1% per year to 6%.
     If the health-care cost-trend rate assumptions were increased by 1%, the APBO, as of December 31, 1997, would be increased by approximately $3.2 million. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 would be an increase of about $0.4 million.
     Changes in Estimates - The rate-change effects on net pension income and postretirement benefit cost are not material to the Company's financial statements.

16. Other Expense (Income), Net
     Other expense (income), net in 1997 included a net loss relating to non-operating assets ($16,343,000 of impairment losses net of $10,619,000 of gains on sales). About $7.1 million of the $12.7 million proceeds from the sale was not received until January 1998.

17. Income Taxes
     Income before income taxes and current and deferred income taxes are composed of the following:

                                    (In Thousands)
Years ended December 31         1997     1996     1995
Income before income taxes:
      Domestic               $ 82,235 $114,547 $ 90,409
      Foreign                  27,747   31,225   25,767
                              -------  -------  -------
         Total               $109,982 $145,772 $116,176
                              =======  =======  =======

Current income taxes:
      Federal                $ 21,100 $ 28,982 $ 15,442
      State                     2,034    2,579    2,409
      Foreign                  11,890   13,379    8,648
                              -------  -------  -------
         Total                 35,024   44,940   26,499
                              -------  -------  -------

Deferred income taxes:
      Federal                     452    8,196   12,002
      State                    (1,298)   1,370    1,427
      Foreign                  (1,726)  (1,706)   2,285
                              -------  -------  -------
         Total                 (2,572)   7,860   15,714
                              -------  -------  -------
Total income taxes           $ 32,452 $ 52,800 $ 42,213
                              =======  =======  =======

     The deferred income tax assets and deferred income tax liabilities recorded on the balance sheets as of December 31, 1997 and 1996, are as follows:

                                             (In Thousands)
Deferred tax assets:                         1997       1996
                                            ------    -------
  Environmental reserves                   $15,708    $15,708
  Intercompany profit in
      inventories                           10,467      6,448
  Loss on impairment of
      non-operating assets                   6,358          -
  Undistributed earnings of
      foreign subsidiaries                   4,744      5,090
  Future employee benefits                   4,268      4,266
  Foreign currency translation
      adjustments                            3,601        (56)
  Inventory capitalization                   1,689        978
  Facilities write-down and other costs        744      4,749
  Acquired fixed asset basis differences
      of Belgian subsidiary                      -      4,823
  Other                                      1,391        866
                                            ------    -------
Gross deferred tax assets                   48,970     42,872
  Valuation allowance                            -     (6,277)
                                            ------    -------
Net deferred tax assets                     48,970     36,595
                                            ------    -------
Deferred tax liabilities:
  Depreciation                              41,056     37,486
  Future employee benefits                  20,056     17,346
  Long-term contingent note
      payable                               18,169     22,422
  Unrealized gain on marketable
      equity securities                      5,598          -
  Capitalization of interest                 2,742      2,510
  Other                                      5,123      5,300
                                            ------    -------
Deferred tax liabilities                    92,744     85,064
                                            ------    -------
Net deferred tax liabilities               $43,774    $48,469
                                            ======    =======
Reconciliation to financial statements:
  Deferred tax assets                      $17,740    $15,907
  Deferred tax liabilities                  61,514     64,376
                                            ------    -------
Net deferred tax liabilities               $43,774    $48,469
                                            ======     ======

     During 1996, it was concluded that it is more likely than not that a portion of the deferred tax assets related to a Belgian subsidiary acquired as part of the Texaco additives acquisition would not be realized. Therefore, a valuation allowance of $6,277,000 (related to fixed asset basis differences of $4,823,000 and dismantling and decontamination reserves of $1,454,000) was established for these assets at the date of acquisition. In 1997, this subsidiary was sold, the benefit realized, and the related accounts have been removed from the balance sheet.
     Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

                                                     % of Income
                                                 Before Income Taxes
                                                1997     1996     1995
Federal statutory rate                          35.0%    35.0%    35.0%
State taxes, net of federal tax benefit          2.0      1.8      2.1
Foreign sales corporation benefit               (0.6)    (0.1)    (0.6)
Research tax credit                             (0.4)    (0.4)    (1.7)
Sale of Belgian subsidiary                      (3.4)       -        -
Favorable tax settlements and adjustments       (3.5)       -        -
Provision for legal settlement                     -        -      0.9
Other items, net                                 0.4     (0.1)     0.6
                                                ----     ----     ----
Effective income tax rate                       29.5%    36.2%    36.3%
                                                ====     ====     ====

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

                                                              (In Thousands)
                                                            Carrying    Fair
                                                              Value     Value
                                                            --------  --------
December 31, 1997
Cash and cash equivalents                                   $ 18,162  $ 18,162
Long-term debt, including current maturities                $641,136  $641,887

December 31, 1996
Cash and cash equivalents                                   $ 20,148  $ 20,148
Long-term debt, including current maturities                $332,181  $333,889

19. Comprehensive Income
     Information on the tax effects on items in the Consolidated Statements of Comprehensive Income is as follows:

                                                        (In Thousands)
                                                   1997      1996       1995
                                                 -------   -------    -------
Unrealized gain on
    marketable equity securities                $ 15,422         -          -
Income tax                                        (5,598)        -          -
                                                 -------   -------    -------
Unrealized gain on
    marketable equity securities, net of tax    $  9,824         -          -
                                                 =======   =======    =======
Foreign currency translation
    adjustment                                  $(16,340)  $(6,156)    $6,994
Income tax                                         6,079     2,178     (2,651)
                                                 -------   -------    -------
Foreign currency translation
    adjustment, net of tax                      $(10,261)  $(3,978)    $4,343
                                                 =======   =======    =======
Reclassification of foreign
    currency translation adjustment for the
    loss included in income, arising from sale
    of foreign subsidary                        $  6,326         -          -
Income tax                                        (2,296)        -          -
                                                 -------   -------    -------
Reclassification of foreign currency
    translation adjustment, net of tax          $  4,030         -          -
                                                 =======   =======    =======

     FASB Statement No. 130, "Reporting Comprehensive Income" was adopted effective December 31, 1997. This statement establishes standards for reporting "comprehensive income" in financial statements, including display of accumulated other comprehensive income in separate captions in the equity section of the balance sheet. Material components of accumulated other comprehensive income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to financial statements.

20. Special Charges
     A special charge in 1995 amounting to $4,750,000 ($4,150,000 after income taxes, or $0.04 per share) covered a provision for the cost of a legal settlement by a subsidiary.

21. Recently Issued Accounting Standard
     FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for annual periods beginning after December 15, 1997, and for interim periods after the year of adoption. This statement establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company has not identified what impact, if any, Statement No. 131 will have on operating segments reported, or on the financial statements and related disclosures.


22. Selected Quarterly Consolidated Financial Data
     Information for 1996 includes the results of the worldwide lubricant additives business of Texaco since its acquisition on February 29, 1996.

(In Thousands Except Earnings Per Share) (Unaudited)
--------------------------------------------------------------------------------
                                          First      Second     Third    Fourth
1997                                     Quarter    Quarter    Quarter   Quarter
--------------------------------------------------------------------------------
Net sales                               $265,713   $269,336   $254,074  $274,492
Gross profit                            $ 76,025   $ 79,371   $ 69,714  $ 76,845
Net income                              $ 20,589   $ 21,938   $ 18,846  $ 16,157
Basic and diluted earnings
per share (a)                           $    .17   $    .19   $    .16   $   .19
Shares used to compute basic earnings
 per share(a)                            118,444    118,444    118,444    83,842

1996
Net sales                               $242,185   $299,320   $304,169  $303,977
Gross profit                            $ 76,057   $ 81,804   $ 95,427  $ 91,740
Net income                              $ 19,030   $ 20,112   $ 28,485  $ 25,345
Basic and diluted earnings
per share (a)                           $    .16   $    .17   $    .24  $    .21
Shares used to compute basic earnings
 per share(a)                            118,444    118,444    118,444   118,444

(a) Earnings per share figures and number of shares used to compute basic earnings per share have been restated in accordance with FASB Statement No. 128, adopted effective December 31, 1997.

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


--------------------------------------------------------------------------------
REPORT OF INDEPENDENT ACCOUNTANTS

certified public accountants                   in principal areas of the world
                    Riverfront Plaza West
                    901 East Byrd Street
                    Suite 1200
                    Richmond, Virginia 23219
                    Telephone (804) 697-1900

To the Board of Directors & Shareholders of Ethyl Corporation

     We have audited the accompanying consolidated balance sheets of Ethyl Corporation and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ethyl Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          /s/ Coopers & Lybrand L.L.P.

                                          January 20, 1998


--------------------------------------------------------------------------------
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference.

The names and ages of all officers of the Company, as of March 19, 1998, are set forth below.

Name                         Age  Office
-------------------------------------------------------------------------------------------
Bruce C. Gottwald *          64   Chairman of the Board and of the Executive Committee,
                                  Chief Executive Officer, Director
Thomas E. Gottwald *         37   President and Chief Operating Officer, Director
J. Robert Mooney             53   Senior Vice President and Chief Financial Officer
Alexander McLean             41   Senior Vice President - Petroleum Additives
Newton A. Perry              55   Senior Vice President - Antiknocks
Wayne C. Drinkwater          51   Controller - Principal Accounting Officer
David A. Fiorenza            48   Vice President and Treasurer
Russell L. Gottwald, Jr      46   Vice President - Product Supply
C.S. Warren Huang            48   Vice President - Managing Director, Asia Pacific
Ronald E. Kollman            51   Vice President - Research and Development
Donald R. Lynam              59   Vice President - Air Conservation
Steven M. Mayer              55   Vice President - General Counsel
Ian A. Nimmo                 56   Vice President - Global Marketing
Henry C. Page, Jr            59   Vice President - Human Resources & External Affairs
Ann M. Pettigrew             43   Vice President - Health, Safety & Environment
Roger H. Venable             51   Vice President - Antiknocks
M. Rudolph West              44   Secretary

*Member of the Executive Committee
Thomas E. Gottwald is a son of Bruce C. Gottwald.

ADDITIONAL INFORMATION - OFFICERS OF THE COMPANY

The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders meeting (April 23, 1998). All such officers have been employed by the Company for at least the last five years, with the exception of J. Robert Mooney, who joined the Company on October 1, 1997, after 21 years as a partner with Coopers & Lybrand L.L.P., independent certified public accountants.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT

SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The Consolidated Financial Statements of the Registrant, and related information, are included in Part II Item 8 on pages 25 through 42.

Consolidated Statements of Income for each of the three years in the period ended December 31, 1997

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 1997.

Notes to Consolidated Financial Statements

Management's Report on the Financial Statements

Report of Independent Accountants

(a)(2) Financial Statement Schedules - none required

(a)(3) Exhibits

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

4.1  $750 million Credit Agreement, dated as of November 14, 1997 (filed as
     Exhibit 4.1 to the registrant's Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference thereto).

10.1 Bonus Plan of the registrant (filed as Exhibit 10.1 to the registrant's Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

10.2 Incentive Stock Option Plan of the registrant (filed as Exhibit 10 to the registrant's Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference thereto).

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

10.6 Trust Agreement between Ethyl Corporation and NationsBank of Georgia, N.A., as amended by Amendment No. 1 (filed as Exhibit 10.6 to the registrant's Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference thereto).

10.7 Employment and Severance Benefits Agreement dated October 1, 1997, for J. Robert Mooney, Senior Vice President and Chief Financial Officer.

11.1 Computation of Basic and Diluted Earnings Per Share.

11.2 Computation of Pro Forma Basic and Diluted Earnings Per Share (Stock Repurchase 1997-1996 and Texaco Additives 1996-1995).

21   List of subsidiaries of the registrant.

23   Consent of Independent Certified Public Accountants.

99   Five Year Summary.

(b)  No report on Form 8-K has been filed during 1997.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this Form 10-K report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHYL CORPORATION
By:  /s/ Bruce C. Gottwald
(Bruce C. Gottwald, Chairman of the Board)

Dated: March 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 19, 1998.

Signature                  Title
--------------------------------------------------------------------------------------------
/s/ Bruce C. Gottwald      Chairman of the Board, Chairman of the Executive Committee,
(Bruce C. Gottwald)        Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas E. Gottwald     President, Chief Operating Officer and Director
(Thomas E. Gottwald)

/s/ J. Robert Mooney       Senior Vice President and Chief Financial Officer
(J. Robert Mooney)         (Principal Financial Officer)

/s/ Wayne C. Drinkwater    Controller
(Wayne C. Drinkwater)      (Principal Accounting Officer)

/s/ William W. Berry       Director
(William W. Berry)

/s/ Phyllis Cothran        Director
(Phyllis L. Cothran)

/s/ Gilbert M. Grosvenor   Director
(Gilbert M. Grosvenor)

/s/ S.B. Scott             Director
(Sidney Buford Scott)

/s/ Charles B. Walker      Director
(Charles B. Walker)

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

 3.1 Restated Articles of                     Incorporated by reference -
     Incorporation                            see Page 44

 3.2 By-laws                                  Incorporated by reference -
                                              see Page 44

 4.1 $750 million Credit Agreement,           Incorporated by reference -
      dated as of November 14, 1997,          see Page 44
      and Extension Agreement dated
      March 1, 1995

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

10.2 Incentive Stock Option                   Incorporated by reference -
     Plan                                     see Page 44

10.3 Non-Employee Directors' Stock            Incorporated by reference -
     Acquisition Plan                         see Page 44

10.4 Excess Benefit Plan                      Incorporated by reference -
     see Page 44

10.5 Supply Agreement between Ethyl           Incorporated by reference -
     Corporation & Associated Octel Company   see Page 44

10.6 Trust Agreement                          Incorporated by reference -
                                              see Page 44

10.7 Employment and Severance Benefits
     Agreement dated October 1, 1997          Pages 49 through 63

11.1 Computation of Earnings Per Share        Page 64

11.2 Computation of Pro Forma Earnings Per
     Share (Stock Repurchase 1997-1996
     And Texaco Additives 1996-1995)          Page 65

21   List of Subsidiaries                     Page 66

23   Consent of Independent                   Page 67
     Certified Public Accountants

27   Finanical Data Schedule                  Page 68

99   Five Year Summary                        Pages 47 and 48