Form 10-Q
period 1998-03-31
ETHYL CORP
filed 1998-05-07
CIK 33656

                                                           Page 1 of 14 pages

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

   For Transition Period from _________________    to ________________________

For Quarter Ended March 31, 1998                Commission File Number 1-5112

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

       Yes   X                              No

Number of shares of common stock, $1 par value, outstanding as of April 30, 1998: 83,465,460.

                                ETHYL CORPORATION



                                    I N D E X


                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1998
             and December 31, 1997                                   3 - 4

     Consolidated Statements of Income - Three Months
             Ended March 31, 1998 and 1997                             5

     Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997                6

     Notes to Financial Statements                                   7 - 9

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  10 - 12


PART II.  OTHER INFORMATION

     ITEM 4.  Submission of Matters to a Vote of Security Holders      13

     ITEM 5.  Other Information                                        13

     ITEM 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURE                                                              14

      PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements


                       ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     March 31
                                                       1998      December 31
               ASSETS                              (unaudited)      1997
                                                   -----------   -----------
  Current assets:
    Cash and cash equivalents                     $   15,361    $   18,162
    Accounts receivable, less allowance for
      doubtful accounts ($2,349 in 1998 and
      1997)                                          129,464       165,259
    Inventories:
      Finished goods and work-in-process             177,575       166,089
      Raw materials                                   22,604        20,001
      Stores, supplies and other                       8,892         7,746
                                                   ---------     ---------
                                                     209,071       193,836
    Deferred income taxes and prepaid expenses        22,726        21,857
                                                   ---------     ---------

        Total current assets                         376,622       399,114
                                                   ---------     ---------

  Property, plant and equipment, at cost             770,468       766,413
      Less  accumulated depreciation and
        amortization                                (369,496)     (357,316)
                                                   ---------     ---------
        Net property, plant and equipment            400,972       409,097
                                                   ---------     ---------

  Other assets and deferred charges                  193,112       179,918
  Goodwill and other intangibles - net of
    amortization                                      87,062        79,148
                                                   ---------     ---------
  Total assets                                    $1,057,768    $1,067,277
                                                   =========     =========





See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                     March 31
                                                       1998     December 31
      LIABILITIES AND SHAREHOLDERS' EQUITY         (unaudited)      1997

Current liabilities:
  Accounts payable                              $   73,610      $   66,573
  Accrued expenses                                  49,275          50,743
  Cash dividends payable                             5,217           5,217
  Long-term debt, current portion                   58,593          46,707
  Income taxes payable                              16,797          11,188
                                                 ---------       ---------
      Total current liabilities                    203,492         180,428
                                                 ---------       ---------

Long-term debt                                     555,957         594,429

Other noncurrent liabilities                        83,648          86,308

Deferred income taxes                               63,532          61,514

Shareholders' equity:
  Common stock ($1 par value)
   Issued - 83,465,460 in 1998 and 1997             83,465          83,465
  Accumulated other comprehensive income               384           1,705
  Retained earnings                                 67,290          59,428
                                                 ---------       ---------
                                                   151,139         144,598
                                                 ---------       ---------

Total liabilities and shareholders' equity      $1,057,768      $1,067,277
                                                 =========       =========


See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   Three Months Ended
                                                         March 31
                                                  --------------------
                                                     1998        1997
                                                  --------    --------
Net sales                                         $226,932    $265,713
Cost of goods sold                                 173,483     189,688
                                                  --------    --------
   Gross profit                                     53,449      76,025
Selling, general and administrative expenses        20,042      22,259
Research, development and testing expenses          16,850      16,397
                                                  --------    --------
   Operating profit                                 16,557      37,369
Interest and financing expenses                     10,334       5,298
Other income, net                                  (12,928)       (338)
                                                  --------    --------

Income before income taxes                          19,151      32,409
Income taxes                                         6,072      11,820
                                                  --------    --------

Net income                                        $ 13,079    $ 20,589
                                                  ========    ========

Basic and diluted earnings per share              $    .16    $    .17
                                                  ========    ========

Shares used to compute basic earnings per share     83,465     118,444
                                                  ========    ========

Cash dividends per share of common stock          $  .0625    $   .125
                                                  ========    ========



See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
Cash and cash equivalents at beginning of year         $  18,162   $  20,148
                                                        --------    --------
Cash flows from operating activities:
  Net income                                              13,079      20,589
  Adjustments to reconcile net income to cash flows
    from operating activities:
     Depreciation and amortization                        15,120      16,912
     Gain on sale of certain non-operating assets         (4,730)          -
     Working capital decreases                             7,994       5,314
     Other, net                                            2,014         (47)
                                                        --------    --------
       Cash provided from operating activities            33,477      42,768
                                                        --------    --------
Cash flows from investing activities:
  Capital expenditures                                    (9,570)     (5,607)
  Proceeds from sale of certain non-operating assets      14,537           -
  Other, net                                                 (28)        145
                                                        --------    --------
       Cash provided from (used in) investing activities   4,939      (5,462)
                                                        --------    --------
Cash flows from financing activities:
  Repayment of long-term debt                            (36,000)    (22,500)
  Cash dividends paid                                     (5,217)    (14,805)
                                                        --------    --------
       Cash used in financing activities                 (41,217)    (37,305)
                                                        --------    --------
(Decrease) increase in cash and cash equivalents          (2,801)          1
                                                        --------    --------

Cash and cash equivalents at end of period             $  15,361   $  20,149
                                                        ========    ========


Supplemental investing and financing
   non-cash transactions
      Increase in intangibles related to
        the recognition of a portion of the
        contingent note payable to Texaco
        Inc. (Including deferred interest
        costs of $1,126)                               $ (10,501)          -

       Recognition of portion of contingent
         note payable to Texaco Inc.                   $   9,375           -


See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1998 and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. On October 2, 1997, the Company purchased 34,999,995 shares of its common stock at $9.25 per share with the purchase price and related costs totaling about $328.9 million. The purchase was financed under the Company's new $750 million Competitive Advance, Revolving Credit Facility and Term Loan Agreement which increased the committed funds available for borrowing.

     As the Company's first quarter 1997 results of operations do not include any effects of the purchase of the 34,999,995 shares, the following selected unaudited pro forma information is being provided to present a summary of the results of operations of the Company as if the purchase of shares had occurred as of January 1, 1997. The pro forma information gives effect to adjustments for the reduction in outstanding shares, additional debt, interest expense and related income tax impact that would have been incurred to finance the purchase of the shares. The pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of the Company had the purchase of shares occurred on January 1, 1997.

                                                        Three Months Ended
                                                          March 31, 1997
                                                        ------------------
     Net income                                             $   17,294
     Basic and diluted earnings per share                         $.21
     Shares used to compute
       earnings per share                                       83,444

3.   Long-term debt consists of the following:    March 31,        December 31,
                                                    1998               1997
                                                  --------         -----------
     Variable-rate bank loans (average
     effective interest rate was 6.3% for
     the three-month period ended March 31,
     1998 and 6.1% for the year 1997)             $566,000           $602,000
     5.99% Note payable to Texaco                   21,875             12,500
     8.6% to 8.86% Medium-term notes
     due through 2001                               27,000             27,000
                                                   -------            -------
       Total long-term debt                        614,875            641,500
         Less unamortized discount                    (325)              (364)
                                                   -------            -------
       Net long-term debt                         $614,550           $641,136
         Less current portion                      (58,593)           (46,707)
                                                   -------            -------
       Long-term debt                             $555,957           $594,429
                                                   =======            =======


4.   The components of comprehensive
     income consist of the following:                Three Months Ended
                                                          March 31
                                            -----------------------------------
                                                  1998            1997
                                            -----------------------------------

      Net income                                    $  13,079         $  20,589

      Other comprehensive income (loss),
       net of tax
       Unrealized gain on marketable equity
        securities                          $ 2,098           $   -
         Less: Reclassification adjustment
               for gain included in net
               income                        (3,182)   (1,084)    -           -
                                             ------

       Foreign currency translation
        adjustments                                      (237)           (5,519)
                                                       ------            ------
      Other comprehensive (loss), net of tax           (1,321)           (5,519)
                                                      -------           -------

           Comprehensive income                      $ 11,758          $ 15,070
                                                      =======           =======

      The components of accumulated other
      comprehensive income consist of the
      following:                                     March 31,      December 31,
                                                       1998             1997
                                                     --------        ----------
      Foreign currency translation adjustments        $(8,356)        $(8,119)
      Unrealized gain on marketable equity
        securities                                      8,740           9,824
                                                       ------          ------
           Accumulated other comprehensive income     $   384         $ 1,705
                                                       ======          ======

5. Other income, net in the first quarter 1998 included a gain relating to the settlement of a federal income tax audit amounting to $7.9 million as well as a gain of $5.0 million on the sale of a non-operating asset.


6. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for annual periods beginning after December 15, 1997 and for interim periods after the year of adoption. This statement establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company has not yet completed its analysis of what impact, if any, Statement No. 131 will have on operating segments reported, or on the financial statements and related disclosures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the financial condition since December 31, 1997. The Company's results of operations for the first quarter of 1998 include the effect of the repurchase of approximately 35 million shares of its common stock on October 2, 1997.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, and changes in the demand for the Company's products. In addition, increases in the cost of the product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

Results of Operations
First Quarter 1998 Compared to First Quarter 1997

Net sales for the first quarter of 1998 amounted to $226.9 million, representing a reduction of $38.8 million (14.6%) from net sales of $265.7 million in the first quarter of 1997. Of the $38.8 million decrease, $22.6 million was the result of lower selling prices in both petroleum additives and antiknocks. A net reduction in shipments of $16.2 million also impacted the net sales revenue.

The decrease in lead antiknocks sales reflects lower shipments resulting from fluctuations in orders and shipping patterns as the lead market declines as well as competitive pricing pressures in this market including the effect of the Company's determination to regain traditional market share. Decreases impacting petroleum additive products result from lower selling prices partly offset by higher shipments.

Cost of goods sold for the first quarter of 1998 decreased $16.2 million (8.5%) to $173.5 million in 1998 from $189.7 million in the first quarter of 1997. The overall decrease was caused by lower shipments ($6.3 million), with antiknock shipments lower versus first quarter 1997 partially offset by an increase in petroleum additive shipments, as well as the impact of lower costs ($9.9 million) including the benefits of plant rationalization, favorable foreign currency effect and overall lower raw material cost.

Gross profit of $53.4 million in first quarter 1998 decreased $22.6 million (29.7%) from the first quarter 1997 level of $76.0 million. As a result of the 14.6% reduction in net sales and the 8.5% decrease in cost of sales, as outlined above, the gross profit margin as a percentage of net sales dropped from 28.6% in 1997 to 23.6% in 1998. The lower profit and margins mainly reflected lower shipments and margins on antiknocks and the change in product mix reflecting the increase in the extent sales and profits come from petroleum additives.

Selling, general, and administrative expenses combined with research, development and testing expenses of $36.9 million in the first quarter 1998 were down $1.8 million (4.6%) from the first quarter 1997. The reduction is primarily the result of ongoing strict cost control efforts. Selling, general and administrative expenses combined with research, development and testing expenses as a percentage of net sales increased from 14.5% in the first quarter 1997 to 16.3% in the first quarter 1998 reflecting the impact of a 14.6% reduction in net sales as compared to the 4.6% reduction in these expenses.

Operating profit decreased 55.7% to $16.6 million from $37.4 million in the first quarter 1997. The lower operating profit results from the change in product mix and the increase in the extent to which profits are being generated from petroleum additive products. Most of the decrease results from lower shipments and moderately lower gross margins from antiknocks as well as lower operating profit from petroleum additives reflecting continuing pricing pressures, partly offset by higher shipments.

Interest and financing expenses of $10.3 million in 1998 were $5.0 million (95.1%) higher than 1997. The increase is primarily the result of higher average debt outstanding which produced $4.6 million of the $5.0 million increase. The higher average debt reflected the use of long-term debt to finance the October 1997 repurchase of almost 35 million shares of the Company's common stock. Approximately $0.3 million of the increase in interest and financing expenses was from an increase in average interest rates on variable rate debt. Higher fees and amortization of deferred financing costs of $0.1 million were also a component of the $5.0 million increase.

Other income, net, of $12.9 million in the first quarter of 1998 represents an increase of $12.6 million as compared to 1997. The increase consists primarily of interest income on the settlement of a federal income tax audit amounting to $7.9 million, as well as a gain of $5.0 million on the sale of a non-operating asset.

Income taxes in the first quarter of 1998 decreased $5.7 million (48.6%) to $6.1 million from the first quarter 1997 amount of $11.8 million due to a 40.9% decrease in income before income taxes, as well as a lower effective income tax rate. The lower effective income tax rate of 31.7% in 1998 versus 36.5% in 1997 was due primarily to the tax benefit on the settlement of the income tax case.

As a result of the items outlined above, net income of $13.1 million in 1998 was $7.5 million (36.5%) lower than the first quarter of 1997. Basic and diluted earnings per share of $.16 in 1998 decreased only 5.9% from $.17 in 1997, due to the benefit of the fourth quarter 1997 stock repurchase resulting in an approximate reduction of 30% in the number of outstanding shares to 83,465,460 at March 31, 1998 compared to 118,443,835 at March 31, 1997.

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 1998 totaled $15.4 million, a decrease of $2.8 million since December 31, 1997. Cash flows were more than sufficient to cover operating activities during the 1998 period. Cash flows from operating activities for the first quarter of 1998 of $33.5 million, combined with cash-on-hand of $2.8 million and the proceeds from the sale of non-operating assets of $14.5 million, were used to make principal payments on long-term debt of $36.0 million, pay dividends of $5.2 million, and fund capital expenditures of $9.6 million.

The combined current and noncurrent long-term debt amounted to $614.5 million in 1998 as compared to $641.1 million at December 31, 1997. This net decrease of $26.6 million represents a repayment of $36.0 million of debt including $20.0 million on the Company's term loan, as well as a repayment of $16.0 million under the Company's line of credit. The repayments of long-term debt were offset by a $9.4 million increase in the note payable related to the Texaco acquisition. The contingent note is payable to Texaco Inc. for up to $60 million. The actual amount of the contingent note is being determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. Based on actual shipments through March 31, 1998, $21.9 million of the contingent note has been included in long-term debt. The Company's long-term debt (excluding the current portion) as a percentage of total capitalization was 78.6% at March 31, 1998 as compared to 80.4% at December 31, 1997. The Company has historically targeted a range of 30% to 50% for its long-term debt ratio, and intends to continue to use its cash flows to reduce long-term debt outstanding.

The Company's capital spending during the year is expected to be lower than in 1997 reflecting the completion of the construction and expansion following the Texaco acquisition. Capital spending is expected to be financed with cash from operations.

Working capital at March 31, 1998 was $173.1 million resulting in a current ratio of 1.85 to 1. At December 31, 1997, the working capital was $218.7 and the current ratio was 2.21 to 1. The reduction in working capital and the current ratio primarily results from a decrease in accounts receivable, as well as an increase in the current portion of long-term debt, accounts payable, and taxes payable partially offset by an increase in inventories. The Company anticipates that cash provided from operations will continue to be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt and make dividend payments to shareholders.

Recent Developments

The Company recently announced an enhanced retirement offer to selected salaried employees. In addition, the Company has identified a number of positions that can be eliminated. Incumbents will be provided a severance allowance. These initiatives affect about 45 employees and the non-recurring charge, which is expected to be approximately $2.5 million after tax, will be incurred in the second quarter.

Recently Issued Accounting Standards

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for annual periods beginning after December 15, 1997 and for interim periods after the year of adoption. This statement establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company has not yet completed its analysis of what impact, if any, Statement No. 131 will have on operating segments reported, or on the financial statements and related disclosures.

                           PART II - Other Information


ITEM 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 23, 1998, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

          Director           Affirmative Votes   Votes Withheld

          William W. Berry       72,722,248        1,200,836

          Phyllis L. Cothran     72,692,106        1,230,978

          Bruce C. Gottwald      72,732,002        1,191,082

          Thomas E. Gottwald     72,730,520        1,192,564

          Gilbert M. Grosvenor   72,719,601        1,203,483

          Sidney Buford Scott    72,762,316        1,160,768

          Charles B. Walker      72,746,037        1,177,047

          The shareholders also approved the selection of Coopers & Lybrand as the Company's auditors with 73,444,045 affirmative votes, 330,510 votes against and 148,529 abstentions.

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


                                               ETHYL CORPORATION
                                                 (Registrant)



Date:  May 7, 1998                            By:  s/ J. Robert Mooney
                                              J. Robert Mooney
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Date:  May 7, 1998                            By:  s/ Wayne C. Drinkwater
                                              Wayne C. Drinkwater
                                              Controller
                                              (Principal Accounting Officer)