Form 10-Q
period 1998-06-30
ETHYL CORP
filed 1998-07-31
CIK 33656

                                                           Page 1 of 17 pages

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

For Quarter Ended June 30, 1998                Commission File Number 1-5112

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

       Yes   X                              No ___

Number of shares of common stock, $1 par value, outstanding as of June 30, 1998: 83,465,460.

                               ETHYL CORPORATION


                                   I N D E X

                                                                   Page
                                                                  Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1998 and
            December 31, 1997                                      3-4

     Consolidated Statements of Income - Three Months
            and Six Months Ended June 30, 1998 and 1997             5

     Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997                 6

     Notes to Financial Statements                                 7-9

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                10-15


PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                     16

     ITEM 6.  Exhibits and Reports on Form 8-K                      16

SIGNATURE                                                           17

    PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements


               ETHYL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

                                                          June 30
                                                           1998      December 31
                 ASSETS                                 (unaudited)    1997
                                                        ----------   ----------
 Current assets:
   Cash and cash equivalents                            $    8,232   $   18,162
   Accounts receivable, less allowance for doubtful
         accounts ($2,339 in 1998 and $2,349 in 1997)      135,823      165,259
   Inventories:
     Finished goods and work-in-process                    182,855      166,089
     Raw materials                                          19,474       20,001
     Stores, supplies and other                              8,505        7,746
                                                        ----------   ----------
                                                           210,834      193,836

   Deferred income taxes and prepaid expenses               24,171       21,857
                                                        ----------   ----------
                 Total current assets                      379,060      399,114
                                                        ----------   ----------

 Property, plant and equipment, at cost                    770,450      766,413
         Less  accumulated depreciation and amortization  (379,762)    (357,316)
                                                        ----------   ----------
                 Net property, plant and equipment         390,688      409,097

 Other assets and deferred charges                         183,994      179,918
 Goodwill and other intangibles - net of amortization       94,530       79,148
                                                        ----------   ----------
 Total assets                                           $1,048,272   $1,067,277
                                                        ==========   ==========








See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                      June 30
                                                        1998        December 31
LIABILITIES AND SHAREHOLDERS' EQUITY                (unaudited)        1997
                                                     ---------        ---------
 Current liabilities
   Accounts payable                                 $   68,877       $   66,573
   Accrued expenses                                     51,197           50,743
   Dividends payable                                     5,217            5,217
   Long-term debt, current portion                      40,729           46,707
   Income taxes payable                                 20,221           11,188
                                                     ---------        ---------
       Total current liabilities                       186,241          180,428
                                                     ---------        ---------

 Long-term debt                                        558,735          594,429

 Other noncurrent liabilities                           84,204           86,308

 Deferred income taxes                                  64,903           61,514

 Shareholders' equity
   Common stock ($1 par value)
      Issued - 83,465,460 in 1998 and 1997              83,465           83,465
   Accumulated other comprehensive (loss) income        (8,130)           1,705
   Retained earnings                                    78,854           59,428
                                                     ---------        ---------
                                                       154,189          144,598
                                                     ---------        ---------
 Total liabilities and shareholders' equity         $1,048,272       $1,067,277
                                                     =========        =========








See accompanying notes to financial statements.

                                             ETHYL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                            In Thousands Except Per Share Amounts)
                                                         (Unaudited)
                                                               Three Months Ended                     Six Months Ended
                                                                     June 30                               June 30
                                                           ---------------------------          ----------------------------
                                                             1998               1997              1998                1997
                                                           --------           --------          --------            --------
Net sales                                                  $244,252           $269,336          $471,184            $535,049
Cost of goods sold                                          177,036            189,965           350,519             379,653
                                                           --------           --------          --------            --------

   Gross profit                                              67,216             79,371           120,665             155,396

Selling, general and administrative expenses                 20,130             23,670            40,172              45,929
Research, development and testing expenses                   15,688             16,395            32,538              32,792
Special charge                                                3,986                  -             3,986                   -
                                                           --------           --------          --------            --------

   Operating profit                                          27,412             39,306            43,969              76,675

Interest and financing expenses                              10,348              5,265            20,682              10,563
Other income,  net                                           (9,392)               (19)          (22,320)               (357)
                                                           --------           --------          --------            --------

Income before income taxes                                   26,456             34,060            45,607              66,469
Income taxes                                                  9,676             12,122            15,748              23,942
                                                           --------           --------          --------            --------

Net income                                                 $ 16,780           $ 21,938          $ 29,859            $ 42,527
                                                           ========           ========          ========            ========


Basic and diluted earnings per share                       $    .20           $    .19          $    .36            $    .36
                                                           ========           ========          ========            ========

Shares used to compute basic earnings per share              83,465            118,444            83,465             118,444
                                                           ========           ========          ========            ========

Cash dividends per share of common stock                   $   .062           $   .125          $   .125            $    .25
                                                           ========           ========          ========            ========


See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                               -------------------
                                                                                 1998       1997
                                                                               -------------------
Cash and cash equivalents at beginning of year                                $ 18,162    $ 20,148
                                                                              --------    --------

Cash flows from operating activities:
     Net income                                                                 29,859      42,527
     Adjustments to reconcile net income to cash flows from
       operating activities:
           Depreciation and amortization                                        30,670      32,359
           Gain on sale of certain non-operating assets                        (14,631)          -
           Working capital (increases) decreases                                (2,766)      7,214
           Other, net                                                            7,064      (6,361)
                                                                              --------    --------
                Cash provided from operating activities                         50,196      75,739
                                                                              --------    --------

Cash flows from investing activities:
     Capital expenditures                                                      (14,685)    (16,159)
     Proceeds from sale of certain non-operating assets                         25,562           -
     Other, net                                                                    (70)       (131)
                                                                              --------    --------
                Cash provided from (used in) investing activities               10,807     (16,290)
                                                                              --------    --------

Cash flows from financing activities:
     Repayment of long-term debt                                               (60,500)    (34,200)
     Cash dividends paid                                                       (10,433)    (29,611)
                                                                              --------    --------
                Cash used in financing activities                              (70,933)    (63,811)
                                                                              --------    --------

Decrease in cash and cash equivalents                                           (9,930)     (4,362)
                                                                              --------    --------


Cash and cash equivalents at end of period                                    $  8,232    $ 15,786
                                                                              ========    ========


Supplemental investing and financing non-cash transactions
           Increase in intangibles related to the recognition
                of a portion of the contingent note payable to
                Texaco Inc. (Including deferred interest costs of $2,392)     $(21,142)          -

           Recognition of portion of contingent note payable to Texaco Inc.   $ 18,750           -

See accompanying notes to financial statements

                      ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1998 and the consolidated results of operations for the three and six-month periods ended June 30, 1998 and 1997 and the consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. On October 2, 1997, the Company purchased 34,999,995 shares of its common stock at $9.25 per share with the purchase price and related costs totaling about $328.9 million. The purchase was financed under the Company's $750 million Competitive Advance, Revolving Credit Facility and Term Loan Agreement which increased the committed funds available for borrowing.

   As the Company's June 30, 1997 results of operations do not include any effects of the purchase of the 34,999,995 shares, the following selected unaudited pro forma information is being provided to present a summary of the results of operations of the Company as if the purchase of shares had occurred as of January 1, 1997. The pro forma information gives effect to adjustments for the reduction in outstanding shares, interest expense for additional debt and related income tax impact that would have been incurred to finance the purchase of the shares. The pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of the Company had the purchase of shares occurred on January 1, 1997.

                                           Three Months Ended  Six Months Ended
                                             June 30, 1997       June 30, 1997

    Net income                                  $ 18,617              $ 35,911
    Basic and diluted earnings per share            $.22                  $.43
    Shares used to compute
      earnings per share                          83,444                83,444

3. Long-term debt consists of the following:       June 30,     December 31,
                                                     1998           1997
   Variable-rate bank loans (average effective
   interest rate  was 6.3% for the six-month
   period ended June 30, 1998 and 6.1% for
   the year 1997)                                  $541,500       $602,000
   5.99% Note payable to Texaco                      31,250         12,500
   8.6% to 8.86% Medium-term notes due through 2001  27,000         27,000
                                                    -------        -------
     Total long-term debt                           599,750        641,500
      Less unamortized discount                        (286)          (364)
                                                    -------        -------
     Net long-term debt                             599,464        641,136
      Less current portion                          (40,729)       (46,707)
                                                    -------        -------
     Long-term debt                                $558,735       $594,429
                                                    =======        =======

     The Company has a contingent note payable to Texaco Inc. of up to $60 million that is associated with Ethyl's 1996 acquisition of Texaco's worldwide lubricant additives business. The actual amount of the note will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. Based on actual shipments through June 30, 1998, $31.2 million of the contingent note was included in long-term debt. Management has classified the note as long term pursuant to the Company's ability and intent to refinance the obligation on a long-term basis.

4. The components of comprehensive income for the three-month periods ended June 30, 1998 and 1997 follows:

                                                Three Months Ended
                                                      June 30
                                               1998             1997

     Net income                                   $ 16,780        $  21,938
                                                    ------           ------
     Other comprehensive income (loss),
      net of tax
       Unrealized gain on
       marketable equity securities    $   (377)            $  -
         Less: Reclassification
              adjustment for gain
              included in net income     (6,305)    (6,682)    -          -
                                         ------
       Foreign currency translation
       adjustments                                  (1,832)             476
                                                    ------           ------
     Other comprehensive (loss) income,
      net of tax                                    (8,514)             476
                                                    ------           ------
     Comprehensive income                         $  8,266        $  22,414
                                                    ======           ======

   <



      The components of comprehensive income for the six-month periods ended June 30, 1998 and 1997 follows:

                                                     Six Months Ended
                                                          June 30
                                           -----------------------------------
                                                  1998               1997

      Net income                                    $  29,859        $  42,527
                                                       ------           ------
      Other comprehensive income
        (loss), net of tax
          Unrealized gain on marketable
          equity securities               $  1,721            $    -
            Less: Reclassification
                adjustment for gain
                included in net income      (9,487)    (7,766)     -         -
                                            ------
          Foreign currency translation
            adjustments                                (2,069)          (5,043)
                                                       ------           ------
      Other comprehensive (loss),
        net of tax                                     (9,835)          (5,043)
                                                       ------           ------
      Comprehensive income                          $  20,024        $  37,484
                                                       ======           ======
      The components of accumulated other
      comprehensive income consist of the
      following:                                   June 30,    December 31,
                                                     1998          1997
                                                   --------    ------------
      Unrealized gain on marketable equity
        securities                                $   2,058      $  9,824
      Foreign currency translation adjustments      (10,188)       (8,119)
                                                     ------         -----
        Accumulated other comprehensive (loss)
          income                                  $  (8,130)     $  1,705
                                                     ======         =====

5. The special charge relates to a second quarter 1998 enhanced retirement offer resulting in a charge of about $4.0 million or $2.5 million after income taxes or $.03 per share. This charge covered a voluntary early retirement program and severance and termination benefits affecting 40 employees. The positions eliminated were administrative and support functions. Approximately $0.3 million has been paid out during the second quarter for severance, vacation and termination benefits. The remainder will be paid out over an extended period for the retirement and health insurance benefits.

6. Other income, net for the six-month period ended June 30, 1998 included a gain on the sale of certain non-operating assets of $14.9 million ($9.9 million occurred in the second quarter) and a first quarter gain of $7.9 million relating to the settlement of a federal income tax audit.

7. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for annual periods beginning after December 15, 1997 and for interim periods after the year of adoption.
      This statement establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company has not yet completed its analysis of what impact, if any, Statement No. 131 will have on operating segments reported, or on the financial statements and related disclosures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the financial condition since December 31, 1997. The Company's results of operations for the second quarter and six months of 1998 include the effect of the repurchase of approximately 35 million shares of its common stock on October 2, 1997.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for the Company's products. In addition, increases in the cost of the product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

Results of Operations
Second Quarter 1998 Compared to Second Quarter 1997

Net sales for the second quarter of 1998 amounted to $244.3 million, representing a reduction of $25.0 million (9.3%) from net sales of $269.3 million in the second quarter of 1997. Of the $25.0 million decrease, $20.7 million was the result of lower selling prices in both antiknocks and petroleum additives, changing product mix, and unfavorable foreign currency impact. The lower selling prices were the result of competitive pricing pressures for both antiknock and petroleum additive products, as well as weak Asia Pacific markets for petroleum additives. While shipments of petroleum additives increased in the second quarter 1998 versus the same 1997 period, the impact was more than offset by lower antiknock shipments, resulting in a net reduction in sales revenue of $4.3 million. The lower shipments in antiknocks resulted from an expected declining lead market and fluctuations in order and shipping patterns.

Cost of goods sold for the second quarter of 1998 decreased $13.0 million (6.8%) to $177.0 million in 1998 from $190.0 million in the second quarter of 1997. The decrease was a function of lower costs of $11.8 million, as well as $1.2 million of lower shipments. The lower costs, primarily in petroleum additives, were the result of the benefits of the Company's plant rationalization plan, a favorable foreign currency impact, and overall lower raw material costs. The lower petroleum additives costs were partially offset by an increase in antiknock costs, primarily due to higher material costs. The lower shipments were in antiknocks and were partially offset by an increase in petroleum additive shipments.

Gross profit of $67.2 million in second quarter 1998 decreased $12.2 million (15.3%) from the second quarter 1997 level of $79.4 million. As a result of the 9.3% reduction in net sales and the 6.8% decrease in cost of sales, as outlined above, the gross profit margin as a percentage of net sales dropped from 29.5% in 1997 to 27.5% in 1998. The lower profit and margins mainly reflected lower shipments and margins of antiknocks and the change in product mix reflecting the increase in the extent sales and profits come from petroleum additives which have a lower gross margin.

Selling, general and administrative expenses combined with research, development and testing expenses of $35.8 million in the second quarter 1998 were down $4.3 million (10.6%) from the second quarter 1997. The reduction was primarily the result of ongoing strict cost control efforts, efficient research, development, and testing spending, lower commissions, lower employee related costs and a favorable foreign currency impact. Selling, general and administrative expenses combined with research, development and testing expenses as a percentage of net sales decreased from 14.9% in the second quarter 1997 to 14.7% in the second quarter 1998 reflecting a reduction in net sales of 9.3% as compared to the 10.6% reduction in these expenses.

The special charge of about $4.0 million in 1998 was the result of an enhanced retirement offer and the elimination of certain positions. During the second quarter, the Company announced the enhanced retirement offer to selected salaried employees. In addition, the Company identified a number of positions that were eliminated. Incumbents were provided a severance allowance. These initiatives affected 40 employees.

Operating profit decreased 30.3% to $27.4 million from $39.3 million in the second quarter 1997. The lower operating profit primarily reflected lower antiknock profit as well as lower profit from petroleum additives products. The decrease in antiknocks resulted from lower shipments, as well as lower gross margins. In addition, the lower operating profit from petroleum additives reflected continuing pricing pressures that were partially offset by higher shipments. The cost of the enhanced retirement offer and elimination of certain positions also reduced operating profit in 1998.

Interest and financing expenses of $10.3 million in 1998 were $5.1 million higher than 1997. The increase was primarily the result of higher average debt outstanding, which produced $4.7 million of the $5.1 million increase. The higher average debt reflected the use of long-term debt to finance the October 1997 repurchase of almost 35 million shares of the Company's common stock. Approximately $0.1 million of the increase in interest and financing expenses was from an increase in average interest rates on variable rate debt. Higher fees, higher amortization of deferred financing costs, and lower capitalized interest of $0.3 million were also a component of the $5.1 million increase.

Other income, net of $9.4 million in the second quarter of 1998 compares to other income of only $19 thousand in 1997. The increase consisted primarily of a gain of $9.9 million on the sale of a non-operating asset.

Income taxes in the second quarter of 1998 decreased $2.4 million (20.2%) to $9.7 million from the second quarter 1997 amount of $12.1 million due to a 22.3% decrease in income before income taxes, which was offset by a slightly higher effective income tax rate. The effective income tax rate was 36.6% in 1998 versus 35.6% in 1997.

As a result of the items outlined above, net income of $16.8 million in 1998 was $5.1 million (23.5%) lower than the second quarter of 1997. However, basic and diluted earnings per share of $.20 in 1998 increased 5.3% from $.19 in 1997 due to the benefit of the fourth quarter 1997 stock repurchase. This resulted in an approximate reduction of 30% in the number of outstanding shares to 83,465,460 at June 30, 1998 compared to 118,443,835 at June 30, 1997.

Six Months 1998 Compared to Six Months 1997

Net sales for the six months of 1998 amounted to $471.2 million which was down $63.8 million (11.9%) from 1997 net sales of $535.0. The reduction in net sales of $43.5 million was due to a reduction in selling prices in both antiknocks and petroleum additives. This was the result of both antiknock and petroleum additives pricing pressures, changing product mix, and unfavorable foreign currency impact, as well as the slowdown in the Asia Pacific petroleum additive markets. A reduction in volumes shipped negatively impacted net sales by $20.3 million. The reduction in antiknock shipments resulted from an expected declining lead market, as well as fluctuations in order and shipping patterns. The reduction in antiknock shipments was partially offset by an increase in shipments of petroleum additives.

Cost of goods sold of $350.5 decreased $29.2 million (7.7%) from six months 1997 amount of $379.7 million. The decrease was the result of lower costs of $22.6 million and a $6.6 million reduction reflecting lower volume shipped. The lower costs in petroleum additives were a result of the plant rationalization plan, a favorable foreign currency effect, and overall lower raw material costs. The lower petroleum additives costs were partially offset by an increase in antiknock costs, primarily due to higher material costs. The reduced volumes shipped were primarily in the antiknock market and were partially offset by increased shipments in petroleum additives.

Gross profit was $120.7 million for the six months of 1998 as compared to $155.4 million in 1997. This reduction of $34.7 million in gross profit resulted in the gross profit margin as a percentage of sales decreasing to 25.6% in 1998 from 29.0% in 1997. The lower profit margins reflect the 11.9% reduction in net sales and the 7.7% reduction in cost of sales, as outlined above.

Selling, general and administrative expenses combined with research, development and testing expenses of $72.7 million in 1998 was $6.0 million (7.6%) lower than 1997. This is the result of lower commissions, lower employee related costs reflecting the ongoing strict cost controls, and a favorable foreign currency impact. Selling, general and administrative expenses combined with research, development and testing expenses as a percentage of net sales increased from 14.7% in 1997 to 15.4% in 1998 reflecting the impact of a 11.9% reduction in net sales as compared to a 7.6% reduction in these expenses.

The special charge of about $4.0 million was the result of the enhanced retirement offer and elimination of certain positions previously covered in the second quarter discussion.

Operating profit decreased $32.7 million (42.7%) from $76.7 million in 1997 to $44.0 million in 1998. The lower operating profit primarily reflected lower antiknock profit, as well as lower profit from petroleum additives. The decrease in antiknocks resulted from lower shipments and lower gross margins. The decrease in petroleum additives operating profit resulted from ongoing competitive pricing pressures, which were partially offset by higher shipments. The cost of the enhanced retirement offer and elimination of certain positions also reduced operating profit in 1998.

Interest and financing expenses were $20.7 million for the six months 1998, which was $10.1 million higher than the 1997 amount of $10.6 million. Higher average debt outstanding accounted for $9.3 million of the increase. The higher average debt resulted from the use of long-term debt to finance the October 1997 repurchase of almost 35 million shares of the Company's common stock. Higher average interest rates resulted in $.4 million of the $10.1 million increase. The remaining $.4 million of the increase was caused by higher fees and amortization of deferred financing costs, as well as lower capitalized interest.

Other income, net of $22.3 million in 1998 was $22.0 million higher than the $.3 million for the six months 1997. The increase was primarily the result of a $14.9 million gain on the sale of certain non-operating assets, as well as interest income on the settlement of a federal income tax audit amounting to $7.9 million.

Income taxes for the six months 1998 decreased $8.2 million (34.2%) to $15.7 million from the six months 1997 amount of $23.9 million. The decrease was due to a 31.4% decrease in income before income taxes, as well as a lower effective income tax rate. The lower effective income tax rate in 1998 of 34.5% as compared to 36.0% in 1997 was due primarily to the tax benefit on the settlement of the federal income tax audit.

As a result of the items discussed above, net income in 1998 decreased $12.6 million (29.8%) to $29.9 million from $42.5 million for the six months 1997. However, as a result of the 1997 stock repurchase, basic and diluted earnings per share were unchanged from 1997 at $.36 per share. At June 30, 1998, 83,465,460 shares were outstanding as compared to 118,443,835 at June 30, 1997.

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 1998 totaled $8.2 million, a decrease of $9.9 million since December 31, 1997. Cash flows were more than sufficient to cover operating activities during the 1998 period. Cash flows from operating activities for the six months of 1998 of $50.2 million, combined with cash-on-hand of $9.9 million and the proceeds from the sale of non-operating assets of $25.5 million, were used to make principal payments on long-term debt of $60.5 million, pay dividends of $10.4 million, and fund capital expenditures of $14.7 million.

The combined current and noncurrent long-term debt amounted to $599.4 million at June 30, 1998, as compared to $641.1 million at December 31, 1997. This net decrease of $41.7 million represented a repayment of $60.5 million of debt including $30.0 million on the Company's term loan, as well as a repayment of $30.5 million under the Company's line of credit. The repayments of long-term debt were partly offset by an $18.8 million increase in the note payable related to the Texaco acquisition. The contingent note is payable to Texaco Inc. for up to $60 million. The actual amount of the contingent note will be determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. Based on actual shipments through June 30, 1998, $31.2 million of the contingent note was included in long-term debt. The note is payable on February 26, 1999. Management has classified the note as long term pursuant to the Company's ability and intent to refinance the obligation on a long-term basis. The Company's long-term debt (excluding the current portion) as a percentage of total capitalization was 78.4% at June 30, 1998 as compared to 80.4% at December 31, 1997. The Company has historically targeted a range of 30% to 50% for its long-term debt ratio, and intends to continue to use its cash flows to reduce long-term debt outstanding.

The Company's capital spending during the year is expected to be lower than in 1997 reflecting the completion of several capital projects. Capital spending is expected to be financed with cash from operations.

Working capital at June 30, 1998 was $192.8 million resulting in a current ratio of 2.04 to 1. At December 31, 1997, the working capital was $218.7 and the current ratio was 2.21 to 1. The reduction in working capital and the current ratio primarily resulted from a decrease in accounts receivable and cash, as well as an increase in taxes payable partially offset by an increase in inventories. The Company anticipates that cash provided from operations will continue to be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

Recent Developments

In 1997, the government of Alberta, joined by the governments of Quebec, Saskatchewan and Nova Scotia challenged the MMT restriction in the first-ever use of the Agreement on Internal Trade (AIT) dispute settlement procedures. The panel found the MMT restriction to be inconsistent with the Canadian Federal Government's obligation under the AIT and recommended a regulatory change under the Act that would allow interprovincial trade in MMT.

On July 20, 1998, the Government of Canada announced that is has lifted its 1997 ban on the importation and interprovincial trade of methylcyclopentadienyl manganese tricarbonyl (MMT). This decision by the Canadian government states that current scientific information fails to demonstrate that MMT impairs the proper functioning of automotive on-board diagnostic systems. Furthermore, there is no new scientific evidence to modify the conclusions drawn by Health Canada in 1994 that MMT poses no health risk. The Canadian government will compensate the Company for a portion of its legal costs and lost profits. In addition, the Company will drop its challenges to the 1997 ban.

Also, on July 27, 1998, the Company announced that it has signed a memorandum of understanding with Octel Corporation to market and sell tetraethyl lead (TEL) antiknock compounds. While Ethyl Corporation's board has given approval, it is still subject to Octel Corporation's final board approval and a definitive agreement. This arrangement includes all world areas except North America and the European Union. Because no new entity or organization will be created and no assets will be transferred, the companies plan to implement this arrangement as soon as possible.

Ethyl and Octel believe that significant cost savings can be realized through more efficient marketing, sales and distribution of TEL products in certain areas of the world. All marketing and sales efforts made to customers will be in the name of Octel. While Octel will continue to produce all products marketed under this agreement, Ethyl will continue to provide bulk distribution services. Other TEL services will be provided by one or both companies depending upon cost, performance and flexibility.

Both companies believe that this agreement is the most effective way to continue to provide their TEL customers with safe product supply and responsive world-class service.

Also, regarding current year operations, while total operating profits in the second half of 1998 are expected to improve over the first half of the year, it is now anticipated that operating profits for the year will be lower than 1997. This is primarily due to lower lead antiknock profits, as well as somewhat lower petroleum additive profits.

The Company is continuing to address the Year 2000 issues. Prior to 1998, the Company completed the conversion of all mainframe systems to modern client/server systems, as well as completed the implementation of SAP, Peoplesoft and other commercial and desktop software which are all Year 2000 compliant. The Company has also been reviewing both hardware and software for plant process control systems, analytical systems, and research, development, and testing systems to determine Year 2000 compliance. All of the systems are either compliant or solutions have been identified to solve potential problems within the required time frame. The Company continues to review the Year 2000 compliance status of its major suppliers, customers and other business associates, but expects they will also be in compliance by 2000 or have prepared alternative solutions. Because most of the Company's major systems were Year 2000 compliant prior to 1998, there have been no significant expenses related to this issue in either the second quarter or the six months of 1998.

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

                          PART II - Other Information


ITEM 5. Other Information

        Refer to "Recent Developments" in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 14.

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


                                            ETHYL CORPORATION
                                              (Registrant)



Date:  July 31, 1998                        By:/s/ J. Robert Mooney
                                               J. Robert Mooney
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date:  July 31, 1998                        By:/s/ Wayne C. Drinkwater
                                               Wayne C. Drinkwater
                                               Controller
                                               (Principal Accounting Officer)