Form 10-Q
period 1998-09-30
ETHYL CORP
filed 1998-11-10
CIK 33656

                                                          Page 1 of 59 pages

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

For Transition Period from                            to

For Quarter Ended September 30, 1998             Commission File Number 1-5112

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

               Yes X                                      No ___


Number of shares of common stock, $1 par value, outstanding as of October 31, 1998: 83,465,460.

                                ETHYL CORPORATION


                                    I N D E X


                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1998
               and December 31, 1997                                   3-4

     Consolidated Statements of Income - Three Months and
               Nine Months Ended September 30, 1998 and 1997            5

     Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997            6

     Notes to Financial Statements                                     7-10

  ITEM 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition             11-17


PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                         18

     ITEM 6.  Exhibits and Reports on Form 8-K                          18

SIGNATURE                                                               19

EXHIBIT INDEX                                                           20

EXHIBIT 10    Antiknock Marketing and Sales Agreement between
              Ethyl Corporation and The Associated Octel Company
              Limited                                                 21-59

    PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements


                            ETHYL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)


                                                      September 30
                                                          1998       December 31
                 ASSETS                               (unaudited)       1997
                                                      -----------   -----------

Current assets:
  Cash and cash equivalents                           $    11,265   $    18,162
  Accounts receivable, less allowance for doubtful
     accounts ($1,847 in 1998 and $2,349 in 1997)         168,419       165,259
  Inventories:
    Finished goods and work-in-process                    176,371       166,089
    Raw materials                                          22,406        20,001
    Stores, supplies and other                              8,913         7,746
                                                      -----------   -----------
                                                          207,690       193,836

  Deferred income taxes and prepaid expenses               21,235        21,857
                                                      -----------   -----------
        Total current assets                              408,609       399,114
                                                      -----------   -----------

Property, plant and equipment, at cost                    779,191       766,413
     Less  accumulated depreciation and amortization     (394,039)     (357,316)
                                                      -----------   -----------
        Net property, plant and equipment                 385,152       409,097
                                                      -----------   -----------

Other assets and deferred charges                         182,140       179,918
Goodwill and other intangibles - net of amortization      102,481        79,148
                                                      -----------   -----------
Total assets                                          $ 1,078,382   $ 1,067,277
                                                      ===========   ===========









See accompanying notes to financial statements.

                           ETHYL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)

                                                       September
                                                          1998       December 31
           LIABILITIES AND SHAREHOLDERS' EQUITY       (unaudited)       1997
                                                      -----------   ------------

Current liabilities:
  Accounts payable                                    $    69,288   $    66,573
  Accrued expenses                                         54,014        50,743
  Dividends payable                                         5,217         5,217
  Long-term debt, current portion                          35,741        46,707
  Income taxes payable                                     21,619        11,188
                                                      -----------   -----------
         Total current liabilities                        185,879       180,428
                                                      -----------   -----------

Long-term debt                                            555,637       594,429

Other noncurrent liabilities                               88,658        86,308

Deferred income taxes                                      65,755        61,514

Shareholders' equity
   Common stock ($1 par value)
     Issued - 83,465,460 in 1998 and 1997                  83,465        83,465
   Accumulated other comprehensive (loss) income           (5,447)        1,705
   Retained earnings                                      104,435        59,428
                                                      -----------   -----------
                                                          182,453       144,598
                                                      -----------   -----------
Total liabilities and shareholders' equity            $ 1,078,382   $ 1,067,277
                                                      ===========   ===========









See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30                  September 30
                                                     ----------------------         ----------------------
                                                       1998          1997              1998        1997
                                                     ---------    ---------         ---------    ---------

Net sales                                            $ 285,282    $ 254,074         $ 756,466    $ 789,123
Cost of goods sold                                     200,256      184,360           550,775      564,013
                                                     ---------    ---------         ---------    ---------

   Gross profit                                         85,026       69,714           205,691      225,110

Selling, general and administrative expenses            19,554       21,150            58,780       67,079
Research, development and testing expenses              16,718       15,883            49,256       48,675
Special items (income, net)                             (9,817)           -            (4,885)           -
                                                     ---------    ---------         ---------    ---------

   Operating profit                                     58,571       32,681           102,540      109,356

Interest and financing expenses                         10,072        4,926            30,754       15,489
Other income,  net                                        (430)        (590)          (22,750)        (947)
                                                     ---------    ---------         ---------    ---------

Income before income taxes                              48,929       28,345            94,536       94,814
Income taxes                                            18,131        9,499            33,879       33,441
                                                     ---------    ---------         ---------    ---------

Net income                                           $  30,798    $  18,846         $  60,657    $  61,373
                                                     =========    =========         =========    =========


Basic and diluted earnings per share                 $     .37    $     .16         $     .73    $     .52
                                                     =========    =========         =========    =========

Shares used to compute basic earnings per share         83,465      118,444            83,465      118,444
                                                     =========    =========         =========    =========

Cash dividends per share of common stock             $   .0625    $    .125         $   .1875    $    .375
                                                     =========    =========         =========    =========



See accompanying notes to financial statements.


                       ETHYL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30
                                                            -------------------
                                                               1998      1997
                                                            --------- ---------

Cash and cash equivalents at beginning of year              $  18,162 $  20,148
                                                            --------- ---------

Cash flows from operating activities:
    Net income                                                 60,657    61,373
    Adjustments to reconcile net income to cash flows from
      operating activities:
        Depreciation and amortization                          46,561    46,887
        Special charge                                          3,986         -
        Gain on sale of certain non-operating assets          (14,631)        -
        Working capital (increases) decreases                 (17,931)   16,372
        Other, net                                              2,385    (9,383)
                                                            --------- ---------
          Cash provided from operating activities              81,027   115,249
                                                            --------- ---------

Cash flows from investing activities:
    Capital expenditures                                      (19,429)  (28,446)
    Proceeds from sale of certain non-operating assets         25,562         -
    Other, net                                                   (407)      372
                                                            --------- ---------
          Cash provided from (used in) investing activities     5,726   (28,074)
                                                            --------- ---------

Cash flows from financing activities:
    Repayment of long-term debt                               (78,000)  (50,000)
    Cash dividends paid                                       (15,650)  (44,417)
                                                            --------- ---------
          Cash used in financing activities                   (93,650)  (94,417)
                                                            --------- ---------

Decrease in cash and cash equivalents                          (6,897)   (7,242)
                                                            --------- ---------


Cash and cash equivalents at end of period                  $  11,265 $  12,906
                                                            ========= =========


Supplemental investing and financing non-cash transactions
    Increase in intangibles related to the recognition of
      a portion of the contingent note payable to Texaco
      Inc. (Including deferred interest costs of $3,798)      (31,923)        -

    Recognition of portion of contingent note payable to
      Texaco, Inc.                                             28,125         -

See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries (the "Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1998 and the consolidated results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and the consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. On October 2, 1997, the Company purchased 34,999,995 shares of its common stock at $9.25 per share with the purchase price and related costs totaling about $328.9 million. The purchase was financed under the Company's $750 million Competitive Advance, Revolving Credit Facility and Term Loan Agreement which increased the committed funds available for borrowing.

     As the Company's September 30, 1997 results of operations do not include any effects of the purchase of the 34,999,995 shares, the following selected unaudited pro forma information is being provided to present a summary of the results of operations of the Company as if the purchase of shares had occurred as of January 1, 1997. The pro forma information gives effect to adjustments for the reduction in outstanding shares, interest expense for additional debt and related income tax impact that would have been incurred to finance the purchase of the shares. The pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of the Company had the purchase of shares occurred on January 1, 1997.

                                  Three Months Ended        Nine Months Ended
                                  September 30, 1997        September 30, 1997

     Net income                        $ 15,520                  $   51,431
     Basic and diluted earnings
       per share                           $.19                        $.62
     Shares used to compute
       earnings per share                83,444                      83,444

3.  Long-term debt consists of the following:      September 30,   December 31,
                                                       1998           1997
                                                       ----           ----
    Variable-rate bank loans (average effective
    interest rate was 6.3% for the nine-month
    period ended September 30, 1998 and 6.1% for
    the year 1997)                                   $524,000        $602,000
    5.99% Note payable to Texaco                       40,625          12,500
    8.6% to 8.86% Medium-term notes due through 2001   27,000          27,000
                                                      -------         -------
       Total long-term debt                           591,625         641,500
         Less unamortized discount                       (247)           (364)
                                                      -------         -------
       Net long-term debt                             591,378         641,136
         Less current portion                         (35,741)        (46,707)
                                                      -------         -------
       Long-term debt                                $555,637        $594,429
                                                      =======         =======

         The Company has a contingent note payable to Texaco Inc. of up to $60 million that is associated with Ethyl's 1996 acquisition of Texaco's worldwide lubricant additives business. The actual amount of the note is being determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. Based on actual shipments through September 30, 1998, $40.6 million of the contingent note was included in long-term debt. Management has classified the note as long term pursuant to the Company's ability and intent to refinance the obligation on a long-term basis.

4. The components of comprehensive income for the three-month periods ended September 30, 1998 and 1997 follows:
                                                            Three Months Ended
                                                               September 30

                                                             1998        1997
                                                           --------    --------

   Net income                                                30,798    $ 18,846
                                                           --------    --------

   Other comprehensive income (loss), net of tax:
     Unrealized loss on marketable equity securities           (432)          -
       Foreign currency translation adjustments               3,115      (3,401)
                                                           --------    --------

   Other comprehensive income (loss), net of tax              2,683      (3,401)
                                                           --------    --------

   Comprehensive income                                    $ 33,481    $ 15,445
                                                           ========    ========

    The components of comprehensive income for the nine-month periods ended September 30, 1998 and 1997 follows:
                                                   Nine Months Ended
                                                      September 30
                                             ------------------------------
                                                 1998               1997
                                                 ----               ----

   Net income                                        $60,657            $61,373
                                                     -------            -------
    Other comprehensive income, net of tax:
      Unrealized gain on marketable equity
       securities                          $ 1,289            $      -
        Less: Reclassification adjustment
               for gain included in net
               income                       (9,487)   (8,198)        -        -
                                           -------             -------

      Foreign currency translation
       adjustments                                     1,046             (8,444)
                                                     -------            -------

    Other comprehensive (loss), net of tax            (7,152)            (8,444)
                                                     -------            -------

    Comprehensive income                             $53,505            $52,929
                                                     =======            =======

    The components of accumulated other
    comprehensive income consist of the
    following:                               September 30,      December 31,
                                                 1998               1997
                                             -------------      ------------

    Unrealized gain on marketable equity
     securities                                $ 1,626            $ 9,824
    Foreign currency translation adjustments    (7,073)            (8,119)
                                               -------            -------
      Accumulated other comprehensive (loss)
       income                                  $(5,447)           $ 1,705
                                               =======            =======



5. The special items consist of a benefit due to a settlement with the Canadian government partially offset by a charge related to a 1998 enhanced retirement offer. The settlement of $13 million net of related expenses ($3.2 million) resulted in a benefit of $9.8 million in the third quarter, or $6.3 million after income taxes or $.07 per share and a $8.9 million benefit for the nine months net of related expenses ($4.1 million), or $5.7 million after income taxes or $.07 per share. The settlement with the Canadian government was to reimburse the Company for a portion of its legal cost and lost profits following the repeal of the 1997 ban on the importation and interprovincial trade of methylcyclopentadienyl manganese tricarbonyl (MMT). The second quarter 1998 enhanced retirement offer resulted in a charge of about $4.0 million or $2.5 million after income taxes or $.03 per share. This charge covered a voluntary early retirement program and severance and termination benefits affecting 40 employees. The positions eliminated were administrative and support functions. Approximately $0.3 million has been paid out during the nine months for severance, vacation and termination benefits. The remainder will be paid out over an extended period for retirement and health insurance benefits.

6. Other income, net for the nine-month period ended September 30, 1998 included a gain on the sale of certain non-operating assets of $14.6 million which occurred in the first and second quarters and a first quarter gain of $7.9 million relating to the settlement of a federal income tax audit.

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

     In June 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and the hedged item in earnings in the same period. This new standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying consolidated statements of income and changes in the financial condition since December 31, 1997. The Company's results of operations for the third quarter and nine months of 1998 include the effect of the repurchase of approximately 35 million shares of its common stock on October 2, 1997.

Some of the information presented in the following discussion, including certain disclosures made related to the Year 2000, constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, a significant rise in interest rates, changes in the demand for the Company's products, results of testing systems for Year 2000 compliance and costs to remediate non-Year 2000 compliant systems, disruption of business caused by the failure of vendors, suppliers, or customers to be Year 2000 compliant, non-Year 2000 compliant equipment, or the loss of electrical power due to non-Year 2000 compliant energy providers. In addition, increases in the cost of the product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

Results of Operations
Third Quarter 1998 Compared to Third Quarter 1997

Net sales for the third quarter of 1998 amounted to $285.3 million, representing an increase of $31.2 million (12.3%) from net sales of $254.1 million in the third quarter of 1997. The $31.2 million increase was due to a $54.6 million increase resulting from higher volumes shipped of both antiknocks and petroleum additives. Most of the volume increase was reflected in antiknock shipments and was primarily the result of expected fluctuations in order and shipping patterns for lead, as well as an increase in MMT shipments following the lifting of the MMT ban by the Canadian government. The favorable effect on net sales from the increase in volumes was partly offset by a decrease in selling prices of $23.4 million. This reduction reflected lower selling prices in petroleum additives, as well as antiknocks and an unfavorable foreign currency impact. The lower selling prices were the result of competitive pricing pressures for both petroleum additives and antiknock products, as well as weak Asia Pacific markets for petroleum additives.

Cost of goods sold for the third quarter of 1998 increased $15.9 million (8.6%) to $200.3 million in 1998 from $184.4 million in the third quarter of 1997. The increase was a function of higher shipments, in both antiknocks and petroleum additives, totaling $33.0 million, which was partially offset by lower costs of

$17.1 million. The lower costs in petroleum additives were the result of the benefits of the Company's plant rationalization plan, a favorable foreign currency impact, and overall lower raw material costs. The lower petroleum additives costs were partially offset by an increase in antiknock material costs.

Gross profit of $85.0 million in third quarter 1998 increased $15.3 million (22.0%) from the third quarter 1997 level of $69.7 million. As a result of the 12.3% increase in net sales and the 8.6% increase in cost of sales, as outlined above, the gross profit margin as a percentage of net sales improved from 27.4% in 1997 to 29.8% in 1998. The higher profit and margins mainly reflected increased shipments, particularly of antiknocks, which traditionally have higher margins than petroleum additives.

Selling, general and administrative expenses combined with research, development and testing expenses of $36.3 million in the third quarter 1998 were down $.8 million (2.1%) from the third quarter 1997. The reduction was primarily the result of ongoing strict cost control efforts and a favorable foreign currency impact. Selling, general and administrative expenses combined with research, development and testing expenses as a percentage of net sales decreased from 14.6% in the third quarter 1997 to 12.7% in the third quarter 1998 reflecting an increase in net sales of 12.3% combined with the 2.1% reduction in these expenses.

The special item in the third quarter of $9.8 million ($6.3 million after-tax or $.07 per share) represents a $13.0 million settlement, net of related expenses ($3.2 million), with the Canadian government. This settlement was for reimbursement to the Company for a portion of its legal costs and lost profits while the ban was in effect following the Government of Canada lifting its 1997 ban on the importation and interprovincial trade of methylcyclopentadienyl manganese tricarbonyl (MMT).

Operating profit increased 79.2% to $58.6 million from $32.7 million in the third quarter 1998. The higher operating profit primarily reflected higher antiknock profit, as well as the settlement with the Canadian government, which was partially offset by lower profit from petroleum additive products. The increase in antiknocks resulted mostly from higher shipments. The lower operating profit from petroleum additives reflected continuing pricing pressures that were partially offset by higher shipments.

Interest and financing expenses of $10.1 million in 1998 were $5.1 million higher than 1997. The increase was primarily the result of higher average debt outstanding, which produced $4.9 million of the $5.1 million increase. The higher average debt reflected the use of long-term debt to finance the October 1997 repurchase of almost 35 million shares of the Company's common stock. Approximately $0.3 million of the increase was from higher fees, higher amortization of deferred financing costs, and lower capitalized interest. These increases were slightly offset by a decrease in average interest rates on variable rate debt resulting in $0.1 million lower interest and financing expenses.

Other income, net of $0.4 million in the third quarter of 1998 was comparable to other income, net of $0.6 million in 1997.

Income taxes in the third quarter of 1998 increased $8.6 million (90.9%) to $18.1 million from the third quarter 1997 amount of $9.5 million due to a 72.6% increase in income before income taxes and a higher effective income tax rate. The effective income tax rate of 37.1% in 1998 versus 33.5% in 1997 primarily reflected the benefit in 1997 of settlement of certain tax issues with the Internal Revenue Service.

As a result of the items outlined above, net income of $30.8 million in 1998 was $12.0 million (63.4%) higher than the third quarter of 1997. Excluding the benefit of the settlement with the Canadian Government, net income would have been up 30.2%. Basic and diluted earnings per share of $.37 in 1998 increased 131% from $.16 in 1997 due to the increase in net income as well as the benefit of the fourth quarter 1997 stock repurchase. The stock repurchase resulted in an approximate reduction of 30% in the number of outstanding shares to 83,465,460 at September 30, 1998 compared to 118,443,835 at September 30, 1997.

Nine Months 1998 Compared to Nine Months 1997

Net sales for the nine months of 1998 amounted to $756.5 million which was down $32.6 million (4.1%) from 1997 net sales of $789.1 million. The decrease in net sales included a reduction of $67.1 million due to lower selling prices in both petroleum additives and antiknocks. The lower average selling prices reflect the highly competitive nature of today's petroleum additive and antiknock markets, as well as an unfavorable foreign currency impact, and the slowdown in the Asia Pacific petroleum additive markets. This was partially offset by an increase in volumes shipped of both petroleum additives and antiknocks, which improved net sales by $34.5 million.

Cost of goods sold of $550.8 decreased $13.2 million (2.3%) from nine months 1997 amount of $564.0 million. The decrease was the result of lower costs of $36.9 million reflecting lower costs in petroleum additives due to the benefit of the plant rationalization plan, a favorable foreign currency effect, and overall lower raw material costs. The lower petroleum additives costs were partially offset by an increase in antiknock costs, primarily due to higher material costs, as well as higher volumes shipped of $23.7 million in both petroleum additives and antiknocks.

Gross profit was $205.7 million for the nine months of 1998 compared to $225.1 million in 1997. This reduction of $19.4 million (8.6%) in gross profit resulted in the gross profit margin as a percentage of sales decreasing to 27.2% in 1998 from 28.5% in 1997. The lower profit margins reflect the 4.1% reduction in net sales and the 2.3% reduction in cost of sales, as outlined above.

Selling, general and administrative expenses combined with research, development and testing expenses of $108.0 million in 1998 was $7.7 million (6.7%) lower than 1997. This is the result of lower employee related costs reflecting the ongoing strict cost controls, lower MMT related cost and a favorable foreign currency impact. Selling, general and administrative expenses combined with research, development and testing expenses as a percentage of net sales decreased from 14.7% in 1997 to 14.3% in 1998 reflecting the impact of a 4.1% reduction in net sales as compared to a 6.7% reduction in these expenses.

Special items for the nine months 1998 of $4.9 million included income of $8.9 million from the settlement with the Canadian government (see the third quarter special item discussion), net of a special charge of about $4.0 million for an enhanced retirement offer and the elimination of certain positions during the second quarter. These initiatives affected 40 employees.

Operating profit decreased $6.8 million (6.2%) from $109.3 million in 1997 to $102.5 million in 1998. The lower operating profit reflected both lower antiknock profit (excluding the Canadian government settlement), as well as lower profit from petroleum additives. The decrease in both antiknocks and petroleum additives operating profit resulted from ongoing competitive pricing pressures, partially offset by higher shipments. The cost of the enhanced retirement offer and elimination of certain positions also reduced operating profit in 1998.

Interest and financing expenses were $30.8 million for the nine months 1998, which was $15.3 million higher than the 1997 amount of $15.5 million. Higher average debt outstanding accounted for $14.3 million of the increase. The higher average debt resulted from the use of long-term debt to finance the October 1997 repurchase of almost 35 million shares of the Company's common stock. Higher average interest rates resulted in $0.2 million of the $15.3 million increase. The remaining $0.8 million of the increase was caused by higher fees and amortization of deferred financing costs, as well as lower capitalized interest.

Other income, net of $22.7 million in 1998 was $21.8 million higher than the $0.9 million for the nine months 1997. The increase was primarily the result of a $14.6 million gain on the sale of certain non-operating assets, as well as interest income on the settlement of a federal income tax audit amounting to $7.9 million.

Income taxes for the nine months 1998 increased $0.5 million (1.3%) to $33.9 million from the nine months 1997 amount of $33.4 million. The increase was primarily due to a slightly higher effective income tax rate, offset by a small reduction in income before income taxes of $0.3 million. The higher effective income tax rate in 1998 of 35.8% as compared to 35.3% in 1997 was due primarily to a settlement with the Internal Revenue Service in 1997, as well as a higher state income tax rate largely offset by the tax benefit on the 1998 settlement with the Internal Revenue Service.

As a result of the items discussed above, net income in 1998 decreased $0.7 million (1.2%) to $60.7 million from $61.4 million for the nine months 1997. However, as a result of the 1997 stock repurchase, basic and diluted earnings per share were $0.73 in 1998 as compared to $0.52 in 1997. At September 30, 1998, 83,465,460 shares were outstanding as compared to 118,443,835 at September 30, 1997.

Financial Condition and Liquidity

Cash and cash equivalents at September 30, 1998 totaled $11.3 million, a decrease of $6.9 million since December 31, 1997. Cash flows were more than sufficient to cover operating activities during the 1998 period. Cash flows from operating activities for the nine months of 1998 of $81.0 million, combined with cash-on-hand of $6.9 million and the proceeds from the sale of non-operating assets of $25.6 million, were used to make principal payments on long-term debt of $78.0 million, pay dividends of $15.7 million, and fund capital expenditures of $19.4 million.

The combined current and noncurrent long-term debt amounted to $591.4 million at September 30, 1998, as compared to $641.1 million at December 31, 1997. This net decrease of $49.7 million represented a repayment of $78.0 million of debt including $40.0 million on the Company's term loan, as well as a repayment of $38.0 million under the Company's line of credit. The repayments of long-term debt were partly offset by an $28.1 million increase in the note payable related to the Texaco acquisition. The contingent note is payable to Texaco Inc. for up to $60 million. The actual amount of the contingent note is being determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. Based on actual shipments through September 30, 1998, $40.6 million of the contingent note was included in long-term debt. The note is payable on February 26, 1999. Management has classified the note as long term pursuant to the Company's ability and intent to refinance the obligation on a long-term basis. The Company's long-term debt (excluding the current portion) as a percentage of total capitalization was 75.3% at September 30, 1998 as compared to 80.4% at December 31, 1997. The Company has historically targeted a range of 30% to 50% for its long-term debt ratio, and intends to continue to use its cash flows to reduce long-term debt outstanding.

The Company's capital spending during the year is expected to be lower than in 1997 reflecting the completion of several capital projects. Capital spending is expected to be financed with cash from operations.

Working capital at September 30, 1998 was $222.7 million resulting in a current ratio of 2.20 to 1. At December 31, 1997, the working capital was $218.7 and the current ratio was 2.21 to 1. The slight increase in working capital primarily resulted from an increase in inventories and a decrease in the current portion of long-term debt. The slightly lower current ratio reflected a decrease in cash, as well as increases in taxes payable, accounts payable and accrued expenses. The Company anticipates that cash provided from operations will continue to be sufficient to cover the Company's operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to shareholders.

Recent Developments

The Company announced that effective October 1, 1998, it had entered into an agreement with The Associated Octel Company Limited (Octel) to market and sell tetraethyl lead (TEL) antiknock compounds. The agreement finalizes the memorandum of understanding signed by the companies in July 1998. This arrangement includes all world areas except North America and the European Union.

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

In the third quarter of 1998, the Company received a $13 million reimbursement from the Canadian government for a portion of the Company's lost profits and legal costs related to the Canadian government's decision to lift its 1997 ban on the importation and interprovincial trade of Ethyl's MMT fuel additive.

Also, regarding current year operations, while overall operating profits are on track to be higher in the second half of 1998 operating profits for the year are expected to be moderately lower than 1997. This is primarily due to lower lead antiknock profits, as well as lower petroleum additive profits primarily due to pricing reflecting competitive pressures.

Year 2000

The Company is continuing to address the Year 2000 issues and has an aggressive program in place to assure compliance of all of its mission critical systems that can affect product supply, internal operations, employees, customers, and suppliers. The Company's senior management and Board of Directors have placed a high priority on the Year 2000 project. Funding necessary to successfully complete the Year 2000 effort has been approved. In addition, a Year 2000 Project Manager has been assigned to coordinate the initiative and provide regular status updates to senior management.

The Company expects that its products and services will be continuously available and the facilities, equipment, and information systems of the business will be fully functional and will operate accurately and without interruption both before and after January 1, 2000. The Company is confident that its commercial and operational systems will not expose it to any significant delay or interruption. The Company will continue testing in the fourth quarter of 1998 and plans to use scheduled fourth quarter plant shut downs to implement and test Year 2000 upgrades and replacements.

The Company's state of readiness was enhanced by conversion in prior years of all mainframe systems to modern client/server systems. This included implementation of SAP, Peoplesoft and other commercial and desktop software, all of which are represented to be Year 2000 compliant. The Company has also reviewed its manufacturing systems, R&D systems, testing equipment, desktop computers, and technical infrastructure and has plans in place to have both software and hardware fully compliant by December 31, 1998. In addition, the Company has contracted an independent third party to provide assistance with the review of manufacturing systems and embedded controllers.

The Company also includes in its Year 2000 program efforts to ensure the readiness of mission critical suppliers of products and services, as well as key customers. Confirmation of the readiness of these business partners Year 2000 status is being actively pursued.

Since most of the Company's Year 2000 compliance was achieved in prior years through the systems implementations previously mentioned, the costs associated with compliance in 1998 for the third quarter and nine months 1998 have been low and total approximately $0.1 million and $0.2 million, respectively. The expected remaining costs are estimated to be less than $2.6 million and will be funded through cash provided from operations. Approximately $1.5 million of the cost will be capitalized. The cost of this program that will not be capitalized represents less than 6% of the Company's information resources operating budget. Further, the emphasis that the Company has placed on the Year 2000 initiative has not seriously delayed any of the Company's mission critical programs.

As part of the Year 2000 assessment, the Company has rated the impact of a Year 2000 problem for each of the systems in terms of risk to the business and the probability of successfully resolving the issue. The Company believes that, because of the extensive work which has already been completed and the plans in place to obtain 100% compliance, sufficient time and resources are committed to resolve any remaining Year 2000 issues. Consequently, the Company expects that the internal risks are low and the overall risk of business interruption is minimal.

Nevertheless, the Year 2000 program includes a review of both internal and external risk factors, as well as the actions necessary to minimize any potential impacts. By the end of the fourth quarter 1998, the Company will be developing a formal contingency plan in the event that a critical system or business partner is not or will not be compliant by January 1, 2000. The plan will address worst case scenarios and could result in special staff training, stockpiling critical raw materials, and scheduling production runs to minimize losses in the event of power outages.

Finally, in order to further assure that the Company is proceeding on the proper course to assess and remedy Year 2000 issues, an independent third party is performing an independent status review of the Company's enterprise-wide Year 2000 program. The results of the review, which are expected soon, will be used to enhance the Company's program. A follow-up review is planned during the first half of 1999.

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

In June 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and the hedged item in earnings in the same period. This new standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                           PART II - Other Information


ITEM 5.  Other Information

         Refer to "Recent Developments" in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 15.

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit No.            Description

         10 Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited*


























------------------
* Subject to a request for confidential treatment, certain provisions of the Antiknock Marketing and Sales Agreement have been intentionally omitted.

                                    SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of

 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ETHYL CORPORATION
                                                        (Registrant)



Date:  November 9, 1998                           By: /s/ J. Robert Mooney
                                                  J. Robert Mooney
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  November 9, 1998                           By:/s/ Wayne C. Drinkwater
                                                  Wayne C. Drinkwater
                                                  Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX



                                                                 Page
                                                                Number

Number and Name of Exhibit

Exhibit 10             Antiknock Marketing and Sales Agreement
                       between Ethyl Corporation and The
                       Associated Octel Company Limited         21-59

















Exhibit is not included except in 10-Q filed electronically. Copy of Exhibit is available upon request.