Form 10-K
period 1998-12-31
ETHYL CORP
filed 1999-03-10
CIK 33656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                               (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1998
                                       or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)
                       For the transition period from to
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

                       Yes  X                        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999: $397,100,790.00.*

Number of shares of Common Stock outstanding as of January 31, 1999:
83,465,460.

*In determining this figure, an aggregate of 21,175,140 shares of Common Stock reported in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on January 30, 1999, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ethyl Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

ITEM CAPTIONS AND INDEX  --  FORM 10-K ANNUAL REPORT

Item No.                                                         Page

Part I
1.    Business                                                   12-26
2.    Properties                                             21-23, 51
3.    Legal Proceedings                                             26
4.    Submission of Matters to a Vote of Security Holders          N/A

Part II
5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters                                        49
6.    Selected Financial Data                                    47-48
7.    Management's Discussion and Analysis of
         Financial Condition and Results of Operations           12-27
7a.   Quantitative and Qualitative Disclosures
         about Market Risk                                       25-26
8.    Financial Statements and Supplementary Data          See Item 14
9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                       N/A

Part III
10.   Directors and Executive Officers of the Registrant            (a)
11.   Executive Compensation                                        (a)
12.   Security Ownership of Certain Beneficial Owners
            and Management                                          (a)
13.   Certain Relationships and Related Transactions                (a)

Part IV
14.   Exhibits, Financial Statement Schedules and
      Reports on Form 8-K
      (A) (1) Consolidated Statements of Income for
              each of the three years in the periods ended
              December 31, 1998, 1997 and 1996                       28

              Consolidated Statements of Comprehensive
              Income for each of the three years in the
              periods ended December 31, 1998, 1997 and 1996         28

              Consolidated Balance Sheets as of December 31,
              1998 and 1997                                          29

              Consolidated Statements of Shareholders' Equity
              for each of the three years in the periods ended
              December 31, 1998, 1997 and 1996                       30

              Consolidated Statements of Cash Flows for each
              of the three years in the periods ended
              December 31, 1998, 1997 and 1996                       31

              Notes to Consolidated Financial Statements          32-45

              Management's Report on the Financial Statements        27

              Report of Independent Accountants                      46

      (A) (2) Financial Statement Schedules - none required         N/A

      (A) (3) Exhibits see Index to Exhibits                         52

      (B) No report on Form 8-K has been filed during 1998.

      (C) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

(a) Part III will be incorporated by reference from the registrant's 1998 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

                               ETHYL CORPORATION
                           Statement of Differences

1. The Form 10-K runs from page 12 through 49 of the printed document. The five year summary presented on pages 50 and 51, the inside covers and page 52 of the printed document have been repositioned for the electronic document.

2. The printed Annual Report and Form 10-K contains numerous graphs and photographs not incorporated into the electronic Form 10-K.

3. The 10-K cover sheet and index, presented on pages 47 and 48 of the printed document, have been repositioned to the front of the electronic document.

inside front cover
                                About the Company

Since 1921, Ethyl Corporation has provided additive chemistry solutions to enhance the performance of petroleum products. Ethyl develops, manufactures, blends and delivers leading-edge additive technology for fuels and lubricants around the world. Our products and services provide the chemistry that makes fuels burn cleaner, engines run smoother and machines last longer. The 1,500 men and women of Ethyl Corporation are dedicated to our industry, dedicated to our customers and committed to a strong platform of research and technology with an emphasis on safety, quality and service.

                                   Our Vision

              To be at the top of our customers' lists of suppliers

                              FINANCIAL HIGHLIGHTS


(in thousands except per-share amounts)
-----------------------------------------------------------------------------
                                                              Percent
                                     1998        1997    Increase (Decrease)
-----------------------------------------------------------------------------
Operations:
Net Sales                         $974,190  $1,063,615           (8)
                                   =======   =========
Income After Income Taxes Before
  Non-Recurring  Items            $ 51,910  $   77,987          (33)
Non-Recurring Income (Loss) After
  Income Taxes(a)                   18,669        (457)           -
                                   -------   ---------
Net Income                        $ 70,579  $   77,530           (9)
                                   =======   =========

Per Common Share:
Basic and Diluted Earnings Per
  Share:
    Income After Income Taxes
      Before Non-Recurring Items  $    .62  $      .71          (13)
    Non-Recurring Income After
      Income Taxes(a)                  .23           -            -
                                   -------   ---------
Net Income                        $    .85  $      .71           20
                                   =======   =========
Shares Used To Compute Basic
  Earnings Per Share(b)             83,465     109,793
                                   =======   =========

(a) Non-Recurring Income (Loss)
      After Income Taxes:
       Enhanced Retirement Offer
         and Staff Reduction      $ (2,540) $        -
       Gain (Loss) on Sales and
         Impairments of Non-
         Operating Assets             9,487     (3,820)
       Tax Settlement with the
         Internal Revenue
         Service                      6,071          -
       Settlement with the
         Canadian Government          5,651          -
       Gain on Sale of Subsidiary         -      3,363
                                    -------  ---------
                                  $  18,669 $     (457)
                                   ========  =========
(b) Amounts reflect the effect
    of the October 2, 1997
    acquisition of approximately
    35 million shares of Ethyl's
    common stock.

Since 1921, Ethyl Corporation has provided additive chemistry solutions to enhance the performance of petroleum products. Ethyl chemistry makes fuels burn cleaner, engines run smoother and machines last longer.

COMMITMENT TO SAFETY

At Ethyl, we pursue operational excellence by focusing on safety first. Based on the belief that all accidents are preventable, our approach to safety is proactive and incorporates means for continuous improvement.
     Ethyl is committed to deliver safety performance that places us in the top 10% of member companies of the Chemical Manufacturer's Association (CMA). We are proud to report that our 1998 safety record included only 8.4 recordable accidents per 1,000 employees.
     All of us at Ethyl are responsible for safety, and our management accepts and demonstrates the type of leadership in safety that will ensure the continued success of our efforts. Safety is a way of life here, enhancing operations, the way we work and the relationships we maintain with our customers and our communities.

Operations

Two very significant events occurred in 1998 regarding our operations. First, in late July, the Canadian government lifted its 1997 ban on the importation and inter-provincial trade of our environmentally beneficial fuel additive, methylcyclopentadienyl manganese tricarbonyl (MMT). The Canadian government's decision to lift the ban confirms current scientific information that MMT is compatible with automobile emission control systems and is safe to use.
     As part of the agreement reached with the Canadian government, Ethyl received a $13 million reimbursement for a portion of our legal costs and lost profits. In exchange, we agreed to drop our challenges to the ban. Sales in Canada returned to normal shortly thereafter. MMT continues to gain acceptance and is being sold in major markets around the world.
     Second, in October, we entered into agreements with The Associated Octel Company Limited (Octel) of London, England, to market and sell tetraethyl lead
(TEL) antiknock compounds. The agreements cover all world areas except North America and the European economic area where Ethyl and Octel continue to compete. Sales under the agreements are made in the name of Octel. Ethyl provides Octel global bulk distribution services as well as marketing and other services related to TEL sales. We believe that this arrangement will maximize TEL's value and reduce costs through more efficient marketing, sales and distribution.

[Photo]
[Photo Caption] Ethyl's state-of-the-art research facilities have extensive in-house testing capabilities, like this rig test in our Richmond mechanical lab. Keeping tests in-house helps deliver leading-edge technology to meet our customers' requirements, with the added value of efficient, cost-effective product development.

Ethyl's operations are divided into two strategic business units, petroleum additives and tetraethyl lead, reflecting the difference between realizing our potential in petroleum additives and managing the decline of TEL.

See Segment Reporting in Note 1, page 34 for details on our segments.


PETROLEUM ADDITIVES

The imbalance of supply and demand that characterizes today's petroleum additives market intensifies the level of competition. Consequently, as our customers are consolidating to reduce costs, and as price continues to erode, all additive suppliers are trying to find growth opportunities, while holding on to market share.

Our strategy to develop our petroleum additives business is based on targeted growth, value-added service, and innovative technology.


Targeted Growth

The global marketplace for petroleum additives varies by geographic region and product lines. Ethyl maintains a strong presence in the petroleum additives market in North America. Despite competitive pricing pressures, we have successfully defended this market share through strong customer relationships. We provide our customers market-leading technology and a variety of value-added services: from first-to-market lubricant and fuel products to cost abatement initiatives and inventory management.
     In certain major markets where we are currently underrepresented, our strategy is to develop new relationships and expand existing ones. We are applying additional resources to our sales and product development efforts in Europe, Latin America, and the Far East. Our focus on these areas provides great opportunity to uncover additional business prospects and increases our ability to compete in the global marketplace. We are proceeding carefully, balancing our opportunities with the current economic situations in these regions.
     While we enjoy a competitive advantage in certain product lines, we also recognize the growth potential in product areas where we do not have a major presence and where regional demand exists.


Value-Added Service

Ethyl's vision is all about being the best at serving our customers' needs. We develop strong multi-level relationships with our customers, communicate openly with them and listen to them. By doing this, we know our customers' needs and share their goals, so we can provide value as they define it.
     The primary emphasis of value-added service is reducing total cost. This service benefits Ethyl as well as our customers. Total cost can include raw material purchase, product development, inventory management, freight, process and information technology, testing, customer service, problem resolution, quality assurance, regulatory compliance, and even brand management. Ethyl consistently provides value-added services that can reduce total cost, not only for our customers but also for us.

Innovative Technology

Whether our customers want to be first-to-market, meet a specific performance requirement or increase their own brand equity, Ethyl provides the additive chemistry solutions to meet their needs. Our approach to innovative technology includes fundamental studies of combustion and lubrication, formulation of new additive chemistry, manufacturing process analysis and comprehensive testing of finished fuels and lubricants.
     Almost half of our professional research staff hold Ph.D.s in chemistry or engineering. Their efforts are complemented by additional Ethyl employees contributing from a diverse base of professional experience, education and insight. As product development costs continue to rise and as new, more frequent specification changes are implemented, we have found that our technology efforts are more creative when supported by cross-functional teams.

Ethyl products from the petroleum additives segment have two distinct applications: use in lubricants and use in fuels.

Lubricant additives are organic and synthetic chemical components that improve the performance of lubricating oils, fluids and greases. Ethyl additives help lubricants protect engine and other moving parts from wear, deposits, corrosion, water and high operating temperatures. Ethyl lubricant additives are used in oils, fluids and greases around the world to meet the most stringent oil industry, government and original equipment manufacturer (OEM) specifications. A lubricant additive package can comprise anywhere from 1% of a finished hydraulic oil to approximately 20% of a typical multi-grade motor oil.

     Ethyl sells lubricant additives to major oil marketers and independent lubricant manufacturers around the world. Lubricant additive technology applications include:
     - passenger car motor oils
     - heavy duty diesel engine oils
     - railroad and marine diesel engine oils
     - automatic transmission fluids
     - automotive and industrial gear oils
     - hydraulic oils
     - industrial lubricants

     Fuel additives are chemical components engineered to improve the performance of gasoline, diesel and other fuels. Performance benefits from use of fuel additives include octane and cetane enhancement, emissions reduction, increased lubricity, storage stability and the protection against deposits for fuel injectors, intake valves and the combustion chamber. Refiners and fuel marketers use fuel additives to meet stringent government regulations and OEM standards, including those requiring reduced emissions.
     Ethyl sells fuel additives worldwide, directly to petroleum refiners and fuel marketers as well as to fuel terminals and blenders. Fuel additive technology applications include:
     - gasolines
     - diesel fuels
     - aviation fuels
     - power generation fuels
     - heating oils

     One of Ethyl's most notable fuel additives is MMT. MMT has been used in unleaded gasoline in Canada for more than 20 years and is currently gaining support in new markets around the world. Good science supports the many benefits of MMT, one of the most comprehensively tested fuel additives in history. When used in the refinery process, MMT economically provides octane enhancement while reducing the amount of crude oil necessary to produce gasoline. This process adjustment reduces refinery emissions of carbon dioxide, a greenhouse gas linked to global warming.
     When used in unleaded gasoline, MMT reduces tailpipe emissions of known contributors to urban smog. These exhaust pollutants are carbon monoxide (CO) and nitrogen oxide (NOx), which contains the potent greenhouse gas, nitrous oxide (N2O). The Environmental Protection Agency (EPA) has approved MMT for use in conventional unleaded gasoline and acknowledged that MMT can reduce tailpipe emissions of CO and NOx.

[Photo]
[Photo Caption] Excerpt from a statement released by the government of Canada, July 1998, when the Canadian Parliament reversed its trade ban on MMT.

     The effect of manganese exposure has been studied for decades and continues. In June 1998, Research Triangle Institute (RTI) of North Carolina, the world's leading expert in exposure assessment, published the most rigorous study on personal exposure to manganese. Spanning over 15 months, the study collected thousands of samples in Toronto, Canada, where MMT has been used for over twenty years.
     RTI and a panel of independent scientists concluded that personal exposures to manganese in Toronto were well below the most stringent guidelines set by the U.S. EPA, the World Health Organization and Health Canada. In fact, the RTI study found that the level of manganese in the air in Toronto is the same as the level of manganese in the air in comparable U.S. cities where MMT is not used. The study attributed the major source of manganese exposure in Toronto to common, everyday dust. Manganese is a naturally occurring element that is found throughout the earth's crust.
     Over the last ten years, Ethyl has sponsored numerous scientifically designed vehicle and personal exposure analyses through internal and independent test facilities. Today, we have accumulated over 10 million miles of scientific data supporting that MMT conserves natural resources, is compatible with automotive emission systems and reduces tailpipe emissions and greenhouse gases.

Good science supports that MMT is safe and effective for use in unleaded fuels.

TETRAETHYL LEAD

TEL improves the performance of gasoline by increasing its level of octane. Higher octane gasoline prevents loss of power due to poor combustion timing, a symptom commonly known as "engine knock". For years, TEL was used around the world to improve the performance of gasoline powered engines.
     In the 1970s, with the implementation of the Clean Air Act, U.S. automakers were required to control emissions from vehicle tailpipes. Car manufacturers began to install catalytic converters made of platinum, a metal that is rendered inactive by lead. Catalytic converters change exhaust pollutants into carbon dioxide and water.
     Today, lead is no longer used in automotive gasoline in the United States and Canada. As the rest of the world moves toward use of unleaded gasoline, the product life of TEL has been greatly reduced as a useful additive in motor fuel. TEL is sold to petroleum refiners and fuel marketers.

[Photo]
[Photo Caption] Ethyl's value-added service of inventory management helps our customers reduce administrative costs and streamline the order process.

     The TEL market is quite different from the petroleum additives market. Worldwide demand throughout the last decade has decreased by as much as 15% each year, a trend expected to continue as use of unleaded gasoline increases. Despite this trend, TEL remains a profitable product for Ethyl as well as a major source of cash.
     Our strategy for managing TEL has always been and will continue to be to aggressively lower the costs associated with this product. The TEL marketing agreements with Octel will help us achieve this. The implementation and integration of the TEL marketing agreements are working to our satisfaction, providing worldwide TEL customers with safe product supply and responsive world-class service.


DISCUSSION OF EARNINGS

In 1998, lower selling prices, reflecting the intense competition in both the petroleum additives and TEL markets, resulted in lower net sales and operating profit. Our business segment strategies allowed us to retain market share as well as slightly increase shipments as compared to the previous year.


Net Sales
Consolidated net sales declined 8% from 1997 and 15% from 1996. The following table reflects net sales for the last three years by segment:

                              Net Sales By Segment
                            (in millions of dollars)

                                          1998      1997      1996
                                          ----      ----      ----
Petroleum additives (a)                   $857     $ 913    $  924
Tetraethyl lead (b)                        117       151       226
                                          ----     -----     -----
Consolidated net sales                    $974    $1,064    $1,150
                                          ====    ======    ======


(a) The petroleum additives segment reported net sales to Texaco and its worldwide subsidiaries and affiliates of about $143 million in 1998, $137 million in 1997, and $125 million in 1996. Of total net sales, this represents approximately 15% in 1998, 13% in 1997, and 11% in 1996. The petroleum additives segment also reported net sales in 1998 to Shell and its worldwide subsidiaries and affiliates of approximately $100 million, or about 10% of total net sales. No other customer accounted for over 10% of Ethyl's total net sales in any year. 1996 sales only included 10 months of revenue from the worldwide lubricant additives business acquired from Texaco.

(b) 1998 excludes those sales made under the TEL marketing agreements with Octel which began October 1, 1998.

[Photo]
[Photo Caption] After testing is completed, Ethyl researchers completely dismantle a test rig to examine more closely how Ethyl additives help lubricants and fuels protect against engine wear or harmful deposits.


     Petroleum additives net sales in 1998 were down 6% from the 1997 level and 7% from 1996. We achieved a slight increase in volumes shipped in 1998, the value of which was an improvement to net sales of $10 million compared to 1997 and $32 million compared to 1996. The effect of the volume gain was reduced not only by price erosion but also by the slowdown in the Asia Pacific market, fluctuating currencies and variations in product mix. The effect of this on petroleum additives net sales was a $66 million reduction when compared to 1997 and a $99 million decrease compared to 1996.
     Net sales of TEL were down 22% in 1998 from 1997 and 48% from 1996. The lower net sales in 1998 reflected the continuing decline of worldwide demand and the competitive market conditions during the year. In addition, our reported sales were lower due to the TEL marketing agreements with Octel. Effective October 1, 1998, all sales made under these agreements were and are made by or on behalf of Octel and will not be recorded as a sale by Ethyl. For further discussion, see Note 2, TEL Marketing Agreements Services on pages 34 and 35.
     We achieved a slight increase in TEL volumes shipped in 1998, the value of which was an improvement in net sales of $2 million as compared to 1997. This volume gain was offset by lower selling prices causing a decrease of $36 million when compared to 1997. When compared to 1996 the impact of volume on net sales was a $74 million reduction, while lower selling prices caused a $35 million decrease.

Segment Operating Profit
Ethyl evaluates the performance of petroleum additives and TEL based on segment operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant and equipment and amortization of segment intangible assets are included in the operating profit of each segment.
     Combined segment operating profit fell 13% in 1998 from the level reported in 1997 and declined 28% from that in 1996. The table below reports operating profit by segment and provides a reconciliation to income before income taxes for the last three years.

                            Segment Operating Profit
                            (in millions of dollars)
                                                1998   1997   1996
                                                ----   ----   ----
Petroleum additives                             $ 97   $ 96   $ 87
Tetraethyl lead (a)                               51     75    119
                                                ----   ----   ----
  Segment operating profit                       148    171    206
Corporate unallocated expense                    (27)   (27)   (29)
Interest expense                                 (40)   (26)   (24)
Other income (expense), net                       25     (8)    (7)
                                                ----   ----   ----
Income before income taxes                      $106   $110   $146
                                                ====   ====   ====
(a) TEL operating profit in 1998 included $15 million from the TEL marketing agreements with Octel.

Petroleum Additives Segment
Petroleum additives 1998 operating profit included a $9 million benefit net of related expenses from the MMT settlement with the Canadian government. Excluding this benefit, petroleum additives operating profit decreased 8% from 1997 and increased 1% from 1996. When compared to 1997, the reduction in 1998 operating profit reflected the impact of lower selling prices. When compared to 1996, operating profit in 1998 was favorably affected by higher shipments and foreign currencies, although lower prices offset these benefits. In 1998 we reduced cost of goods sold by obtaining lower raw material costs and rationalizing plant operations.

     By implementing tighter spending controls and cost reduction initiatives, we reduced selling, general, and administrative (SG&A) expense by $6 million when compared to 1997 and $10 million compared to 1996. SG&A, including research, development and testing expense, as a percentage of net sales, decreased to 14.0% in 1998 from 14.2% in 1997 and 14.5% in 1996.

TEL Segment
Including $15 million from the TEL marketing agreements with Octel, TEL operating profit decreased 32% from 1997 and 57% from 1996. When comparing operating profit from 1998 to 1997, a slight increase in volume was more than offset by the continued erosion of selling price and higher product cost. The decrease in TEL operating profit when comparing 1998 to 1996 was due not only to lower selling prices but also to lower volume and higher product cost.
     SG&A expense decreased $2 million when compared to 1997 and $5 million compared to 1996. However, as a percentage of net sales, SG&A increased slightly over the last three years, to 6.0% in 1998, compared to 5.8% in 1997 and 5.5% in 1996. As a percentage of net sales, SG&A showed an increase in 1998 due to the decrease in total net sales and the impact of the TEL marketing agreements with Octel.

The following discussion references the Consolidated Statements of Income on page 28.

DISCUSSION OF INCOME AND EXPENSE

Ethyl continues to control and reduce costs by enhancing operational efficiency. While lower pricing in 1998 negatively affected our net income, we remain committed to delivering value to both our customers and our shareholders.


Net Income

Net income for 1998 totaled $71 million or $.85 per share as compared to $78 million or $.71 per share in 1997 and $93 million or $.78 per share in 1996. In 1998, non-recurring income included a net benefit of about $19 million or $.23 per share, and in 1997 these items included a net charge of about $500 thousand.

The 1998 results also included the effect of the October 1997 repurchase of almost 35 million shares, or about 30%, of Ethyl's common stock. Subsequently, while net income decreased in 1998, basic and diluted earnings per share increased, benefiting from fewer shares outstanding.

[Photo]
[Photo Caption] MMT helps reduce greenhouse gases as well as certain exhaust pollutants that contribute to urban smog. Based on data from refinery and gasoline use of MMT in Canada, we estimate that use of MMT in all U.S. gasoline would produce the same environmental benefit as taking 3 million cars off U.S. roads annually.

     A strategic action in 1996 was our acquisition of the worldwide lubricant additives business of Texaco Inc. The acquisition gave Ethyl an additional presence in Europe, Latin America and Asia Pacific and enhanced our product offerings. We quickly identified unneeded manufacturing capacity and sold a subsidiary, that included a plant located in Gent, Belgium, in 1997.

Selling, General & Administrative Expense
(1996 - 1998)

[Graph]

     In 1998, Ethyl continued to focus on reducing expenses. We took better advantage of communication technologies such as video conferencing and the Internet to keep in touch with our customers and employees around the world. When visiting our customers we elected to travel more economically and make every visit count. We further reduced SG&A expense by eliminating certain positions and offering an enhanced retirement package for an overall reduction of 40 positions.

Special Items Income, Net

The special items of $5 million in 1998 included income of $9 million net of expenses from the settlement with the Canadian government. These items also included a one-time charge of $4 million for the enhanced retirement offer and elimination of certain positions.

Interest and Financing Expenses

Interest and financing expenses were $40 million in 1998, $26 million in 1997 and $24 million in 1996. During this three-year period, average debt increased due to the use of long-term debt to fund the 1997 common stock repurchase. As a result interest expense increased $14 million from 1997 and $16 million when compared to 1996. With each of these increases, $14 million can be attributed to higher average debt.

Other Income (Expense), Net

Other income (expense), net totaled $25 million in income in 1998 as compared to $4 million in expense in 1997 and $400 thousand in income in 1996. The 1998 total included a $15 million net gain on the sale of non-operating assets in addition to $8 million of interest income from a favorable tax settlement with the Internal Revenue Service. The other expenses in 1997 were largely due to $16 million of impairment losses offset by $11 million of gains on sales of non-operating assets. Immaterial items comprised the 1996 amount. See Note 16 on page 42.

Income Taxes

Income taxes were $36 million in 1998, $32 million in 1997 and $53 million in 1996. The increase in 1998 reflected a higher effective income tax rate of 33.6% compared to 29.5% the previous year. Lower pretax 1998 income partially offset the impact of the higher effective tax rate. When we sold our Gent, Belgium subsidiary in 1997, Ethyl received a $4 million tax benefit, reducing the 1997 effective tax rate. In that same year, we resolved some income tax audit issues, which also contributed to the lower effective tax rate. A 27% reduction in income before income taxes, as well as a decrease in the effective income tax rate, contributed to the $17 million income tax decrease between 1998 and 1996. The decrease in the effective income tax rate to 33.6% in 1998 from 36.2% in 1996 was primarily the result of the benefit from the 1998 tax settlement. See
Note 17 on page 43 for details of effective income tax rates.

[Photo]
[Photo Caption] In order to meet stringent specifications from manufacturers, engine parts are evaluated rigorously after testing, a process known as "rating," shown here at Ethyl's research lab in Richmond.

[Photo]
[Photo Caption] Some of Ethyl's newest products are polymethacrylate (PMA) viscosity modifiers and pour point depressants (PPD). These products help keep lubricants flowing freely under the harshest of low environmental temperatures and in some of the most demanding applications.

The following discussion references the Consolidated Statements of Cash Flows on page 31.

DISCUSSION OF CASH FLOWS

In 1998, petroleum additives and TEL operations delivered strong cash flow to Ethyl. We used our cash to repay $124 million of debt.

Cash from Ethyl's operating activities totaled $130 million in 1998, as compared to $133 million in 1997 and $185 million in 1996. In 1998 we combined $130 million in cash from operating activities, $10 million cash-on-hand and $30 million in proceeds from the sale of non-operating assets. We used this cash to repay our long-term debt by $124 million, pay dividends of $21 million, fund capital expenditures of $23 million and invest $1 million to fund a trust, which covers benefits for certain groups of retired employees.
     Cash from operating activities totaled $133 million in 1997. We added $296 million in net additional long-term debt, $10 million from the sale of a Belgian subsidiary, plus another $6 million from the sale of non-operating assets and $2 million from cash-on-hand. We used this cash to fund the repurchase of almost 35 million shares of common stock for $327 million plus the related transaction costs of $2 million. In addition, cash flow covered capital expenditures of $43 million, dividends to shareholders of $59 million and $15 million to fund a trust covering benefits for certain groups of retired employees.
     In 1996, we combined $185 million in cash from operating activities, $10 million in cash-on-hand and $29 million in additional long-term debt. We used our cash to fund the $134 million cash portion of the Texaco acquisition, $29 million in capital expenditures and dividend payments of $59 million.
     Cash dividends per common share were $.25 in 1998 and $.50 in 1997 and 1996. At the same time we initiated the stock repurchase, Ethyl's board of directors reduced the annual dividend rate from $.50 to $.25 per common share effective January 1, 1998. Reducing the dividend rate together with fewer shares outstanding significantly improved Ethyl's cash flow position.
     Ethyl's management team anticipates that cash from operations in the future should be sufficient to cover operating expenses and reduce our debt by another $100 million in 1999.

FINANCIAL POSITION AND LIQUIDITY

At year end, Ethyl showed cash and cash equivalents of $8 million as compared to $18 million the previous year. A popular measure of liquidity, working capital indicates the amount of current assets remaining after covering current liabilities. At the end of 1998, Ethyl had $214 million of working capital as compared to $219 million at year-end 1997. Working capital, expressed as a current ratio, was 2.20 to 1 in 1998, meaning we had $2.20 in current assets to cover every $1.00 in current liabilities. For 1997, our current ratio was 2.21 to 1. While we reduced the current portion of long-term debt, the decrease in cash as well as an increase in accounts payable more than offset this reduction.

     During the course of 1998, Ethyl repaid $40 million on our term loan, $57 million on other bank debt, $20 million on the Texaco note, and $7 million on medium-term notes. This total $124 million repayment was partly offset by a $5 million capital lease and the recording of a $37 million accrual on the Texaco note. For further information on long-term debt and related debt covenants, see
Note 10 on page 37.
     Another impact on liquidity resulted from Ethyl's repurchase of almost 35 million shares of its common stock on October 2, 1997, at a price of $9.25 per share. The total transaction cost was approximately $329 million including related expenses.
     In August 1997, in anticipation of the share repurchase, Ethyl replaced its existing $500 million unsecured competitive advance and revolving credit agreement with a new five year unsecured credit agreement for $900 million. As a part of this transaction, Ethyl repaid $250 million outstanding under the former credit agreement and borrowed this same amount under the new credit agreement. In November 1997, we replaced the $900 million agreement with an Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement for up to $750 million. The term loan was for an initial borrowing of $300 million. The revolving credit agreement permits borrowing of up to $450 million.

[Photo]
[Photo Caption] Multi-grade motor oils are comprised of around 20% petroleum additives blended into base oils.

     Also in 1997, we borrowed $303 million, primarily on the term loan. In December, we repaid the first of five annual $7 million medium-term notes. These transactions resulted in net cash borrowing of $296 million.
     As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 80% at year-end 1997 to 74% at the end of 1998. The 1997 percentage excludes the effect of the then still-contingent portion of the Texaco note. In addition to cash flows from operations, proceeds from occasional sales of business units, plant sites or other assets normally are used to repay long-term debt.
     The construction and expansion programs following the Texaco acquisition are now complete. Therefore, we expect capital expenditures to be moderately lower in 1999 than in 1998. Following 1999, we anticipate capital expenditures to increase slightly. Capital spending for environmental and safety projects will likely remain near current levels. Ethyl will continue to finance capital spending through cash provided from operations.


RESEARCH AND DEVELOPMENT

Ethyl's research and development (R&D) provides the basis for our market-leading fuel and lubricant additive technology, as well as our ability to support our customers with focused product development.

     Our R&D efforts continue to elevate many of our additive technologies to leading-edge status. With our R&D activities focused on supporting customers, we provide product and performance testing as well as other technical services. As our customers have reduced their in-house research capabilities, we have stepped in to fill the gap. In addition, governments and OEMs set increasingly stringent product performance specifications that, in turn, require more testing. Ethyl's R&D staff also takes part in customer support teams to address issues related to cost reduction, quality improvement and environmental studies.
     Ethyl recently introduced new lubricant additive technology including fully formulated packages that meet new industry specifications or customer requirements for heavy duty diesel engine oils, automotive and industrial gear oils, and hydraulic fluids. In 1998, we developed and commercialized several new fuel additive products including a new gasoline detergent for use in global markets and a new premium diesel fuel additive for use in North America.

[Photo]
[Photo Caption] Gasoline and diesel fuel additives reduce deposits on intake valves and keep fuel injectors, like this one, spraying in their designated pattern. Our innovative approach to fuel technology has significantly increased our fuel additives market share over the past few years.

     Our new automotive gear, automatic transmission fluid and hydraulic additive products have been commercialized for the Asia Pacific and Latin American markets. We continue to increase our presence in the European crankcase lubricant additives market by launching new viscosity modifier products specifically designed to meet the requirements of the Association des Constructeurs Europeens d'Automobiles (ACEA) specifications.
     R&D efforts support Ethyl's strategy of targeted growth, value-added service and innovative technology. To optimize our worldwide manufacturing and supply operations, we also continue to conduct product line and process reviews. Additional efforts continue to take full advantage of the technology obtained through the acquisition of the worldwide lubricant additives business of Texaco.
     Ethyl actively protects its inventions, new technologies and product developments. We currently own approximately 900 issued United States and foreign patents, with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, Ethyl has acquired the rights under the patents and inventions of others through licenses. Ethyl's patent position is strong, aggressively managed and sufficient for the conduct of our business.
     Total R&D expenses were $67 million in 1998, $71 million in 1997 and $72 million in 1996. Under the Financial Accounting Standards Board (FASB) Statement No. 2 definition, R&D expenses were approximately $40 million in 1998, $42 million in 1997 and $47 million in 1996. One of the principal drivers for this continuing decrease is use of more in-house testing. All of our R&D expenses were related to petroleum additives.

PROPERTIES

The following is a list of Ethyl's principal operating properties. We own all of the research and development facilities and manufacturing properties, which primarily support the business segment of petroleum additives.

Research and Development
Ashland, Virginia
Bracknell, Berkshire, England
Richmond, Virginia

Manufacturing
Feluy, Belgium
Houston, Texas (also provides TEL storage and distribution)
Natchez, Mississippi
Orangeburg, South Carolina
Port Arthur, Texas
Rio de Janeiro, Brazil
Sarnia, Ontario, Canada
Sauget, Illinois

     Incorporated in Virginia, Ethyl owns its corporate headquarters located in Richmond. Ethyl generally leases its regional and sales offices in a number of locations around the world. Our newest regional office opens in Beijing, China, in 1999.

Raw Materials and Product Supply
Ethyl believes the sources of chemicals and base oils used in the manufacture and blending of petroleum additives are adequate for our operations. Major raw materials are purchased under long-term contracts with multi-source suppliers. The following are significant long-term agreements for finished products:

    - DSM Copolymer, Inc. supplies olefin copolymer
      (OCP) viscosity index improver
    - Octel supplies TEL
    - Albemarle Corporation supplies MMT and antioxidants

Production Capacity
As part of our supply optimization plan, in 1997 we replaced and updated certain production facilities at Sauget, Natchez, Houston and Feluy. In 1998 we increased production at our Houston and Sarnia plants. We believe our plants and our supply agreements are sufficient to meet projected sales levels. Operating rates vary with product mix and normal sales swings. We keep our plants well maintained and in good operating condition.

Segment Assets
The table below discloses certain asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory and long-lived assets. Long-lived assets consist of property, plant and equipment, net of depreciation and goodwill and other intangibles, net of amortization.

                     Segment Assets and Related Information
                            (in millions of dollars)
                                                      1998     1997     1996
                                                    ------   ------   ------
Segment assets
  Petroleum additives                              $   720  $   677  $   726
  Tetraethyl lead(a)                                    82       95      118
                                                    ------   ------   ------
                                                       802      772      844
  Cash                                                   8       18       20
  Other accounts receivable                              9       25        -
  Deferred income taxes and prepaid expenses            21       22       19
  Other assets and deferred charges                    226      230      212
                                                    ------   ------   ------
    Total assets                                   $ 1,066  $ 1,067  $ 1,095
                                                    ======   ======   ======
Additions to long-lived assets
  Petroleum additives(b)                           $    70  $    54  $    26
  Tetraethyl lead                                        -        1        3
  Other long-lived assets                                -        2        -
                                                    ------   ------   ------
    Total long-lived assets                        $    70  $    57  $    29
                                                    ======   ======   ======
Depreciation and amortization
  Petroleum additives                              $    57  $    56  $    56
  Tetraethyl lead                                        2        2        2
  Other long-lived assets                                4        4        4
                                                    ------   ------   ------
    Total depreciation and amortization            $    63  $    62  $    62
                                                    ======   ======   ======

(a) Tetraethyl lead segment assets include a receivable related to the TEL marketing agreements of $17 million in 1998.

(b) Petroleum additives additions to long-lived assets include increases in segment intangibles as a result of the recognition of a portion of the note payable to Texaco. The amount of this non-cash transaction was $43 million in 1998 and $14 million in 1997. In addition, in 1998, property, plant and equipment increased due to a capital lease.


GEOGRAPHIC AREAS
Outside the U.S. Ethyl operates in European, Asian and Latin American countries as well as in Australia and Canada. In most of the countries where we do business, the economies are generally stable. In countries with more political and economic uncertainty, Ethyl minimizes its exposure through U.S. dollar denominated transactions and letters of credit. Our manufacturing operations in Latin America are in Brazil and are conducted in the local currency. Because our operations in Brazil are limited, the recent devaluation of the Brazilian Real is not expected to have a significant impact on results of operations. Sales in other South American countries are conducted primarily in U.S. dollars. Consequently, there is no expectation that Ethyl will experience significant exposure risk.
     Ethyl seeks to transact business in foreign countries where it is most likely that our earnings can be repatriated, or returned to the U.S. in cash. Sales in other areas are normally prepaid or paid through letters of credit. Our foreign customers mainly consist of financially viable government organizations and large private companies.
     Because of our international business activities, changes in foreign currency rates affect us. As we move toward consolidating our manufacturing operations in the U.S. and Europe, we have reduced our ability to minimize foreign currency exposures through operational means.

Therefore, Ethyl has begun participating in selective foreign currency forward contracts to minimize the effects of changes in currency rates.
     The table below reports net sales and long-lived assets by geographic area. No transfers occurred between our business segments during the three-year period shown. With the exception of the United States, no country exceeded 10% of net sales or long-lived assets in any year. Ethyl allocated revenues to geographic areas based on the location to which the product was shipped.

                                Geographic Areas
                            (in millions of dollars)

                                                      1998     1997     1996
                                                    ------   ------   ------
Net sales
  United States                                      $ 440   $  447   $  406
  Foreign                                              534      617      744
                                                    ------   ------   ------
    Total                                            $ 974   $1,064   $1,150
                                                    ======   ======   ======
Long-lived assets
  United States                                      $ 421   $  421   $  430
  Foreign                                               70       67       79
                                                    ------   ------   ------
    Total                                            $ 491   $  488   $  509
                                                    ======   ======   ======

ENVIRONMENTAL MANAGEMENT

Ethyl operates under policies that comply with federal, state, local and foreign requirements regarding the handling, manufacture and use of materials. Some of these materials may be classified as hazardous or toxic by one or more regulatory agencies. Ethyl also complies with all laws, regulations, statutes and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in every material respect. Complying with federal, state, local and foreign environmental protection laws has not had a material effect on our financial position in the past, nor do we expect it to in the future.
     In 1998, Ethyl spent $17 million in environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $17 million in 1997 and $18 million in 1996. The ongoing cost of operations was about $15 million dollars for each of the three years, with the balance representing clean-up, or remediation, and monitoring costs. In the next few years, we expect environmental operating and remediation costs to be slightly higher than in 1998.


[Photo]
[Photo Caption] Hydraulic oils need additives to resist the strains of their environment. Ethyl hydraulic oil additives were the first to claim passage of all hydraulic pump manufacturers' specification tests, including those involving wet operating environments.

     Ethyl spent $7 million per year in 1998, 1997 and 1996 on capital expenditures for pollution prevention and safety projects, including costs assigned to other capital projects. For each of the next few years, we anticipate capital expenditures for these types of projects to be about the same.

     Our estimate of the effects of complying with governmental pollution prevention and safety regulations is subject to:

     - potential changes in applicable statutes and regulations
     - uncertainty as to the success of anticipated solutions to pollution problems
     - uncertainty as to whether additional expense may prove necessary
     - potential for emerging technology to affect remediation methods and reduce associated costs

     Ethyl is subject to the federal Superfund law and similar state laws under which we may be designated as a Potentially Responsible Party (PRP). We may be liable for a share of the costs associated with cleaning up various hazardous waste sites. In all but three cases where Ethyl has been named a PRP, we demonstrated that we were only a de minimis participant meaning our cost was less than $50,000 or that we were a minor participant where our cost was less than $300,000.

[Photo]
[Photo Caption] Ethyl railroad diesel engine oil additives are approved and used by more railroads than any other additive package in the world.



     Almost all Superfund sites, including the two largest, represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology and the proportionate shares of each PRP have been established. The financial viability of the other PRPs is reasonably assured. Ethyl has previously accrued the estimated expense of the remediation and monitoring of these sites. While remediation has been completed at some sites, we expect the remediation and monitoring at other sites, including one of the largest, to continue for an extended period.
     In one other case, the identification of contaminants and remediation costs is in the preliminary stages. The identification of PRPs and allocation of responsibilities is also in early stages. We expect our share of the allocation to be small, although allocation has not yet begun. Ethyl anticipates being a minor participant in the ultimate clean-up.
     In de minimis PRP matters and in some minor PRP matters, Ethyl generally negotiates a consent decree to pay any apportioned settlement. This relieves Ethyl of any further liability as a PRP, except for remote contingencies.
     In all other PRP matters, Ethyl's records indicate that unresolved exposures are not material, individually or collectively, to our financial position or results of operations.
     Ethyl reviews the status of significant existing or potential environmental issues, including PRP matters. We accrue and expense our proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14 as clarified by American Institute of Certified Public Accountants (AICPA) Statement of Position 96-1. As appropriate, we adjust our accruals on the basis of additional information.
     At year-end 1998, total gross liabilities were $43 million as compared to $44 million in 1997. We expect to receive insurance reimbursements for a portion of the amounts. Ethyl has contingent liabilities for environmental remediation costs associated with past operations. As new technology proves to be viable, we expect accrued and contingent amounts may be reduced.
     We believe that remediation costs for current sites, which will occur over an extended period of time, will not have a material adverse impact on Ethyl's financial position. However, these costs could possibly have a material effect on results of operations or liquidity in any particular quarter or year.

Year 2000 Readiness Disclosure

The Year 2000 statement in this communication is being designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.

Ethyl's senior management and board of directors place a high priority on and have approved the necessary funding to complete the Year 2000 compliance effort. Ethyl's Year 2000 project manager coordinates this initiative and provides senior management with regular status updates.
     We enhanced our Year 2000 readiness when we converted all mainframe systems to modern client server systems over the last several years. This includes implementation of SAP R/3, PeopleSoft, and other commercial and desktop software, all of which are represented to be Year 2000 compliant. Ethyl has reviewed our manufacturing and R&D systems, testing equipment, desktop computers and technical infrastructure. We have plans in place to have both software and hardware fully compliant by the end of the second quarter of 1999. In addition, Ethyl contracted with an independent third party to provide assistance with the review of manufacturing systems and embedded controllers. We will initiate a follow-up review in the first half of 1999.
     Ethyl expects our facilities, equipment and information systems will be fully functional and will operate accurately and without interruption both before and after January 1, 2000. We also expect that our products and services will be available continuously. We have performed extensive testing and used scheduled plant shutdowns to implement and test Year 2000 upgrades and replacements. We will continue testing in 1999.
     Our Year 2000 efforts include reviewing the readiness efforts of our mission critical suppliers as well as those of our key customers. This review is an ongoing process. When requested, we meet with customers regarding our readiness.
     Ethyl's costs associated with Year 2000 compliance are low, $400 thousand in 1998, because we completed the majority of our compliance effort through systems implementation over the last several years. We estimate remaining costs in 1999 to be around $2 million and will be covered by cash from operations. Of the remaining estimated costs, all but $400 thousand will be capitalized, representing less than 5% of our information technology operating budget.
     As part of our assessment, we rated the impact of a Year 2000 problem for each mission critical system in terms of probable risk to the business and successful resolution of the issue. Due to the extensive work that has been completed and the plans in place for full compliance, Ethyl believes sufficient time and resources are committed to resolve any remaining Year 2000 issues. We anticipate that internal risks are low and the overall risk of business interruption is minimal.
     Our Year 2000 program also includes a review of external risk factors as well as the determination of actions necessary to minimize any potential impacts. We will develop a contingency plan by the end of the second quarter 1999 to address non-compliance of a critical system or business partner. This plan will also address worst case scenarios and could result in special staff training, stockpiling critical raw materials and inventory, and scheduling production runs to minimize losses in the event of power outages.
     Ethyl engaged a separate independent third party to perform a status review of our company-wide Year 2000 program. The results have been used to enhance and focus our effort. We plan to conduct a follow-up review during the first half of 1999. Our emphasis on Year 2000 readiness has not seriously delayed any of Ethyl's mission critical programs.

The European Monetary Union

Ethyl is prepared for the operational and business requirements related to the implementation of the Euro in the European Monetary Union. We contacted our European customers to assure them of Ethyl's ability to conduct business using Euro currency pricing and billing. We notified our primary suppliers in the Eurozone that beginning January 1, 1999, Ethyl prefers to conduct business in the Euro.
     Ethyl's financial system is Euro compliant. We completed extensive testing in 1998 to ensure that the system meets transaction and reporting requirements for the Euro. Test results and operational performance have been satisfactory. We do not expect any material impact on revenues, costs or income related to price transparency due to the Euro conversion.


Market Risk

Ethyl is exposed to various market risk factors such as fluctuations in interest and foreign currency rates, as well as changes in marketable security prices and the cost of raw materials.

These risk factors can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities, and when necessary, use derivative financial instruments such as foreign currency forward contracts. These derivative instruments are with major financial institutions and are not for speculative or trading purposes.
     The following analysis presents the effect on Ethyl's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 1998. Only the potential impacts of our hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact Ethyl's business.

Interest Rate Risk
At year-end 1998, Ethyl carried $559 million of outstanding debt on its books, with $505 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased by 10%, the impact on earnings and cash flow would be an increase to interest expense of $3 million. Conversely, if interest rates hypothetically decreased by 10%, with all other variables held constant, the change in rate would not materially impact the fair market value of the outstanding debt.
     Ethyl closely monitors short and long-term interest rates. We manage our interest rate risk exposure through the ratio of fixed rate to variable rate debt. In order to maintain an appropriate mix of fixed rate and variable rate debt, Ethyl may choose to enter into interest rate swap agreements or a public long-term fixed rate debt offering.

Foreign Currency Risk
Ethyl sells to customers in foreign markets through our foreign operations and through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, Japanese Yen, Canadian Dollar and British Pound Sterling.
     Until recently, Ethyl limited foreign currency risk by operational means, mostly by matching our cash flow exposures in major currencies. However, as we continue to consolidate manufacturing operations, our currency risk exposure increases. In 1998, Ethyl entered into forward contracts to minimize the risk of foreign currency denominated receivables. We record gains and losses associated with currency rate changes on the forward contracts in current income.
     At year-end 1998, Ethyl had a series of Japanese Yen forward sale contracts in the amount of $22 million to minimize currency exposure from anticipated future cash flows from foreign operations. These contracts all have maturity dates in 1999. Holding all other variables constant, a hypothetical 10% adverse change in the Yen rate would result in a decrease of over $2 million in the market value of the forward contracts.

Marketable Security Price Risk
Marketable securities at year-end 1998 were recorded at a fair value of $20 million, which included net unrealized gains of $4 million. The estimated loss in the fair value of the securities resulting from a hypothetical 10% decrease in price is $2 million. As the securities are classified as "available for sale", any impact on the fair market value would be reported as a component of Shareholders' Equity, and would not affect Ethyl's results of operations or cash flows, until the securities are sold.

Raw Material Price Risk
Ethyl is exposed to the risk of increasing raw material prices, which could impact profit margins. However, when raw material cost increases, we are generally able to increase selling prices accordingly. Therefore, we expect the impact of increasing raw material cost on our results of operations or cash flows to be immaterial.

LITIGATION

Ethyl and our subsidiaries are involved in legal proceedings. These legal proceedings are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These actions also include premises asbestos cases and product liability cases. While it is not possible to predict or determine the outcome of such pending proceedings, it is our opinion that Ethyl and our subsidiaries will not experience materially adverse effects on our results of operations or financial condition.

FINANCIAL POLICY

Ethyl Corporation's Financial Standards
Our goal is to present clearly Ethyl's financial information in order enhance your understanding of Ethyl's sources of earnings and our financial condition. We also present certain information to comply with the Form 10-K requirements of the Securities and Exchange Commission.

Management's Report on the Financial Statements
Ethyl Corporation's management prepared the financial statements and related notes appearing on pages 28 through 45 to conform to generally accepted accounting principles. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same holds true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in the annual report is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.
     Ethyl maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Written policies and procedures, careful selection and training of qualified personnel and an internal audit program support Ethyl's internal control system.
     The independent certified public accounting firm, PricewaterhouseCoopers LLP, audited these financial statements in accordance with generally accepted auditing standards. The audit included a review of Ethyl's internal accounting controls to the extent considered necessary to determine audit procedures.
     The audit committee of the board of directors, composed only of outside directors, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. On the recommendation of the audit committee, the board appoints the independent accountants, subject to shareholder approval.

Forward-Looking Comments
Some of the information presented in the introductory message and subsequent interviews, as well as in the review of operations, constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may focus on future objectives or expectations about future performance and may include statements about trends or anticipated events.
     Ethyl believes our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, Ethyl offers no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.
     These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, a significant rise in interest rates, or changes in the demand for Ethyl's products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets or the impact of consolidation of the petroleum additives industry. Additional factors that could cause actual results to vary from expectations include Year 2000 compliance testing outcomes, costs to remedy non-compliant systems, disruption of business caused by the failure of vendors, suppliers or customers to be Year 2000 compliant, non-compliant equipment or the loss of electrical power due to non-compliant energy providers.



                       CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars except per-phare amounts)    Ethyl Corporation & Subsidiaries
---------------------------------------------------------------------------------------

Years ended December 31                              1998          1997           1996
Net sales                                         $974,190    $1,063,615     $1,149,651
Cost of goods sold                                 725,018       761,660        804,623
                                                  --------    ----------     ----------
   Gross profit                                    249,172       301,955        345,028

TEL marketing agreements services                   14,944             -              -

Selling, general and administrative expenses        79,387        90,859        103,626
Research, development and testing expenses          67,363        71,172         71,723
Special items income, net                            4,885          --             --
                                                  --------    ----------     ----------
   Operating profit                                122,251       139,924        169,679

Interest and financing expenses                     40,409        25,668         24,268
Other income (expense), net                         24,519        (4,274)           361
                                                  --------    ----------     ----------

Income before income taxes                         106,361       109,982        145,772
Income taxes                                        35,782        32,452         52,800
                                                  --------    ----------     ----------
Net income                                        $ 70,579    $   77,530     $   92,972
                                                  ========    ==========     ==========

Basic and diluted earnings per share              $   0.85    $      .71     $      .78
                                                  ========    ==========     ==========

See accompanying notes to financial statements.




                             CONSOLIDATED STATEMENTS
                             OF COMPREHENSIVE INCOME

(in thousands of dollars )                                          Ethyl Corporation & Subsidiaries
----------------------------------------------------------------------------------------------------
Years ended December 31                             1998              1997                 1996
----------------------------------------------------------------------------------------------------
Net income                                            $70,579           $77,530              $92,972
Other comprehensive income (loss), net of tax:
   Unrealized gain on marketable securities   $ 2,484          $ 9,824               $     -
        Less:  Reclassification adjustment
            for gain included in net income    (9,487) (7,003)       -    9,824            -       -
                                                -----           ------                ------

   Foreign currency translation adjustments    $2,361          (10,261)               (3,978)
        Less:  Reclassification adjustment for
            loss included in net income             -   2,361    4,030   (6,231)           -  (3,978)
                                                -----           ------                ------

   Minimum pension liability                           (2,667)                -                    -
                                                       ------            ------               ------
Other comprehensive income (loss)                      (7,309)            3,593               (3,978)
                                                       ------            ------               ------
Comprehensive income                                  $63,270           $81,123              $88,994
                                                      =======           =======              =======
See accompanying notes to financial statements.




                          CONSOLIDATED BALANCE SHEETS

(in thousands of dollars except share amounts)                            Ethyl Corporation & Subsidiaries
-----------------------------------------------------------------------------------------------------------
December 31                                                                 1998                      1997
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $    8,403               $   18,162
   Accounts receivable, less allowance for doubtful
      accounts ($1,386 in 1998; $2,349 in 1997)                           152,937                  165,259
   Receivable - TEL marketing agreements services                          16,954
   Inventories:
      Finished goods and work-in-process                                  161,480                  166,089
      Raw materials                                                        21,328                   20,001
      Stores, supplies and other                                            8,968                    7,746
                                                                       ----------               ----------
                                                                          191,776                  193,836
   Deferred income taxes and prepaid expenses                              21,358                   21,857
                                                                       ----------               ----------
      Total current assets                                                391,428                  399,114
                                                                       ----------               ----------

Property, plant and equipment, at cost                                    776,452                  766,413
   Less accumulated depreciation and amortization                         400,426                  357,316
                                                                       ----------               ----------
      Net property, plant and equipment                                   376,026                  409,097
                                                                       ----------               ----------

Other assets and deferred charges                                         182,785                  179,918
Goodwill and other intangibles, net of amortization                       115,305                   79,148
                                                                       ----------               ----------
Total assets                                                           $1,065,544               $1,067,277
                                                                       ==========               ==========

Liabilities & shareholders' equity
Current liabilities:
    Accounts payable                                                   $   82,369               $   66,573
    Accrued expenses                                                       48,496                   50,743
    Dividends payable                                                       5,217                    5,217
    Long-term debt, current portion                                        26,965                   46,707
    Income taxes payable                                                   14,519                   11,188
                                                                       ----------               ----------
        Total current liabilities                                         177,566                  180,428
                                                                       ----------               ----------

Long-term debt                                                            531,859                  594,429
Other noncurrent liabilities                                               98,321                   86,308
Deferred income taxes                                                      70,796                   61,514

Shareholders' equity
      Common stock ($1 par value)
             Issued - 83,465,460 in 1998 and 1997                          83,465                   83,465
      Accumulated other comprehensive (loss) income                        (5,604)                   1,705
      Retained earnings                                                   109,141                   59,428
                                                                       ----------               ----------
                                                                          187,002                  144,598
                                                                       ----------               ----------
Total liabilities and shareholders' equity                             $1,065,544               $1,067,277
                                                                       ==========               ==========
See accompanying notes to financial statements.



                                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands of dollars except share data)                                                        Ethyl Corporation & Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31                          1998                             1997                             1996
------------------------------------------------------------------------------------------------------------------------------------
                                        Shares            Amounts        Shares            Amounts        Shares           Amounts
------------------------------------------------------------------------------------------------------------------------------------
Common stock
(authorized 400,000,000 shares)
      Beginning balance                 83,465,460     $    83,465       118,443,835   $     118,444      118,443,835  $     118,444
      Issuance of restricted stock               -               -            21,620              21                -              -
      Purchased and retired                      -               -       (34,999,995)        (35,000)               -              -
                                    ---------------    ------------  ----------------  -------------- ---------------- -------------
      Ending balance                    83,465,460          83,465        83,465,460          83,465      118,443,835        118,444
                                    ===============    ------------  ================  -------------- ================ -------------

Additional paid-in capital
      Beginning balance                                          -                             2,799                          2,799
      Issuance of restricted stock                               -                               178                              -
      Retirement of purchased common stock                       -                            (2,977)                             -
                                                       ------------                    --------------                 -------------
      Ending balance                                             -                                 -                          2,799
                                                       ------------                    --------------                 -------------

Accumulated other comprehensive (loss) income
      Beginning balance                                      1,705                            (1,888)                         2,090
      Foreign currency translation adjustments               2,361                           (10,261)                        (3,978)
      Realized foreign currency loss on
         sale of subsidiary                                      -                             4,030                              -
      Unrealized gain on marketable equity securities        2,484                             9,824                              -
      Realized gain on marketable equity securities         (9,487)                                -                              -
      Minimum pension liability                             (2,667)                                -
                                                       ------------                    --------------                 -------------
      Ending balance                                        (5,604)                            1,705                         (1,888)
                                                       ------------                    --------------                 -------------

Retained earnings
      Beginning balance                                     59,428                           320,545                        286,795
      Net income                                            70,579                            77,530                         92,972
      Cash dividends declared ($.25 per share
         in 1998, $.4375 in 1997 and $.50 in 1996)         (20,866)                          (49,633)                       (59,222)
      Stock repurchase                                           -                          (289,014)                             -
                                                       ------------                    --------------                 -------------
      Ending balance                                       109,141                            59,428                        320,545
                                                       ------------                    --------------                 -------------

Total shareholders' equity                             $   187,002                     $     144,598                  $     439,900
                                                       ============                    ==============                 =============


See accompanying notes to financial statements.




                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)                                                                      Ethyl Corporation & Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31                                                               1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                        $ 18,162          $ 20,148      $   $ 29,972
                                                                                  ------------     -------------     -------------
Cash flows from operating activities:
     Net income                                                                         70,579            77,530            92,972
     Adjustments to reconcile income to cash flows from operating activities:
           Depreciation and amortization                                                63,310            61,752            61,919
           Prepaid pension cost                                                         (8,051)           (8,578)           (7,933)
           Net (gain) loss on sales and impairments of assets                          (15,682)            5,724                 -
           Deferred income taxes                                                        17,202            (2,572)            7,860
           Provision for enhanced retirement offer                                       3,986                 -                 -
           Change in assets and liabilities, net of effects of acquisition:
                (Increase) decrease in accounts receivable                              (6,416)           20,362            18,710
                Increase in receivable - TEL marketing agreements services             (16,954)                -                 -
                Decrease (increase) decrease in inventories                              6,501             3,227            (1,241)
                (Increase) decrease in prepaid expenses                                 (2,243)           (1,392)            5,239
                Increase (decrease) in accounts payable and accrued expenses            11,877            (6,637)              (78)
                Increase (decrease) in income taxes payable                              3,197            (8,912)            2,741
           Other, net                                                                    2,404            (7,909)            5,049
                                                                                  ------------     -------------     -------------
                    Cash provided from operating activities                            129,710           132,595           185,238
                                                                                  ------------     -------------     -------------

  Cash flows from investing activities:
       Capital expenditures                                                            (22,738)          (43,496)          (29,403)
       Proceeds from sale of subsidiary                                                      -            10,048                 -
       Proceeds from sale of certain assets                                             29,852             5,596                 -
       Acquisition of business (net of $1,245 cash acquired)                                 -                 -          (133,032)
       Rabbi trust funding                                                              (1,434)          (15,192)                -
       Other, net                                                                         (333)              158            (2,405)
                                                                                  ------------     -------------     -------------
                      Cash provided from (used in) investing activities                  5,347           (42,886)         (164,840)
                                                                                  ------------     -------------     -------------

  Cash flows from financing activities:
      Repayments of long-term debt                                                    (123,750)         (256,750)                -
      Additional long-term debt                                                              -           553,000            29,000
      Cash dividends paid                                                              (20,866)          (59,222)          (59,222)
      Repurchases of common stock                                                            -          (326,991)                -
      Other, net                                                                          (200)           (1,732)                -
                                                                                  ------------     -------------     -------------

                      Cash used in financing activities                               (144,816)          (91,695)          (30,222)
                                                                                  ------------     -------------     -------------

  (Decrease) increase in cash and cash equivalents                                      (9,759)           (1,986)           (9,824)
                                                                                  ------------     -------------     -------------

  Cash and cash equivalents at end of year                                             $ 8,403          $ 18,162      $   $ 20,148
                                                                                  ============     =============     =============


See accompanying notes to financial statements


1. Summary of Significant Accounting Policies

     Consolidation - The Consolidated Financial Statements include the accounts and operations of Ethyl Corporation and all of its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation.

     Basis of Presentation - The Company's reporting of the TEL marketing agreements with The Associated Octel Company Limited (Octel) from its effective date of October 1, 1998 is discussed in Note 2. The Company accounts for its proceeds from the agreements in accordance with the terms of the contract.
     The Company repurchased 34,999,995 shares of the Company's outstanding common stock on October 2, 1997 in accordance with the stock buy-back offer. The related cost of approximately $328.9 million was funded with long-term debt.
     Also, on December 31, 1997, the Company sold Ethyl Additives, BVBA, which owned the Gent, Belgium, lubricant additives manufacturing and blending facility.
     The Company acquired the worldwide lubricant additives business of Texaco Inc. (Texaco) on February 29, 1996. The Consolidated Financial Statements and related Notes to Financial Statements include the results of operations of the Texaco additives business since March 1, 1996.

     Foreign Currency Translation - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments (net of a deferred income tax benefit of $1,519,000 in 1998 and $3,601,000 in 1997 and an income tax liability of $56,000 in 1996) are reflected as foreign currency translation adjustments in Accumulated Other Comprehensive (Loss) Income and accordingly have no effect on net income. Transaction adjustments are included in net income.

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

     Property, Plant & Equipment - Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest capitalized on significant capital projects during their construction periods. Expenditures for renewals and betterments are also capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses therein are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.
     Capital leases are recorded at the lower of the fair value at the inception of the lease or the present value of the minimum lease payments at the beginning of the lease term. Amortization is computed by the straight-line method based on the estimated economic life of the asset.

     Impairment of Long-Lived Assets - The Company re-evaluates long-lived assets based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs and writes down net recorded costs of the long-lived assets to fair value (based on discounted cash flows or market values) when recorded costs, prior to impairment, are higher.

     Environmental Compliance & Remediation - Environmental compliance costs include the costs of purchasing and/or constructing assets to prevent, limit and control pollution or to monitor the environmental status at various locations. These costs are capitalized and depreciated based on estimated useful lives.
     Environmental compliance costs also include maintenance, operating and administrative costs with respect to facilities for pollution prevention and control. Such operating costs are expensed as incurred.
     Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred. Remediation costs and post-remediation costs including post-remediation monitoring costs at facilities or off-plant disposal sites that relate to an existing condition caused primarily by past operations are accrued as liabilities and expensed when costs can be reasonably estimated.

     Goodwill & Other Intangibles - Goodwill acquired prior to November 1, 1970 ($1,652,000) is not being amortized. Goodwill acquired subsequently ($4,664,000 and $4,991,000 at December 31, 1998 and 1997, respectively, net of accumulated amortization) is being amortized on a straight-line basis, over a period of ten years. Other intangibles ($108,989,000 and $72,505,000 at December 31, 1998 and 1997, respectively, net of accumulated amortization) are being amortized on a straight-line basis primarily over periods from four to twenty years, except for the addition of a minimum pension liability adjustment intangible of $4,120,000 which is not amortized. Other intangibles also increased by $43,276,000 in 1998 and $13,784,000 in 1997 due to the realization of the contingent portion of the purchase price of Texaco's worldwide lubricant additives business. The amount was determined using an agreed-upon formula based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. Amortization of goodwill and other intangibles amounted to $11,784,000 for 1998, $9,416,000 for 1997 and $8,676,000 for 1996. Accumulated amortization of goodwill and other intangibles was $47,636,000 and $35,852,000 at the end of 1998 and 1997,
respectively.

     Pension Plans & Other Post-Employment Benefits - Annual costs of pension plans are actuarially determined based on Financial Accounting Standards Board
(FASB) Statement No. 87, "Employers' Accounting for Pensions". The policy of the Company is to fund its U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. Annual costs of other post-retirement plans are accounted for based on FASB Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions". The policy of the Company is to fund its post-retirement health benefits for retirees on a pay-as-you-go basis. Annual costs of other post-employment plans for employees who leave the Company for reasons other than retirement are immaterial and are accounted for based on FASB Statement No. 112, "Employers' Accounting for Post-Employment Benefits". The Company's policy is to fund such benefits on a pay-as-you-go basis. FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits" was issued in 1998 as an amendment to FASB Statements No. 87, 88 and 106. The Company has conformed its pension and other post-retirement disclosures to comply with FASB Statement No. 132.

     Profit-Sharing & Employee Savings Plan - The Company's employees participate in defined contribution profit-sharing and employee savings plans, which are generally available to all full-time and hourly employees. Certain other employees, who are covered by collective bargaining agreements, may participate pursuant to the terms of such bargaining agreements. The plans are funded with contributions from participants and the Company. The Company has recorded expenses of $3,072,000, $3,032,000 and $2,952,000 in 1998, 1997 and
1996, respectively, related to these plans.

     Research, Development & Testing Expenses - Company-sponsored research, development and testing expenses related to present and future products are expensed as incurred. Research and development expenses determined in accordance with FASB Statement No. 2, "Accounting for Research and Development Costs", were $40.3 million, $42.2 million and $47.4 million in 1998, 1997 and 1996, respectively.

     Income Taxes - Income taxes are determined based on FASB Statement No. 109, "Accounting for Income Taxes". Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on differences between financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Derivative Instruments & Hedging of Foreign Currency Exposures - Derivative financial instruments are utilized by the Company to manage foreign exchange risk. The Company does not enter into derivative financial instruments for trading or speculative purposes.
     Until recently, the Company limited foreign currency risk by operational means, mostly by matching cash flow exposures in major currencies. As the Company continues to consolidate manufacturing operations, our ability to minimize currency exposure through operational means is reduced. In 1998, the Company entered into forward contracts to hedge foreign currency receivables. Gains and losses associated with currency rate changes on forward contract hedges are recorded in current income.

     Earnings Per Share - Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, if different, reflects the potential dilution that could occur if stock options or other contracts result in the issue or exercise of additional shares of common stock that share in the earnings.
     Since the Company has only common shares, the only potential for dilution are the options issued under the Company's stock-based compensation plan. Options are assumed to be converted to common shares when the average market price of the stock is higher than the option exercise price. The number of shares used to compute basic and diluted earnings per share is 83,465,460 in 1998, 109,793,327 and 109,800,596 in 1997 and 118,443,835 and 118,448,407 in
1996, respectively.

     Stock-Based Compensation - The Company accounts for its stock-based compensation plans pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".
     FASB Statement No. 123, "Accounting for Stock-Based Compensation", allows companies to account for stock-based compensation plans using a fair value based method or to continue measuring compensation expense using the intrinsic value method prescribed in APB Opinion No. 25. Since the Company continues to use the intrinsic value method, pro forma net income and earnings per share are disclosed as if the fair value based method of accounting had been applied. See
Note 12.

     Comprehensive Income - The Company reports comprehensive income in accordance with FASB Statement No. 130, "Reporting Comprehensive Income". Accordingly, the Consolidated Statements of Comprehensive Income are included on page 28, while Accumulated Other Comprehensive (Loss) Income is included in the Shareholders' Equity section of the balance sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments, unrealized gains and losses on marketable securities and the excess of the minimum pension liability over the unrecognized prior service cost of a foreign pension plan.

     Segment Reporting - In 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". FASB Statement No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making decisions and assessing performance as the source of the Company's segments. FASB Statement No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FASB Statement No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. However, prior years' segment information has been restated to conform to the new requirements. The Company's reportable segments, petroleum additives and tetraethyl lead (TEL), are strategic business units that are managed separately.
     The segment tables and table notes disclosed on pages 15 through 23 are an integral part of the annual report and are included in the review of operations. The discussion of segment information on these pages is unaudited.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. TEL Marketing Agreements Services

     On October 1, 1998, the Company entered into agreements with Octel to market and sell tetraethyl lead (TEL). The area covered by the agreements (the Territory) includes all world areas except for North America and the European economic area. The Company continues to provide bulk distribution services, marketing and other services related to sales made within the Territory. The amounts for these services were not material in 1998. Octel continues to produce TEL marketed under this arrangement and also provides marketing and other services. The proceeds earned by the Company under this arrangement, net of cost reimbursements, are reflected in the Consolidated Statements of Income in the caption, "TEL Marketing Agreements Services".
     All sales under the agreements are made in the name of or on behalf of Octel. The proceeds generated from the sale of TEL in the Territory are included in determining the proceeds for services from the agreements. The net proceeds are paid to the Company and Octel as compensation for services and are based on an agreed-upon formula with the Company receiving approximately one-third of the total compensation for services provided.
     As part of the arrangements, most of the Company's remaining inventory of TEL will be sold to Octel over an agreed-upon period at a wholesale price. Accordingly, these sales to Octel and distribution services are reflected in the 1998 Consolidated Statements of Income in net sales and cost of sales. Octel will use the inventory for sales in the Territory.

     Summary financial information related to the TEL alliance for the period October 1 through December 31, 1998 is as follows.

                                                     (in thousands)
                                                           1998

Territory sales                                           $92,070
Contractual cost of sales                                  40,720
                                                           ------
                                                           51,350
Selling, general & administrative expenses                  6,605
                                                           ------
    Net proceeds for services                             $44,745
                                                           ======

     At December 31, 1998, assets under this alliance consisted of a receivable of $54,228 due from Octel. Liabilities consisted of $37,274 due to Octel and $16,954 due to Ethyl. Included in these liabilities are undistributed proceeds of $30,427 for Octel and $14,318 for Ethyl.


3. Pro Forma Information (Unaudited)

     On October 2, 1997, the Company completed the repurchase of 34,999,995 shares of its common stock at $9.25 per share, with the purchase price and related costs totalling about $328,922,000. The purchase was financed under the Company's new $900,000,000 Competitive Advance, Revolving Credit Facility and Term Loan Agreement, which increased the committed funds available for borrowing. Subsequently, on November 14, 1997, the Company elected to reduce the committed funds under that agreement to $750,000,000 and, accordingly, entered into an Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement.
     On February 29, 1996, the Company completed the acquisition of the worldwide lubricant additives business of Texaco including manufacturing and blending facilities (with an allocated value of $27.1 million), identifiable intangibles (with an initially allocated value of $72.1 million) and working capital. The acquisition was accounted for under the purchase method and included a cash payment of $134.3 million financed primarily under the Company's revolving credit agreement. Also included in the acquisition was an estimated $6.4 million for decommissioning and related costs for those acquired facilities that were shut down, deferred taxes, and certain assumed liabilities, as well as a contingent note. The contingent note was based on volumes of certain acquired product lines shipped during calendar years 1996 through 1998. The Company repaid $20 million on the note in December 1998. See Note 10 for additional information on the note. Texaco retained substantially all noncurrent liabilities.
     As the Company's financial statements only include the effects of the purchase of the 34,999,995 shares and the related borrowing since October 2, 1997, and the 1996 financial statements only include the ten months of operations of the acquired lubricant additives business after February 29, 1996, the following selected unaudited pro forma information is provided to present a summary of the results of operations of the Company as if the purchase of shares and the acquisition of the Texaco worldwide lubricant additives business had each occurred as of January 1, 1996. The pro forma information for 1997 and 1996 gives effect to adjustments for the reduction in outstanding shares and interest expense on additional debt that would have been incurred to finance the purchase of the shares, and the related income tax impact. The pro forma information for the year 1996 also includes the combined operations of the Company and the worldwide lubricant additives business acquired from Texaco after giving effect to adjustments for interest expense that would have been incurred to finance the acquisition and other purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of the Company had the purchase of shares occurred on January 1, 1996, and had the acquired business been part of the Company for the full year of 1996.

(in thousands except per-share amounts, unaudited)

                                                        Pro Forma
                                                       Adjustments
                                          Pro Forma   for Purchase
                                         Adjustments  of Lubricant
Years ended          Historical           for Share     Additives
December 31             Ethyl             Repurchase     Business   Pro Forma
-----------------------------------------------------------------------------
1997
-----------------------------------------------------------------------------
Net sales            $1,063,615                   -             -  $1,063,615
Net income           $   77,530            $ (9,975)            -  $   67,555
Basic and diluted
  earnings per share $      .71                                    $      .81
Shares used to
  compute basic
  earnings per share    109,793             (26,344)            -      83,449

-----------------------------------------------------------------------------
1996
-----------------------------------------------------------------------------
Net sales            $1,149,651                   -       $49,175  $1,198,826
Net income           $   92,972            $(13,480)      $ 1,532  $   81,024
Basic and diluted
  earnings per share $      .78                                    $      .97
Shares used to
  compute basic
  earnings per share    118,444             (35,000)            -      83,444

4. Supplemental Cash Flow Information

     Supplemental information for the Consolidated Statements of Cash Flows is as follows:

                                                      (in thousands)
Years ended December 31                        1998        1997        1996
-----------------------------------------------------------------------------
Cash paid during the year for:
Income taxes                                 $15,487     $48,875      $37,409
Interest and financing expenses(net of
    capitalization)                           38,733      22,477       24,644
Supplemental investing and financing
    non-cash transactions:
      Leased asset addition and related
        obligation                             4,676           -            -
      Increase in intangibles related
        to a portion of the note payable
        to Texaco (including deferred
        interest cost of $5,347 in 1998
        and $1,284 in 1997)                   43,276      13,784            -
      Recognition of contingent note
        payable to Texaco                     37,929      12,500            -
      Liabilities assumed in connection
        with the acquisition of the Texaco
        lubricant additives business
        (primarily deferred taxes and
        working capital liabilities)               -           -       63,610

Also see Note 3 with respect to acquired operations.


5. Cash & Cash Equivalents

     Cash and cash equivalents consist of the following:

                                        (in thousands)
December 31                           1998          1997

Cash and time deposits               $7,687       $16,832
Short-term securities                   716         1,330
                                      -----        ------
   Total                             $8,403       $18,162
                                      =====        ======

     Short-term securities (generally commercial paper maturing in less than 90 days) are stated at cost plus accrued income, which approximates market value.

6. Inventories

     Domestic and European inventories stated on the LIFO basis amounted to $153,886,000 and $156,056,000 at December 31, 1998 and 1997, respectively, which are below replacement cost by approximately $15,806,000 and $21,976,000, respectively.

7. Deferred Income Taxes & Prepaid Expenses

     Deferred income taxes and prepaid expenses consist of the following:

                                        (in thousands)
December 31                           1998          1997

Deferred income taxes - current     $14,964       $17,740
Prepaid expenses                      6,394         4,117
                                     ------        ------
   Total                            $21,358       $21,857
                                     ======        ======

8. Property, Plant & Equipment

     Property, plant and equipment, at cost, consist of the following:

                                        (in thousands)
December 31                           1998          1997

Land                               $ 44,707      $ 49,050
Land improvements                    31,225        30,885
Buildings                            97,463        99,739
Machinery and equipment             571,472       546,162
Capitalized interest                 20,544        20,958
Construction in progress             11,041        19,619
                                    -------       -------
   Total                           $776,452      $766,413
                                    =======       =======

     The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives:

     Land improvements                    5 - 30 years
     Buildings                           10 - 40 years
     Machinery and equipment              3 - 25 years

     Interest capitalized in 1998, 1997 and 1996 was $218,000, $924,000 and $634,000, respectively, while amortization of capitalized interest (which is included in depreciation expense) was $1,824,000, $1,867,000 and $1,864,000, respectively.

9. Accrued Expenses

     Accrued expenses consist of the following:

                                        (in thousands)
December 31                           1998          1997

Employee benefits, payroll and
  related taxes                     $12,831       $13,183
Other                                35,665        37,560
                                     ------        ------
  Total                             $48,496       $50,743
                                     ======        ======

10. Long-Term Debt

     A summary of long-term debt maturities at December 31, 1998, is listed below:

                                 (in thousands)
                                  Variable-Rate
                       ---------------------------------
          Texaco                                 Medium-
            Note         Term        Bank         Term
          Payable        Loan        Loans        Notes        Total

1999                   $ 20,000                  $ 6,750     $ 26,750
2000                     60,000                    6,750       66,750
2001                     80,000                    6,750       86,750
2002      $29,308       100,000    $245,000                   374,308
2003                                                                -
           ------       -------     -------       ------      -------
          $29,308      $260,000    $245,000      $20,250      554,558
           ======       =======     =======       ======
Obligations under capital lease                                 4,476
Less unamortized discount                                        (210)
                                                              -------
Total long-term debt at December 31,1998                      558,824
Less amount maturing during 1999
   (net of unamortized discount)                              (26,965)
                                                              -------
Amount maturing after 1999                                   $531,859
                                                              =======

     The Company has an unsecured Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement with a group of banks that permit it to borrow up to $750 million. The agreement is composed of a competitive advance and revolving credit facility under which the Company can borrow up to $450 million and a term loan pursuant to which the Company was able to initially borrow up to $300 million. A facility fee of 0.175% is assessed on the entire amount of the revolving credit facility. The credit facility permits borrowing at various interest rate options. The facility contains a number of covenants, representations and events of default typical of a credit facility agreement of this size and nature, including financial covenants relating to consolidated debt (as defined) including: (i) maximum consolidated leverage or indebtedness to earnings of 3.5 to 1.0, (ii) minimum consolidated earnings to fixed charges coverage of 1.25 to 1.0 and (iii) minimum consolidated net worth (defined as a percentage of shareholders' equity after the effects of the repurchase of about 35 million shares on October 2, 1997, plus 50% of net income). The Company was in compliance with such covenants at December 31, 1998. Amounts outstanding under the revolving credit facility at August 28, 2002 mature on that date. The term loan is being repaid in installments with the final payment due on August 28, 2002. The average interest rate on variable-rate bank loans during 1998 and 1997 was 6.2% and 6.1%, respectively.
     At the beginning of 1998, the Company had uncommitted agreements with NationsBank, N.A. and Bank of America NT & SA that provided for immediate borrowings at its money-market rate. Both agreements have since been terminated. The average interest rate on borrowings during 1998 and 1997 under the agreements were 6.3% and 5.8%, respectively.
     On December 23, 1998 the Company repaid the $9 million variable-rate LIBOR-based loan with NationsBank, N.A. that was due February 27, 1999. The average interest rate was 6.0% during 1998 and 6.1% during 1997.
     The Company's $20.25 million variable-rate (ranging from 8.75% to 8.86%) medium-term notes were issued in a series of $6.75 million each, which are due annually in serial order at 100% of their principal amount, December 15, 1999 through December 15, 2001.
     In mid-February 1999, the Company's $29.3 million 5.99% note payable to Texaco was assigned by Texaco to a syndicate of investors at face value. In connection with this assignment, the note was amended to reflect this change as well as the change in maturity date to December 15, 1999. The Company has the ability and intent to refinance this obligation on a long-term basis at maturity. This note payable is classified as long-term debt. At December 31, 1997, the Company had a term loan of $300 million, bank loans of $302 million, medium-term notes of $27 million and an accrued note payable to Texaco of $12.5 million.
     A capital lease obligation was recorded at the fair market value of the asset at the inception of the lease. The amount of this obligation was $4.5 million at December 31, 1998. The future minimum lease payments in excess of the liability are included in the non-cancelable future lease payments discussed in
Note 14.


11. Other Noncurrent Liabilities

     Other noncurrent liabilities consist of the following:

                                        (in thousands)
December 31                           1998          1997

Provision for environmental
  remediation and future shutdown
  costs                             $54,361       $52,228
Employee benefits                    43,960        34,080
                                    -------       -------
  Total                             $98,321       $86,308
                                    =======       =======

12. Capital Stock & Stock Options

     Stock Repurchase - On October 2, 1997, the Company acquired approximately 35 million shares of the Company's common stock in accordance with the stock buy-back offer further discussed in Note 3 on pages 35.

     Stock Option Plan - The Company has an incentive stock option plan whereby incentive stock options and nonqualifying stock options may be granted to officers and other key employees to purchase a specified number of shares of common stock at an exercise price not less than the fair market value on the date of grant and for a term not to exceed 10 years. Certain options become exercisable upon the attainment of specified earnings objectives or market price appreciation of the Company's common stock. The remaining options become exercisable one year after the grant date. In addition to the stock options, the recipient may also be granted a stock appreciation right (SAR). To date, SARs generally have been granted for the same number of shares subject to related options. The Company's incentive stock option plan limits the number of shares issuable under the option plan to 11,900,000, with an annual limit of 200,000 shares per individual. At December 31, 1998 and 1997, 6,536,087 and 6,254,721 shares, respectively, were available for grant.
     A summary of the status of the Company's stock option plan as of December 31, 1996, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                                                  Weighted-
                                                                   Average
                                                                  Exercise
                                                   Shares           Price

Outstanding at January 1, 1996                    3,273,840        $12.40
Granted                                             280,000          8.88
Lapsed                                              (88,911)        12.73
                                                  ---------         -----
Outstanding at December 31, 1996                  3,464,929         12.11
Granted                                             200,000          9.25
Lapsed                                             (489,796)        12.45
                                                  ---------         -----
Outstanding at December 31, 1997                  3,175,133         11.88
Lapsed                                             (281,366)        12.13
                                                  ---------         -----
Outstanding at December 31, 1998                  2,893,767         11.85
                                                  =========         =====

Exercisable at:

December 31, 1996            895,329
December 31, 1997            749,533
December 31, 1998            644,167

     There were no options granted in 1998. The fair value, as of the grant date, of each option granted in 1997 and 1996 was estimated using a Black-Scholes type option pricing model, as prescribed by FASB Statement No.
123. The following assumptions were used for valuing the options granted:

                                            1998     1997     1996

Dividend yield                                 -     2.8%     4.6%
Expected volatility                            -    17.5%    19.4%
Risk-free interest rate                        -     5.7%     6.3%
Expected life                                  -  7 years  7 years

     Based on these assumptions, the stock options granted in 1997 and 1996 have an estimated average value, as of the grant date, of $2.10 and $1.63 per share, respectively.
     Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the fair value method prescribed by FASB Statement No. 123, the Company's 1998, 1997 and 1996 net income would have been reduced on a pro forma basis to $70,404,000, $77,355,000 and $92,881,000 respectively. Pro forma basic and diluted earnings per share would have been $.84, $.70 and $.78 in 1998, 1997 and 1996 respectively.
     The Company continues to apply APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the stock option plan for the years presented.

     The following tables summarize information about the stock options outstanding or exercisable at December 31, 1998:

                              Options Outstanding
        Range of                  Number             Weighted Average
        Exercise                Outstanding       Remaining     Exercise
         Prices                 At 12/31/98   Contractual Life    Price

    $8.88                         280,000         7.9 years       $8.88
     9.25 - 9.86                  231,774         7.8              9.33
    11.54 - 11.71                 140,313         2.6             11.56
    12.50 - 12.83               2,241,680         5.2             12.50
    -------------               ---------         ---             -----
     8.88 - 12.83               2,893,767         5.5             11.85
    =============               =========         ===             =====

                              Options Exercisable
        Range of                       Number
        Exercise                     Exercisable         Weighted-Average
         Prices                      At 12/31/98          Exercise Price

     $8.88                                    -                  $8.88
      9.25 - 9.86                        31,774                   9.86
     11.54 - 11.71                      140,313                  11.56
     12.50 - 12.83                      472,080                  12.52
     -------------                      -------                  -----
      8.88 - 12.83                      644,167                  12.18
     =============                      =======                  =====


13. Gains and Losses On Foreign Currency

     Foreign currency transaction adjustments resulted in a gain of $4,210,000 in 1998, and losses of $5,551,000 in 1997 and $3,158,000 in 1996 and are included in income.

14. Contractual Commitments & Contingencies

     The Company has a number of operating lease agreements primarily for office space, transportation equipment and storage facilities.
     Rental expense was $18,779,000 for 1998, $16,440,000 for 1997 and
$17,126,000 for 1996. Future lease payments for the next five years for all non-cancelable leases as of December 31, 1998 are $14,929,000 for 1999, $9,483,000 for 2000, $4,776,000 for 2001, $3,477,000 for 2002 and $2,299,000 for
2003. Amounts payable after 2003 are $4,832,000.
     Contractual obligations for plant construction and purchases of real property and equipment amounted to approximately $1,500,000 at December 31, 1998.
     The Company and Albemarle Corporation (Albemarle) entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Albemarle agreed to coordinate certain facilities and services of adjacent operating sites at plants in Orangeburg, South Carolina; Houston, Texas and Feluy, Belgium. On March 1, 1996, certain of the agreements were transferred to Amoco Chemical Company as part of Albemarle's sale of a portion of its business. In addition, the Company and Albemarle entered into agreements providing for the blending by Albemarle of the Company's additive products and the production of antioxidants and manganese-based compounds at the Orangeburg plant. Ethyl was billed approximately $31 million in 1998, $29 million in 1997 and $34 million in 1996 in connection with these agreements. Also, the Company and Albemarle entered into a tax sharing agreement and an indemnification agreement, which together allocate taxes and various indemnifications, respectively, for periods prior to February 28, 1994.
     The Company is subject to routine litigation incidental to its business. The Company is not a party to any pending litigation proceedings that are expected to have a material adverse effect on the Company's results of operations or financial condition.
     At December 31, 1998 and 1997, the Company had accruals of $42,700,000 and $44,300,000, respectively, for environmental liabilities. In developing its estimates of environmental remediation and monitoring costs, the Company considers, among other things, risk-based assessments of the contamination, currently available technological solutions, alternative clean-up methods and prior Company experience in remediation of contaminated sites, all of which are based on presently enacted laws and regulations. Amounts accrued do not take into consideration claims for recoveries from insurance. Although studies have not been completed for certain sites, some amounts generally are estimated to be expended over extended periods. When specific amounts within a range cannot be determined, the Company has accrued the minimum amount in that range.
     Environmental exposures are difficult to assess and estimate for numerous reasons including the complexity and differing interpretations of regulations, lack of reliable data, multiplicity of possible solutions and length of time. As the scope of the Company's environmental contingencies becomes more clearly defined, it is possible that expenditures in excess of those amounts already accrued may be necessary. However, management believes that these overall costs are expected to be incurred over an extended period of time and, as a result, such contingencies are not expected to have a material impact on the consolidated financial position or liquidity of the Company, but they could have a material adverse effect on the Company's results of operations in any given future quarterly or annual period.


15. Pension Plans & Other Post-retirement Benefits

     U.S. Pension Plans - The Company has non-contributory defined benefit pension plans covering most U.S. employees. The benefits for these plans are based primarily on years of service and employees' compensation. The Company's funding policy complies with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension information for all periods includes amounts related to the Company's salaried and hourly plans. Pension results are determined based upon annual actuarial valuations and include the following components:

                                             (in thousands)
Years ended December 31                1998      1997       1996

Service cost                        $  4,275  $  4,368   $  4,210
Interest cost                         22,249    21,561     21,428
Expected return on plan assets       (36,380)  (33,638)   (32,039)
Amortization of prior service cost     2,648     2,265      2,784
Amortization of transition asset      (4,277)   (4,277)    (4,277)
Amortization of net loss                 425       419         32
Special termination benefits           3,592         -          -
                                     -------   -------    -------
Net pension income                  $ (7,468) $ (9,302)  $ (7,862)
                                     =======   =======    =======

     The special termination benefits in 1998 are primarily related to the enhanced retirement offer, which is discussed in Note 20, "Special Items Income, Net". Amortization of the transition asset is based on the amount determined at the date of adoption of FASB Statement No. 87.
     Net pension income and plan obligations are calculated using assumptions of estimated discount and interest rates and rates of projected increases in compensation. The discount rate on projected benefit obligations was assumed to be 7% at December 31, 1998, 1997 and 1996. The rates of projected compensation increase were assumed to be primarily 4.5% at December 31, 1998, 1997 and 1996. The expected long-term rate of return on plan assets was assumed to be 9% each year.
     The following presents a reconciliation of the change in the projected benefit obligation and plan assets, as well as the funded status of the U.S. pension plans. The prepaid pension expense is included in "Other assets and deferred charges".

                                               (in thousands)
Years ended December 31                       1998         1997

Change in projected benefit obligation
Projected benefit obligation at
  beginning of year                        $320,071     $317,425
Service cost                                  4,275        4,368
Interest cost                                22,249       21,561
Plan amendments                               1,827            -
Actuarial net loss                           11,185        6,053
Benefits paid                               (29,634)     (29,336)
                                            -------      -------
Projected benefit obligation at
  end of year                              $329,973     $320,071
                                            =======      =======
Change in plan assets
Fair value of plan assets at
  beginning of year                        $483,309     $426,671
Actual return on plan assets                 61,616       84,672
Employer contribution                         2,378        1,302
Benefits paid                               (29,634)     (29,336)
                                            -------      -------
Fair value of plan assets at end of year   $517,669     $483,309
                                            =======      =======

Funded status                              $187,696     $163,238
Unrecognized net actuarial gain             (99,579)     (79,542)
Unrecognized transition asset               (13,753)     (18,030)
Unrecognized prior service cost              17,141       18,285
                                            -------      -------
Prepaid pension expense                    $ 91,505     $ 83,951
                                            =======      =======

     The Company has non-qualified, unfunded defined benefit plans, one of which is a supplemental executive retirement plan. The obligations of this plan are included in the table above.

     In December 1997, the Company established a Rabbi Trust into which it invested $15,192,000, an amount equivalent to the accumulated benefit obligation of retired beneficiaries of the non-qualified plans. During 1998, the Company invested $1,434,000 into the Rabbi Trust. Assets in the Rabbi Trust have a value of $16,213,000 and $15,375,000 at December 31, 1998 and 1997, respectively. The assets of the Rabbi Trust are not included in the above table.

     The previous table aggregates those plans with assets in excess of the accumulated benefit obligation (ABO) and those with the ABO in excess of plan assets including the supplemental executive retirement plan. For those plans where the ABO exceeds plan assets, the ABO is $27,486,000 and the fair value of plan assets is $5,785,000 at December 31, 1998. At December 31, 1997, the ABO is $17,831,000 and the fair value of plan assets is $149,000.
     For those plans where the projected benefit obligation (PBO) exceeds plan assets, the PBO is $28,177,000 and the fair value of plan assets is $5,785,000 at December 31, 1998. At December 31, 1997, the PBO is $18,159,000 and the fair value of plan assets is $149,000.
     The prepaid pension expense in the previous table is net of an accrued pension expense of $16,139,000 and $12,639,000 at December 31, 1998 and 1997.

     Foreign Pension Plans - Pension coverage for employees of the Company's foreign subsidiaries is provided through separate defined benefit and/or defined contribution plans. Obligations under such plans are provided for by depositing funds with trustees or under insurance policies. Pension cost for 1998, 1997 and 1996 for these plans was $2,257,000, $2,444,000 and $1,681,000, respectively.
The actuarial present value of accumulated benefits at December 31, 1998 and 1997, was $35,614,000 and $26,630,000, substantially all of which was vested, compared with net assets available for benefits of $28,582,000 and $25,832,000, respectively. The assets and benefit obligations of these foreign pension plans are not included in the previous tables.
     The Company has recognized a minimum pension liability for an underfunded foreign plan. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as an intangible asset to the extent of previously unrecognized prior service cost and previously unrecognized transition obligation, and the remainder is reflected as a reduction of shareholders' equity. The Company had recorded additional liabilities of $7,986,000 as of December 31, 1998. An intangible asset of $4,120,000 and a shareholders' equity reduction, net of income taxes of $2,667,000 was recorded as of December 31, 1998.

     Consolidated - Consolidated net pension income for 1998, 1997 and 1996 was $5,211,000, $6,858,000 and $6,181,000, respectively.

     Other Post-Retirement Benefits - The Company also provides post-retirement medical benefits and life insurance for certain groups of retired employees, which it accounts for based on FASB Statement No. 106.
     The Company funds medical and life insurance benefit costs principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire from the Company before becoming eligible for Medicare can continue group coverage by paying the full cost of a composite monthly premium designed to cover the claims incurred by active and retired employees. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage.
     The components of net periodic post-retirement benefit cost are as follows:


                                                  (in thousands)
Years ended December 31                      1998      1997      1996

Service cost                               $ 1,014   $   912   $   932
Interest cost                                3,653     3,430     3,424
Expected return on plan assets              (1,791)   (2,317)   (2,286)
Amortization of prior service cost             (29)      (28)      (28)
Special termination benefits                   461         -         -
                                            ------    ------    ------
Net periodic post-retirement benefit cost  $ 3,308   $ 1,997   $ 2,042
                                            ======    ======    ======

     The special termination benefits relate to the enhanced retirement offer which is discussed in Note 20, "Special Items Income, Net".

     A reconciliation of the change in the accumulated benefit obligation and plan assets, as well as the funded status of the plans is as follows:

                                                    (in thousands)
Years ended December 31                            1998        1997

Change in accumulated benefit obligation
Accumulated benefit obligation at
  beginning of year                              $51,573     $51,540
Service cost                                       1,014         912
Interest cost                                      3,653       3,430
Actuarial net loss/(gain)                          1,828      (1,074)
Benefits paid                                     (3,114)     (3,235)
                                                  ------      ------
Accumulated benefit obligation at end of year    $54,954     $51,573
                                                  ======      ======

Change in plan assets
Fair value of plan assets at beginning of year   $26,450     $26,663
Actual return on plan assets                       1,841       1,081
Employer contribution                              1,955       1,941
Benefits paid                                     (3,114)     (3,235)
                                                  ------      ------
Fair value of plan assets at end of year         $27,132     $26,450
                                                  ======      ======

Funded status                                   $(27,822)   $(25,123)
Unrecognized net actuarial gain                   (1,887)     (3,205)
Unrecognized prior service cost                     (249)       (278)
                                                 -------     -------
Accrued post-retirement benefit cost            $(29,958)   $(28,606)
                                                 =======     =======

     Plan assets are held under an insurance contract and reserved for retiree life insurance benefits.
         The discount rate used in determining the accumulated post-retirement benefit obligation was 7% at December 31, 1998, 1997 and 1996. The expected long-term rate of return on plan assets used in determining the net periodic post-retirement benefit cost was 7% at December 31, 1998 and 1997 and 9% for 1997 and 1996. The estimated pay increase was 4.5% at December 31, 1998, 1997 and 1996. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 11% in 1996, 10% in 1997 and 9% in 1998 declining by 1% per year to an ultimate rate of 7%. Managed care costs were assumed to decline 1% per year to an ultimate rate of 6%, beginning at 8% in 1996, 7% in 1997 and 6% in 1998.
     If the health care cost trend rate assumptions were increased by 1%, the accumulated post-retirement benefit obligation, as of December 31, 1998, would be increased by approximately $4.2 million. The effect of this change on the sum of the service cost and interest cost components of net periodic post-retirement benefit cost for 1998 would be an increase of about $0.5 million. A 1% reduction in the assumed health care cost trend rate would result in a $3.4 million reduction in the accumulated post-retirement benefit obligation as of December 31, 1998 and a $0.4 million decrease in the sum of the service cost and interest cost components of the net periodic post-retirement cost for 1998.

     Changes in Estimates - The rate change effects on net pension income and post-retirement benefit cost are not material to the Company's financial statements.


16. Other Income (Expense), Net

     Other income (expense), net in 1998 includes a $14,631,000 net gain on the sale of certain non-operating assets, comprised primarily of realized gains on marketable securities, and $7,955,000 of interest income related to the settlement of a federal income tax audit. Other income (expense), net in 1997 included a net loss relating to non-operating assets ($16,343,000 of impairment losses offset by $10,619,000 of gains on sales). Proceeds of approximately $23.8 million were received in 1998 primarily from the sale of marketable securities of which $7.1 million related to a late 1997 transaction. Proceeds of $5.6 million were received in 1997 from the sale of marketable securities.


17. Income Taxes

     Income before income taxes and current and deferred income taxes are composed of the following:

                                                        (in thousands)
Years ended December 31                          1998        1997       1996

Income before income taxes:
  Domestic                                    $ 80,502    $ 82,235   $114,547
  Foreign                                       25,859      27,747     31,225
                                               -------     -------    -------
  Total                                       $106,361    $109,982   $145,772
                                               =======     =======    =======

Current income taxes
  Federal                                      $ 8,328    $ 21,100   $ 28,982
  State                                          1,866       2,034      2,579
  Foreign                                        8,386      11,890     13,379
                                                ------     -------    -------
  Total                                         18,580      35,024     44,940
                                                ------     -------    -------
Deferred income taxes:
  Federal                                       14,848         452      8,196
  State                                          1,440      (1,298)     1,370
  Foreign                                          914      (1,726)    (1,706)
                                                ------     -------    -------
  Total                                         17,202      (2,572)     7,860
                                                ------     -------    -------
Total income taxes                             $35,782     $32,452    $52,800
                                                ======     =======    =======

     The deferred income tax assets and deferred income tax liabilities recorded on the balance sheets as of December 31, 1998 and 1997, are as follows:

                                                       (in thousands)
Deferred tax assets:                                 1998          1997

  Environmental reserves                           $14,787       $15,708
  Intercompany profit in inventories                 4,845        10,467
  Undistributed earnings of foreign subsidiaries     4,642         4,744
  Future employee benefits                           4,153         4,268
  Foreign currency translation adjustments           1,478         3,601
  Inventory capitalization                           1,366         1,689
  Facilities write-down and other costs                798           744
  Loss on impairment of non-operating assets           454         6,358
  Other                                              2,878         1,391
                                                    ------        ------
Net deferred tax assets                             35,401        48,970
                                                    ------        ------
Deferred tax liabilities:
  Depreciation                                      44,928        41,056
  Future employee benefits                          20,758        20,056
  Intangibles                                       18,126             -
  Long-term contingent note payable                      -        18,169
  Capitalization of interest                         2,853         2,742
  Unrealized gain on marketable securities           1,608         5,598
  Other                                              2,960         5,123
                                                    ------        ------
Deferred tax liabilities                            91,233        92,744
                                                    ------        ------
Net deferred tax liabilities                       $55,832       $43,774
                                                    ======        ======

Reconciliation to financial statements:
  Deferred tax assets - current                    $14,964       $17,740
  Deferred tax liabilities - noncurrent             70,796        61,514
                                                    ------        ------
Net deferred tax liabilities                       $55,832       $43,774
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

     The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

                                                  % of Income
                                              Before Income Taxes
                                         1998         1997        1996

Federal statutory rate                   35.0%        35.0%       35.0%
State taxes, net of federal
  tax benefit                             2.3          2.0         1.8
Foreign sales corporation benefit        (0.4)        (0.6)       (0.1)
Research tax credit                      (0.7)        (0.4)       (0.4)
Favorable tax settlements and
  adjustments                            (2.8)        (3.5)          -
Sale of Belgian subsidiary                  -         (3.4)          -
Other items, net                          0.2          0.4        (0.1)
                                         ----         ----        ----
Effective income tax rate                33.6%        29.5%       36.2%
                                         ====         ====        ====

     Based on current U.S. income tax rates, it is anticipated that no additional U.S. income taxes would be incurred if the unremitted earnings of the Company's foreign subsidiaries were remitted to Ethyl Corporation due to available foreign tax credits.


18. Financial Instruments

     The following methods and estimates were used by the Company in estimating the fair values of its outstanding financial instruments in conformity with the disclosure requirements of FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments".
     Cash & Cash Equivalents - The carrying value approximates fair value.
     Investments in Marketable Securities - These investments are classified as "available for sale", and carried at fair value with the unrealized gains, net of tax, reported as a component of Accumulated Other Comprehensive (Loss) Income. Also see Notes 16 and 19.

     Long-Term Debt - The fair value of the Company's long-term debt is estimated based on current rates available to the Company for debt of the same remaining duration.

     Foreign Currency Forward Contracts - The fair value of the Company's foreign currency forward contracts is based on rates published by The Wall Street Journal at December 31, 1998. At December 31, 1998 the Company had outstanding foreign currency forward sale contracts which will require the Company to sell $22 million notional amount of Japanese Yen at a fixed price on varying maturity dates during 1999.
     The estimated fair values of the Company's financial instruments are as follows:

                                             (in thousands)
                                          Carrying        Fair
                                            Value        Value
December 31, 1998:
Cash and cash equivalents                $   8,403     $   8,403
Investments in marketable securities     $  19,663     $  19,663
Long-term debt, including current
  maturities                             $(558,824)    $(559,342)
Foreign currency forward contracts       $    (360)    $    (886)

December 31, 1997:
Cash and cash equivalents                $  18,162     $  18,162
Investments in marketable securities     $  32,684     $  32,684
Long-term debt, including current
  maturities                             $(641,136)    $(641,887)


19. Comprehensive Income

     FASB Statement No. 130, "Reporting Comprehensive Income" was adopted effective December 31, 1997. This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company.
     Information on the tax effects on items in the Consolidated Statements of Comprehensive Income is as follows:

                                                          (in thousands)
Years ended December 31                              1998      1997      1996

Unrealized gain on marketable securities          $  3,899  $ 15,422         -
Income tax                                          (1,415)   (5,598)        -
                                                   -------    -------   ------
Unrealized gain on marketable securities,
  net of tax                                      $  2,484  $  9,824         -
                                                   =======   =======    ======

Reclassification adjustment for the gain
  included in net income, arising from sale
  of securities                                   $(14,891)        -         -
Income tax                                           5,404         -         -
                                                   -------   -------    ------
Reclassification adjustment for the gain on
  marketable securities, net of tax               $ (9,487)        -         -
                                                   =======   =======    ======

Foreign currency translation adjustment           $  3,780  $(16,340)  $(6,156)
Income tax                                          (1,419)    6,079     2,178
                                                   -------   -------    ------
Foreign currency translation adjustment,
  net of tax                                      $  2,361  $(10,261)  $(3,978)
                                                   =======   =======    ======

Reclassification of foreign currency
  translation adjustment for the loss
  included in income, arising from sale of
  foreign subsidiary                                     -  $  6,326         -
Income tax                                               -    (2,296)        -
                                                   -------   -------    ------
Reclassification of foreign currency
  translation adjustment, net of tax                     -  $  4,030         -
                                                   =======   =======    ======

Minimum pension liability adjustment              $ (3,865)        -         -
Income tax                                           1,198         -         -
                                                   -------   -------    ------
Minimum pension liability adjustment, net of tax  $ (2,667)        -         -
                                                   =======   =======    ======

     Accumulated other comprehensive (loss) income consists of the following:

                                                    (in thousands)
December 31                                        1998        1997

Foreign currency translation adjustments         $(5,758)    $(8,119)
Unrealized gains on marketable securities          2,821       9,824
Minimum pension liability adjustment              (2,667)          -
                                                  ------      ------
  Total                                          $(5,604)     $1,705


20. Special Items Income, Net

     The special items consist of a benefit due to a settlement with the Canadian government partially offset by a charge related to a 1998 enhanced retirement offer. The settlement resulted in a benefit of $8,871,000, net of related expenses ($5,651,000 after income taxes, or $.07 per share), to reimburse the Company for a portion of its legal costs and lost profits during the now repealed 1997-1998 ban on the import and inter-provincial trade of MMT. The 1998 enhanced retirement offer resulted in a charge of $3,986,000 ($2,540,000 after income taxes, or $.03 per share). This charge covered a voluntary early retirement program and severance and termination benefits affecting 40 employees. The positions eliminated were administrative and support functions. Approximately $300,000 was paid during the year for severance, vacation and termination benefits. The remainder will be paid over an extended period for retirement and health insurance benefits.


21. Recently Issued Accounting Standard

     In June 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives as well as the related hedged item to be recorded on the balance sheet at fair value. In addition, the impact of foreign currency exchange rate fluctuations should be recorded in earnings in the same period. This new standard is effective for all quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's consolidated results of operations or financial position.


22. Selected Quarterly Consolidated Financial Data

(in thousands except earnings per share, unaudited)
-------------------------------------------------------------------------------
                                      First      Second      Third      Fourth
1998                                 Quarter     Quarter    Quarter     Quarter
-------------------------------------------------------------------------------
Net sales                           $226,932    $244,252   $285,282    $217,724
Gross profit                        $ 53,449    $ 67,216   $ 85,026    $ 43,481
Special items (expense) income, net $  ( 419)   $ (4,513)  $  9,817           -
Net income                          $ 13,079    $ 16,780   $ 30,798    $  9,922
Basic and diluted earnings per
  share                             $    .16    $    .20   $    .37    $    .12
Shares used to compute basic
  earnings per share                  83,465      83,465     83,465      83,465


1997
-------------------------------------------------------------------------------
Net sales                           $265,713    $269,336   $254,074    $274,492
Gross profit                        $ 76,025    $ 79,371   $ 69,714    $ 76,845
Net income                          $ 20,589    $ 21,938   $ 18,846    $ 16,157
Basic and diluted earnings per
  share                             $    .17    $    .19   $    .16    $    .19
Shares used to compute basic
  earnings per share                 118,444     118,444    118,444      83,842
                                     =======     =======    =======     =======

REPORT OF INDEPENDENT ACCOUNTANTS

                                             Pricewaterhouse Coopers LLP
                                             Riverfront Plaza West
                                             901 East Byrd Street
                                             Suite 1200
                                             Richmond Va 23219-4071
                                             Telephone (804) 697 1900
                                             Facsimile (804) 697 1999

To the Board of Directors & Shareholders of Ethyl Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ethyl Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP


February 1, 1999 except
as to the information in
Note 10, for which the date
is February 18, 1999

Five Year Summary

Introduction to the Five Year Summary: The following Five Year Summary includes the results of the worldwide lubricant additives business of Texaco, since its acquisition on February 29, 1996 and the businesses spun off as Albemarle Corporation through the spin-off date at the close of business on February 28, 1994. The financial position and other data after that date reflect the impact of both the acquisition of the additives business as well as the spin-off of Albemarle Corporation.


(in thousands except per-share amounts)                                                              Ethyl Corportion & Subsidiaries

Years ended December 31                                               1998         1997          1996         1995          1994
                                                                   ----------   ----------    ----------   ----------    ----------
Results of Operations
Net sales                                                          $  974,190   $1,063,615    $1,149,651   $  960,450    $1,174,086
Costs and expenses                                                    871,768      923,691       979,972      813,271     1,003,624
TEL marketing agreements services                                      14,944            -             -            -             -
Special items income, net (1)                                           4,885            -             -       (4,750)       (2,720)
                                                                   ----------   ----------    ----------   ----------    ----------
     Operating profit                                                 122,251      139,924       169,679      142,429       167,742
Interest and financing expenses                                        40,409       25,668        24,268       26,833        25,378
Other income (expense), net (2)                                        24,519       (4,274)          361          580        (1,218)
                                                                   ----------   ----------    ----------   ----------    ----------
Income before income taxes                                            106,361      109,982       145,772      116,176       141,146
Income taxes                                                           35,782       32,452        52,800       42,213        43,391
                                                                   ----------   ----------    ----------   ----------    ----------
Net income                                                         $   70,579   $   77,530    $   92,972   $   73,963    $   97,755
                                                                   ==========   ==========    ==========   ==========    ==========
Financial Position and Other Data
Total assets                                                       $1,065,544   $1,067,277    $1,095,169   $  983,787    $1,030,415
                                                                   ==========   ==========    ==========   ==========    ==========
Operations
   Working capital                                                 $  213,862   $  218,686    $  246,254   $  242,742    $  248,650
   Current ratio                                                    2.20 to 1    2.21 to 1     2.36 to 1    2.67 to 1     2.36 to 1
   Depreciation and amortization                                   $   63,310   $   61,752    $   61,919   $   49,224    $   53,983
   Capital expenditures                                                22,738       43,496        29,403       44,831       147,260
   Acquisitions of businesses                                               -            -       133,032            -             -
   Gross margin as a % of net sales                                      25.6         28.4          30.0         33.8          33.9
   Research, development and testing expenses (3)                  $   67,363   $   71,172    $   71,723   $   77,153    $   82,661
Long-term debt (4)                                                    531,859      594,429       325,480      302,973       349,766
Common and other shareholders' equity                                 187,002      144,598       439,900      410,128       390,937
Long-term debt as a % of total capitalization (4)                        74.0         80.4          42.5         42.5          47.2
Net income as a % of average shareholders' equity                        42.6         21.5          21.9         18.5          17.1
Common Stock
Basic and diluted earnings per share: (5)
   Net income                                                      $      .85   $      .71    $      .78   $      .62    $      .83
                                                                   ==========   ==========    ==========   ==========    ==========

Shares used to compute basic earnings per share                        83,465      109,793       118,444      118,436       118,427
Dividends per share:
   Cash dividends declared (6)                                     $      .25   $      .44    $      .50   $      .50    $      .50
   Dividend of common stock of Albemarle Corporation, at book value         -            -             -            -          3.38
                                                                   ----------   ----------    ----------   ----------    ----------
      Total                                                        $      .25   $      .44    $      .50   $      .50    $     3.88
                                                                   ==========   ==========    ==========   ==========    ==========

Equity per share (7)                                               $     2.24   $     1.73    $     3.71   $     3.46    $     3.30
                                                                   ==========   ==========    ==========   ==========    ==========



(1) The special items in 1998 consist of a benefit of $8,871 net of related expenses, or $5,651 after income taxes, due to a settlement with the Canadian government partially offset by a charge related to an enhanced retirement offer of $3,986 ($2,540 after income taxes. The special charge in 1995 consists of a provision for a legal settlement ($4,150 after income taxes). 1994 consists of $10,720 primarily for a provision for environmental remediation as well as other costs, largely offset by the benefit of an $8,000 legal settlement (totalling $1,690 after income taxes).

(2) Other income (expense), net for 1998 includes a $14,631 gain on the sale of a non-operating asset ($9,319 after income taxes)and $7,955 income related to the settlement of a federal income tax audit ($6,071 after income taxes). Other expense for 1997 includes a charge related to non-operating assets of about $5,724 ($3,314 after income taxes) resulting from impairment losses of $16,343 offset by gains on sales of $10,619.

(3) Research and development expenses determined in accordance with FASB Statement No. 2 were $40,258 for 1998, $42,168 for 1997, $47,371 for 1996,
     $54,475 for 1995 and $49,651 for 1994.

(4) The increase in long-term debt, decrease in shareholders' equity, and increase in the long-term debt as a percentage of total capitalization in 1997 reflect the effects of the stock buy-back that took place on October 2, 1997. The Company acquired about 35 million shares of the Company's common stock in accordance with the stock buy-back offer. The total transaction cost of about $328.9 million was financed under the Company's loan agreement.

(5) All earnings per share figures and number of shares used to compute earnings per share have been restated in accordance with FASB Statement No. 128, adopted effective December 31, 1997.

(6) The decrease in cash dividends declared in 1997 reflects the reduction of the annual cash dividend rate to $.25 per share from $.50 per share effective for the dividend declared on October 30, 1997, and paid on January 1, 1998.

(7) Based on the number of common shares outstanding at the end of each year. The decline in 1997 reflects the repurchase of about 35 million common shares on October 2, 1997.

MARKET INFORMATION

Ethyl's common stock is traded on the New York and Pacific stock exchanges under the Symbol EY.

DESCRIPTION OF COMMON STOCK

A total of 400 million shares of common stock is authorized, of which 83,465,460 shares were outstanding as of December 31, 1998.

NUMBER OF REGISTERED SHAREHOLDERS

1998      13,070
1997      11,368

COMMON STOCK MARKET PRICE RANGE AND DIVIDENDS PER SHARE

                                            1998
Quarter                      1st       2nd        3rd        4th
High                      $  8.50   $  8.38    $  6.75    $  6.50
Low                       $  7.00   $  5.50    $  3.88    $  3.44
Dividends Per Share       $0.0625   $0.0625    $0.0625    $0.0625
                           ======    ======     ======     ======

                                            1997
Quarter                      1st       2nd        3rd        4th
High                      $ 10.38   $  9.63    $  9.38    $  9.94
Low                       $  8.38   $  8.50    $  8.63    $  7.50
Dividends Per Share       $ 0.125   $ 0.125    $ 0.125    $0.0625
                           ======    ======     ======     ======

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHYL CORPORATION

By: /s/ Bruce C. Gottwald
(Bruce C. Gottwald, Chairman of the Board)
Dated: March 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 1999.


Signature                  Title
/s/ Bruce C. Gottwald      Chairman of the Board, Chairman of the Executive Committee,
(Bruce C. Gottwald)        Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas E. Gottwald     President, Chief Operating Officer and Director
(Thomas E. Gottwald)

/s/ J. Robert Mooney       Senior Vice President and Chief Financial Officer (Principal Financial Officer)
(J. Robert Mooney)

/s/ Wayne C. Drinkwater    Controller (Principal Accounting Officer)
(Wayne C. Drinkwater)

/s/ William W. Berry       Director
(William W. Berry)

/s/ Phyllis Cothran        Director
(Phyllis L. Cothran)

/s/ Gilbert M. Grosvenor   Director
(Gilbert M. Grosvenor)

/s/ S.B. Scott             Director
(Sidney Buford Scott)

/s/ Charles B. Walker      Director
(Charles B. Walker)



DIRECTORS

*Bruce C. Gottwald
 Chairman of the Board
 Ethyl Corporation
 Richmond, Virginia

*Thomas E. Gottwald
 President
 Ethyl Corporation
 Richmond, Virginia

*William W. Berry
 Retired Chairman of the Board
 Dominion Resources
 Richmond, Virginia

*Sidney Buford Scott
 Chairman of the Board
 Scott & Stringfellow, Inc.
 Richmond, Virginia

 Phyllis L. Cothran
 Retired President
 & Chief Operating Officer
 Trigon Blue Cross Blue Shield
 Richmond, Virginia

 Gilbert M. Grosvenor
 Chairman of the Board
 National Geographic Society
 Washington, D.C.

 Charles B. Walker
 Vice Chairman of the Board
 Chief Financial Officer
 Albemarle Corporation
 Richmond, Virginia


* Member of the Executive Committee


OFFICERS & STAFF

Bruce C. Gottwald (65)**
Chairman of the Board
Chief Executive Officer
Chairman, Executive Committee

Thomas E. Gottwald (38)**
President
Chief Operating Officer

J. Robert Mooney (54)**
Senior Vice President
Chief Financial Officer

David A. Fiorenza (49)**
Vice President
Treasurer

Russell L. Gottwald, Jr. (47)**
Vice President, Product Supply

Donald R. Lynam (60)**
Vice President, Air Conservation

Steven M. Mayer (55)**
Vice President, General Counsel

Henry C. Page, Jr. (60)**
Vice President - Human Resources
& External Affairs

Ann M. Pettigrew (44)**
Vice President, Health, Safety &
Environment

Wayne C. Drinkwater (52)**
Controller

John S. Patton (64)
Director, Strategic Planning

M. Rudolph West (45)**
Secretary

Michael L. McKeever (58)**
Assistant Treasurer

Tetraethyl Lead
Newton A. Perry (56)**
Senior Vice President, Antiknocks

Roger H. Venable (52)**
Vice President, Antiknocks

Robert A. Yondola (50)
Worldwide Antiknocks
Sales Vice President

Richard M. Mendel (36)
Worldwide MMT Marketing
Vice President


Senior Ethyl
Representatives Assigned
To Ethyl/Octel Alliance
Alvin M. Conn, Jr. (52)
Ramon V. Martinez (58)
Photis G. Stephanides (55)

Petroleum Additives
Alexander McLean (42)**
Senior Vice President,
Petroleum Additives

Daniel J. Bradley (50)**
Vice President, Sales & Marketing
North America

Anthony F. Fagan (49)
Managing Director, Europe

C. S. Warren Huang (49)**
Vice President, Managing Director,
Asia Pacific

Ronald E. Kollman (52)**
Vice President, Research & Development

Global Business Management
Steven A. Factor (49)
Business Manager,
Worldwide Specialties

Andre Jordens (37)
Business Director,
Worldwide Crankcase and VII

Kimberly A. Flinn (40)
Business Director,
Worldwide Fuels



Age as of March 10, 1999 indicated in ( ).
** Officers



Additional Information - Officers of the Company
Term of office is until the meeting of the board of directors following the next annual shareholders' meeting (April 22, 1999). All officers have been employed with Ethyl for at least the last five years with the exception of J. Robert Mooney, who joined Ethyl on October 1, 1997 after 21 years as a partner with PricewaterhouseCoopers LLP, independent certified public accountants.

inside back cover

Other Information

Corporate Headquarters
330 South Fourth Street
Post Office Box 2189
Richmond, Virginia 23218-2189
(804) 788-5000


Web Site

www.ethyl.com


Ticker Symbol: EY



Shareholder Information

A dividend reinvestment and stock purchase plan is available to shareholders of Ethyl Corporation. For information about this plan, contact:

         Harris Trust & Savings Bank
         Attention:  Dividend Reinvestment
         Post Office Box A-3309
         Chicago, Illinois 60690-3309

All other inquiries should be directed to Ethyl's toll-free Shareholder Information Line at (800) 625-5191.



Annual Meeting

All shareholders are invited to attend the Ethyl Corporation annual shareholders' meeting on Thursday, April 22, 1999 starting at 11 a.m. Eastern Daylight Time. The meeting will be held at the restored Tredegar Iron Works gun foundry building, 500 Tredegar Street, located near Ethyl's corporate headquarters in Richmond, Virginia. Formal notices of the annual meeting, proxies and proxy statements were mailed with this annual report.


Locations

Research & Development

Ashland, Virginia
Bracknell, Berkshire, England
Richmond, Virginia


Manufacturing

Feluy, Belgium
Houston, Texas
Natchez, Mississippi
Orangeburg, South Carolina
Port Arthur, Texas
Rio de Janeiro, Brazil
Sarnia, Ontario, Canada
Sauget, Illinois


Regional Offices

Beijing, China
Bracknell, Berkshire, England
Brussels, Belgium
Coral Gables, Florida
Detroit, Michigan
Hamburg, Germany
Houston, Texas
Mississauga, Ontario, Canada
Richmond, Virginia
Singapore
Sydney, Australia
Tokyo, Japan

Index to Exhibits

Description

(3.1) Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to Form 10-Q filed on November 4, 1996).

(3.2) By-laws of the registrant (incorporated by reference as Exhibit 3.2 to Form 10-K filed March 29, 1996).

(4.1) $750 million Credit Agreement, dated as of November 14, 1997 (incorporated by reference as Exhibit 4.1 to Form 10-Q filed on November 14, 1997).

(10.1)Bonus Plan of the registrant (incorporated by reference as Exhibit 10.1 to Form 10-K filed on February 25, 1993).

(10.2)Incentive Stock Option Plan (incorporated by reference as Exhibit 10 to
      Form 10-Q filed on May 12, 1994).

(10.3)Non-Employee Directors' Stock Acquisition Plan (incorporated by reference as Exhibit A to the registrant's Proxy Statement for the Annual Meeting of Shareholders filed on March 17, 1993).

(10.4)Excess Benefit Plan (incorporated by reference as Exhibit 10.4 to Form
      10-K filed on February 25, 1993).

(10.5)Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as
      Exhibit 99 to Form 8-K filed on February 17, 1994).

(10.6)Employment and Severance Benefits Agreement dated October 1, 1997, with J.
      Robert Mooney (incorporated by reference as Exhibit 10.7 to Form 10-K filed March 24, 1998).

(10.7)Antiknock Marketing and Sales Agreement, dated October 1, 1998, between
      Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 10 to Form 10-Q filed on November 10, 1998).

(10.8)Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference as Exhibit 4.5 to Form S-8, filed on August 7, 1998).

(11.1)Computation of Basic and Diluted Earnings Per Share.                    53

(11.2)Computation of Pro Forma Basic and Diluted Earnings Per Share (Stock
      Repurchase 1997-1996 and Texaco Additives 1996).                        54

(21)  Subsidiaries of the registrant.                                         55

(23)  Consent of PricewaterhouseCoopers LLP                                   56

(27)  Financial Data Schedule                                                 57