Form 10-Q
period 1999-03-31
ETHYL CORP
filed 1999-05-04
CIK 33656

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

For Quarter Ended March 31, 1999                Commission File Number 1-5112

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

       Yes   X                              No ___

Number of shares of common stock, $1 par value, outstanding as of April 30, 1999: 83,465,460.

                                ETHYL CORPORATION




                                    I N D E X


                                                                       Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

       Consolidated Statements of Income - Three Months
               Ended March 31, 1999 and 1998                             3

       Consolidated Balance Sheets - March 31, 1999 and
               December 31, 1998                                        4-5

       Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1999 and 1998                6

       Notes to Financial Statements                                    7-9

  ITEM 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition              10-14

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk    14


PART II.  OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote of Security Holders           15

  ITEM 5.  Exhibits and Reports on Form 8-K                              15

SIGNATURE                                                                16

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                       ETHYL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                  Three Months Ended
                                                        March 31
                                                  --------------------
                                                     1999       1998
                                                   -------   --------
Net sales                                         $205,326   $226,932
Cost of goods sold                                 161,880    173,483
                                                   -------   --------

   Gross profit                                     43,446     53,449

TEL marketing agreement services                    13,676          -

Selling, general and administrative expenses        18,106     20,042
Research, development and testing expenses          15,306     16,850
Special item income                                  7,200          -
                                                   -------    -------

   Operating profit                                 30,910     16,557

Interest and financing expenses                      8,851     10,334
Other income,  net                                     902     12,928
                                                   -------    -------

Income before income taxes                          22,961     19,151
Income taxes                                         7,657      6,072
                                                   -------    -------

Net income                                        $ 15,304   $ 13,079
                                                   =======    =======


Basic and diluted earnings per share              $    .18   $    .16
                                                   =======    =======

Shares used to compute basic and diluted
  earnings per share                                83,465     83,465
                                                   =======    =======

Cash dividends per share of common stock          $  .0625   $  .0625
                                                   =======    =======



See accompanying notes to financial statements.



                 ETHYL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)

                                                                          March 31
                                                                            1999                   December 31
                                                                         (unaudited)                   1998
                                                                         -----------          -----------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                             $   18,152                 $    8,403
   Accounts receivable, less allowance for doubtful
      accounts ($1,374 - 1999; $1,386 - 1998)                               133,727                    152,937
   Receivable - TEL marketing agreements services                            23,653                     16,954
   Inventories:
      Finished goods and work-in-process                                    152,541                    161,480
      Raw materials                                                          19,949                     21,328
      Stores, supplies and other                                              9,492                      8,968
                                                                           --------                  ---------
                                                                            181,982                    191,776
   Deferred income taxes and prepaid expenses                                20,023                     21,358
                                                                           --------                  ---------
      Total current assets                                                  377,537                    391,428
                                                                           --------                  ---------


Property, plant and equipment, at cost                                      767,727                    776,452
   Less accumulated depreciation and amortization                           407,999                    400,426
                                                                           --------                  ---------
      Net property, plant and equipment                                     359,728                    376,026
                                                                           --------                  ---------

Other assets and deferred charges                                           184,918                    182,785
Goodwill and other intangibles, net of amortization                         111,276                    115,305

                                                                          ---------                  ---------
Total assets                                                             $1,033,459                 $1,065,544
                                                                          =========                  =========

See accompanying notes to financial statements.










                 ETHYL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)

                                                                          March 31
                                                                            1999                   December 31
                                                                         (unaudited)                   1998
                                                                         -----------          -----------------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $   63,689                 $   82,369
    Accrued expenses                                                         45,382                     48,496
    Dividends payable                                                         5,217                      5,217
    Long-term debt, current portion                                          46,979                     26,965
    Income taxes payable                                                     20,421                     14,519
                                                                          ---------                  ---------
     Total current liabilities                                              181,688                    177,566
                                                                          ---------                  ---------

Long-term debt                                                              501,810                    531,859
Other noncurrent liabilities                                                 97,579                     98,321
Deferred income taxes                                                        65,399                     70,796

Shareholders' equity
      Common stock ($1 par value)
              Issued - 83,465,460 in 1999 and 1998                           83,465                     83,465
      Accumulated other comprehensive (loss)                                (15,711)                    (5,604)
      Retained earnings                                                     119,229                    109,141
                                                                          ---------                  ---------
                                                                            186,983                    187,002
                                                                          ---------                  ---------
Total liabilities and shareholders' equity                               $1,033,459                 $1,065,544
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


                                                  ETHYL CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars In Thousands)
                                                              (Unaudited)

                                                                              Three Months Ended
                                                                                     March 31
                                                                             ---------------------
                                                                                 1999        1998
                                                                             ---------------------



Cash and cash equivalents at beginning of year                                $  8,403    $ 18,162
                                                                              --------    --------

Cash flows from operating activities:
      Net income                                                                15,304      13,079
      Adjustments to reconcile net income to cash flows from
        operating activities:
           Depreciation and amortization                                        16,303      15,120
           Prepaid pension cost                                                 (3,559)     (2,891)
           Gain on sale of certain nonoperating assets                               -      (4,730)
           Working capital decreases                                             3,388       7,313
           Other, net                                                           (3,373)      5,586
                                                                              --------    --------
               Cash provided from operating activities                          28,063      33,477
                                                                              --------    --------

Cash flows from investing activities:
      Capital expenditures                                                      (4,052)     (9,570)
      Proceeds from sale of certain nonoperating assets                              -      14,537
      Other, net                                                                 2,283         (28)
                                                                              --------    --------
               Cash (used in) provided from investing activities                (1,769)      4,939
                                                                              --------    --------
Cash flows from financing activities:
      Repayment of long-term debt                                              (10,000)    (36,000)
      Cash dividends paid                                                       (5,217)     (5,217)
      Other, net                                                                (1,328)          -
                                                                              --------    --------
               Cash used in financing activities                               (16,545)    (41,217)
                                                                              --------    --------
Increase (decrease) in cash and cash equivalents                                 9,749      (2,801)
                                                                              --------    --------


Cash and cash equivalents at end of period                                    $ 18,152    $ 15,361
                                                                              ========    ========


Supplemental investing and financing non-cash transactions
           Increase in intangibles related to the recognition
               of a portion of the contingent note payable to
               Texaco Inc. (Including deferred interest costs of $1,126)      $      -    $ 10,501

           Recognition of portion of contingent note payable to Texaco Inc.   $      -    $  9,375

           Assignment of note payable to Texaco Inc.                          $ 29,208    $      -


See accompanying notes to financial statements

                       ETHYL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of March 31, 1999, as well as the consolidated results of operations and the consolidated cash flows for the three-months ended March 31, 1999 and 1998. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 1998 Annual Report and Form 10-K. The results of operations for the three-month period ended March 31,1999 are not necessarily indicative of the results to be expected for the full year.

2. On October 1, 1998, Ethyl entered into agreements with Octel to market and sell tetraethyl lead (TEL). The area covered by the agreements (the Territory) includes all world areas except for North America and the European economic area where Ethyl and Octel continue to compete. Ethyl continues to provide bulk distribution services, marketing and other services related to sales made within the Territory. Octel continues to produce TEL marketed under this arrangement and also provides marketing and other services. The proceeds earned by Ethyl under this arrangement, net of cost reimbursements, are reflected in the Consolidated Statements of Income in the caption, "TEL Marketing Agreements Services".

     All sales under the agreements are made in the name of or on behalf of Octel and therefore not reported as sales by Ethyl. The proceeds generated from the sale of TEL in the Territory are included in determining the proceeds for services from the agreements. The net proceeds are paid to Ethyl and Octel as compensation for services and are based on an agreed-upon formula with Ethyl receiving approximately one-third of the total compensation for services provided.

     As part of the arrangements, most of our remaining inventory of TEL will be sold to Octel over an agreed-upon period at a wholesale price. Accordingly, these sales to Octel and distribution services are reflected in the 1999 Consolidated Statement of Income in net sales and cost of sales. Octel will use the inventory for sales in the Territory.

3.   Long-term debt consisted of the following:    March 31,     December 31,
                                                     1999           1998

     Variable-rate bank loans                      $495,000        $505,000
     Note payable to syndicate of investors          29,308               -
     Note payable to Texaco Inc.                          -          29,308
     Medium-term notes due through 2001              20,250          20,250
                                                    -------         -------
        Total long-term debt                        544,558         554,558
        Obligations under capital lease               4,414           4,476
           Less unamortized discount                   (183)           (210)
                                                    -------         -------
        Net long-term debt                          548,789         558,824
              Less current portion                  (46,979)        (26,965)
                                                    -------         -------
        Long-term debt                             $501,810        $531,859
                                                    =======         =======

     On February 18, 1999, our $29.3 million note payable to Texaco Inc. was assigned by Texaco to a syndicate of investors at face value. At the same time, the maturity date was amended to December 15, 1999. Because we have the ability and intent to refinance this obligation on a long-term basis at maturity, it has been classified as long-term debt.


4. Comprehensive income, defined as net income and other comprehensive income was $5.2 million for the first quarter of 1999 and $11.8 million for the first quarter of 1998. Other comprehensive income includes changes in unrealized gains and losses on marketable securities and derivative instruments, foreign currency translation adjustments and minimum pension liability adjustments recorded net of the related deferred income taxes. The components of comprehensive income consist of the following:

                                                   Three Months Ended
                                                        March 31
                                                    1999         1998
                                                    ----         ----

      Net Income                                  $15,304      $13,079
      Other comprehensive (loss) income,
       net of tax
        Unrealized loss on marketable
            equity securities                      (1,318)      (1,084)
        Foreign currency translation adjustments   (9,188)        (237)
        Unrealized gain on derivative instruments     399            -
                                                  -------       ------
      Other comprehensive (loss)                  (10,107)      (1,321)
                                                  -------       ------
      Comprehensive income                        $ 5,197      $11,758
                                                   ======       ======

     The components of accumulated other comprehensive income (loss) consist of the following:
                                                       March 31,   December 31,
                                                         1999          1998

     Unrealized gain on marketable equity securities   $  1,503       $  2,821
     Unrealized gain on derivative instruments              399
     Minimum pension liability adjustment                (2,667)        (2,667)
     Foreign currency translation adjustments           (14,946)        (5,758)
                                                        -------        -------
       Accumulated other comprehensive (loss)          $(15,711)      $ (5,604)
                                                        =======        =======

5. The special item consisted of $7.2 million income in 1999 from a supply contract admendment.

6. Other income, net for the three-month period ended March 31, 1998 included interest income on a favorable tax settlement with the Internal Revenue Service of $7.9 million and a gain on the sale of a nonoperating asset of $5.0 million.

7. The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivatives and Hedging Activities, on January 1, 1999.

     The Company has a series of Japanese Yen forward sales contracts to minimize currency exposure on forecasted foreign-currency-denominated sales. In accordance with FAS 133, the Company has designated these contracts as cash flow hedging instruments. The relationships between these forward sales contracts to the forecasted intercompany sales have been documented as well as the risk-management objectives and strategy for undertaking these hedge transactions. Assessment, both at the inception and on an ongoing basis, is made to judge the effectiveness of the hedge to offset the change in fair value of the hedged forecasted transactions.

     Derivatives are recognized on the balance sheet at their fair value. Since these Japanese Yen forward sales contracts have been designated as cash flow hedges and are highly effective, changes in their fair value are recorded in accumulated other comprehensive income, net of tax, until the contracts are settled at which time the gain or loss is reflective in earnings. Hedge accounting will be discontinued if it is determined that the forecasted transactions will not occur or it is determined that the derivative no longer qualifies as an effective cash flow hedge. The derivative will be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings upon such change in circumstance.

     The Company recorded an unrealized gain, net of tax, of $399 thousand in accumulated other comprehensive income to recognize all derivatives, at fair value, as of the balance sheet date.

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors affecting our results of operations and changes in financial condition since December 31, 1998. Our reportable segments, petroleum additives and tetraethyl lead (TEL), are strategic business units that are separately managed.

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, a significant change in interest rates, or changes in the demand for Ethyl's products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets or the impact of consolidation of the petroleum additives industry. Additional factors that could cause actual results to vary from expectations include Year 2000 compliance testing outcomes, costs to remedy noncompliant systems, disruption of business caused by the failure of vendors, suppliers or customers to be Year 2000 compliant, noncompliant equipment or the loss of electrical power due to noncompliant providers.

Results of Operations
First Quarter 1999 Compared to First Quarter 1998

Net Sales:
Consolidated net sales for the first quarter of 1999 amounted to $205 million, representing a reduction of 10% from the 1998 level of $227 million. The table below shows our consolidated net sales by segment.

                              Net Sales By Segment
                                  (in millions)
                                                            First Quarter Ended
                                                                  March 31
                                                            1999            1998
                                                            ----            ----
Petroleum additives                                         $202            $210
Tetraethyl lead                                                3              17
                                                            ----            ----
Consolidated net sales                                      $205            $227
                                                            ====            ====

Petroleum additives net sales in 1999 of $202 million were down $8 million (4%) from $210 million in 1998. Slightly higher shipments resulted in a $4 million improvement to sales. However, because of continuing pricing pressures in the market, lower selling prices caused a $12 million decrease in net sales more than offsetting the volume gains.

Beginning October 1, 1998, all tetraethyl lead (TEL) sales made under the TEL marketing agreements with The Associated Octel Company Limited (Octel) are being made by or on behalf of Octel and are not being recorded as sales by Ethyl. Consequently, TEL net sales of $3 million in 1999 represented sales made by Ethyl in territories not covered by the agreements with Octel. First quarter 1998 TEL net sales of $17 million represented our worldwide TEL net sales.


Segment Operating Profit:
Ethyl evaluates the performance of petroleum additives and TEL based on segment operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant and equipment and amortization of segment intangible assets are included in the operating profit of each segment.

Combined segment operating profit increased 70% resulting in $36 million in the first quarter of 1999 compared to $21 million in 1998. Operating profit by segment and a reconciliation to income before income taxes is shown below.

                            Segment Operating Profit
                                  (in millions)

                                                            First Quarter Ended
                                                                  March 31
                                                            1999           1998
                                                            ----           ----
Petroleum additives                                         $ 26           $ 17
Tetraethyl lead                                               10              4
                                                            ----           ----
Segment operating profit                                      36             21
Corporate unallocated expense                                 (6)            (7)
Interest expense                                              (9)           (10)
Other income, net                                              2             15
                                                            ----           ----
Income before income taxes                                  $ 23           $ 19
                                                            ====           ====

Petroleum Additives Segment
Petroleum additives first quarter 1999 operating profit of $26 million included special item income of $7 million from a supply contract amendment. Excluding this, petroleum additives operating profit increased to $19 million in 1999 from the 1998 level of $17 million.

This increase from 1998 levels resulted from the impact of slightly higher shipments and lower raw material costs, as well as favorable foreign exchange. Research, development and testing expenses in the first quarter 1999 were about 9% lower than first quarter 1998 primarily reflecting the timing of outside testing expense. Selling, general, and administrative (SG&A) expense also decreased in the first quarter of 1999 reflecting our ongoing cost control efforts. SG&A, including research, development and testing expense, as a percentage of net sales decreased from 14.4% in 1998 to 14.0% in 1999. The improvements were largely offset by the impact of lower selling prices and continuing weakness in the Asia Pacific and Latin America markets.

TEL Segment
TEL operating profit for the first quarter of 1999 amounted to $10 million and included $14 million from the marketing agreements with Octel. Included in 1999 TEL results are the cost of certain facilities that are not allocable to the TEL marketing agreements. Operating profit in the first quarter of 1998 was unusually low and amounted to $4 million due to shipping patterns and timing of orders.


The following discussion references the Consolidated Financial Statements beginning on page 3.

Interest and Financing Expenses:
Our interest and financing expenses of $9 million in first quarter 1999 reflected a $1 million decrease from $10 million in first quarter 1998. The decrease was primarily the result of both lower average debt outstanding, as well as a lower effective interest rate.

Other Income, Net:
Other income, net totaled $1 million in the first quarter of 1999 compared to $13 million in 1998. The 1999 total included about $2 million interest income related to an income tax adjustment. Other income, net in 1998 consisted primarily of interest income on a favorable tax settlement with the Internal Revenue Service of $8 million, as well as a gain of $5 million on the sale of a nonoperating asset.

Income Taxes:
Income taxes were $8 million in 1999 and $6 million in 1998. The increase of $2 million from first quarter 1998 reflected a 20% increase in our income before income taxes, as well as a higher effective income tax rate. The effective income tax rate was 33.3% in 1999 compared to 31.7% in 1998. The lower rate in 1998 reflected the benefit on the settlement of income tax issues while the 1999 rate also included the benefit of a tax adjustment of a smaller amount.

Net Income
As a result of the issues discussed above, as well as lower corporate unallocated expenses, Ethyl's net income for the first quarter 1999 was $15 million or $.18 per share compared to net income of $13 million or $.16 per share for the first quarter 1998. First quarter 1999 included a net benefit of $4 million or $.05 per share from a supply contract amendment. First quarter 1998 included nonrecurring income of $9 million or $.11 per share from a settlement with the Internal Revenue Service in addition to a gain on the sale of a nonoperating asset. Excluding these nonrecurring items, earnings for the first quarter of 1999 were about $11 million or $.13 per share compared to first quarter 1998 earnings of nearly $4 million or $.05 per share.

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 1999 totaled $18 million, which was an increase of about $10 million since December 31, 1998. Our cash flows were more than sufficient to cover operating activities during the 1999 period. Cash flows from operating activities for the first quarter of 1999 were $28 million. This cash was used to make principal payments on long-term debt of $10 million, pay dividends of $5 million, fund capital expenditures of $4 million, and fund the increase in cash and cash equivalents of almost $10 million. We anticipate that cash provided from operations will continue to be sufficient to cover operating expenses, service debt obligations, including reducing long-term debt and make dividend payments to our shareholders.

Ethyl has combined current and noncurrent long-term debt of $549 million at March 31, 1999 compared to $559 million at December 31, 1998. This decrease of $10 million represents a repayment on our term loan.

On February 18, 1999, our $29 million note payable to Texaco Inc. was assigned by Texaco to a syndicate of investors at face value. At the same time, the maturity date was amended to December 15, 1999. Because we have the ability and intent to refinance this obligation on a long-term basis at maturity, it is classified as long-term debt.

As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 74% at the end of 1998 to 73% at March 31, 1999.

We expect our capital spending during 1999 to be moderately lower than 1998 reflecting the completion of the construction and expansion following the Texaco Additives acquisition. Ethyl will continue to finance capital spending through cash provided from operations.

Our working capital at March 31, 1999 was $196 million resulting in a current ratio of 2.08 to 1. At December 31, 1998, the working capital was $214 and the current ratio was 2.20 to 1. The reduction in working capital and the current ratio reflects a decrease in accounts receivable and inventories, as well as an increase in the current portion of long-term debt. Partially offsetting these, were an increase in cash and a reduction in accounts payable.

Year 2000 Readiness Disclosure:

--------------------------------------------------------------------------------
The Year 2000 statement in this communication is being designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.
--------------------------------------------------------------------------------

We continue to aggressively address our Year 2000 project. It is a global effort covering information systems, process control systems, and embedded controllers. Ethyl's senior management and board of directors place a high priority on and have approved the necessary funding to complete the Year 2000 compliance effort. Our Year 2000 project manager coordinates this initiative and provides senior management with regular status updates.

We enhanced our Year 2000 readiness when we converted all mainframe systems to modern client server systems over the last several years. This included implementation of SAP R/3, PeopleSoft, and other commercial and desktop software, all of which are represented to be Year 2000 compliant. Ethyl has reviewed our manufacturing and R&D systems, testing equipment, desktop computers and technical infrastructure. We have plans in place to have both software and hardware fully compliant well before the end of 1999. In addition, during 1998, Ethyl contracted with an independent third party to provide assistance with the review of manufacturing systems and embedded controllers. We will initiate a follow-up review in June 1999.

Ethyl expects our facilities, equipment, and information systems will be fully functional and will operate accurately and without interruption both before and after January 1, 2000. We also expect that our products and services will be available continuously. We have performed extensive testing and used scheduled plant shutdowns to implement and test Year 2000 upgrades and replacements.
Our testing results are satisfactory. We will continue testing during the year.

Year 2000 efforts include reviewing the readiness efforts of our mission critical suppliers as well as those of our key customers. This review is an ongoing process. Currently, we have received no information through this review that indicates any of our critical business partners' Year 2000 results will have a negative impact on our business. When requested, we meet with customers regarding our readiness.

Ethyl's costs associated with Year 2000 compliance in the first quarter of 1999 were $500 thousand bringing the total costs incurred since 1998 to about $1 million. The costs are low because we completed the majority of our compliance effort through systems implementation over the last several years. We estimate remaining costs in 1999 to be around $2 million. Cash from operations will cover these costs. Of the remaining estimated costs, all but $200 thousand will be capitalized. The noncapitalized costs represent less than 5% of our information technology operating budget.

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

Our Year 2000 program also includes a review of external risk factors as well as the determination of actions necessary to minimize any potential impacts. We are developing a contingency plan to address noncompliance of a critical system or business partner. This plan will also address worst case scenarios and could result in special staff training, stockpiling critical raw materials and inventory, and scheduling production runs to minimize losses in the event of power outages.

In 1998, Ethyl engaged another independent third party to perform a status review of our company-wide Year 2000 program. We used the results to enhance and focus our Year 2000 efforts, and are conducting a follow-up review during the first half of 1999. Our emphasis on Year 2000 readiness has not seriously delayed any of Ethyl's mission critical programs.



ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 1998.

                           PART II - Other Information


ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders held on April 22, 1999, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

         Director                  Affirmative Votes Votes Withheld

         William W. Berry            76,103,591             745,890

         Phyllis L. Cothran          76,069,095             780,386

         Bruce C. Gottwald           76,137,409             712,072

         Thomas E. Gottwald          76,155,028             694,453

         Gilbert M. Grosvenor        76,087,628             761,853

         Sidney Buford Scott         76,148,619             700,862

         Charles B. Walker           76,134,170             715,311

         The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's auditors with 76,611,868 affirmative votes, 128,796 votes against and 108,817 abstentions.

ITEM 5.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ETHYL CORPORATION
                                                     (Registrant)



Date:  May 4, 1999                                By:  s/ J. Robert Mooney
                                                  J. Robert Mooney
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  May 4, 1999                                By:  s/ Wayne C. Drinkwater
                                                  Wayne C. Drinkwater
                                                  Controller
                                                  (Principal Accounting Officer)