Form 10-Q/A
period 1999-03-31
ETHYL CORP
filed 1999-05-17
CIK 33656

                                                           Page 1 of 6 pages

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

                                ETHYL CORPORATION



PURPOSE OF AMENDMENT: The purpose of this Form 10-Q/A is to update the Year 2000 Readiness Disclosure included in Part I, Item 2 of the Form 10-Q for the quarter ended March 31, 1999 which was filed on May 4, 1999.

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

Update the Year 2000 Readiness Disclosure to read as follows:

Year 2000 Readiness Disclosure:

-------------------------------------------------------------------------------
The Year 2000 statement in this communication is being designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.
-------------------------------------------------------------------------------

We continue aggressively addressing the Year 2000 problem. It is a global effort covering information systems, process control systems, and embedded controllers. Ethyl's senior management and board of directors place a high priority on and have approved the necessary funding to complete the Year 2000 compliance effort. Our Year 2000 manager coordinates this initiative and provides senior management with regular status updates.

Our Year 2000 initiatives encompass both information technology (IT) and non-IT systems, including manufacturing and R&D systems, testing equipment, desktop computers, and technical infrastructure. The following phases are part of the initiative:
     1. Inventory - Identification of all hardware, software and processes that are date-aware.
     2. Assessment - Determination of Year 2000 compliance of all hardware, software and processes.
     3.   Remediation - Correction of any areas which are not compliant.
     4. Testing - Review of all hardware, software, and processes for compliance.
     5. Contingency - Development of a plan to address our worst case scenarios and risk factors.

The inventory and assessment phases are 100% complete, while the remediation and testing phases are approximately 95% complete. We expect remediation and testing will be final in the third quarter 1999.

We enhanced our Year 2000 readiness when we converted all mainframe systems to modern client server systems over the last several years. This included implementation of SAP R/3, PeopleSoft, and other commercial and desktop software, all of which are represented to be Year 2000 compliant.

During 1998, we also contracted with an independent third party, which provided assistance with the review of manufacturing systems and embedded controllers. In addition, Ethyl engaged another independent third party to perform a status review of our company-wide Year 2000 program. We used the results to enhance and focus our Year 2000 efforts, and are conducting a follow-up review in June 1999.

Ethyl expects our facilities, equipment, and information systems will be fully functional and will operate accurately and without interruption both before and after January 1, 2000. We also expect that our products and services will be available continuously. As part of our remediation and testing phases, we used scheduled plant shutdowns to implement and test Year 2000 upgrades and replacements. Our testing results have been satisfactory. We will continue testing during the year.

Third Party Readiness
We have relationships with third parties, including customers and suppliers of materials or services, whose non-compliance could have a material effect on our business operations and financial condition. Therefore, our Year 2000 efforts include reviewing the readiness efforts of our mission critical third parties. We have contacted, either through a questionnaire or in person, all of our mission critical third parties. Although this review is an ongoing process, we have currently received no information that indicates any of our critical business partners' Year 2000 results will have a negative impact on our business.

Costs
Ethyl's costs associated with Year 2000 compliance in the first quarter of 1999 were $500 thousand bringing the total costs incurred since January 1, 1998 to about $1 million. The costs are low because we completed the majority of our compliance effort through systems implementation over the last several years. We estimate remaining costs in 1999 to be around $2 million. Cash from operations will cover these costs. Of the remaining estimated costs, all but $200 thousand will be capitalized. The noncapitalized costs represent less than 5% of our information technology operating budget. Our emphasis on Year 2000 readiness has not seriously delayed any of Ethyl's other mission critical programs.

Risks
As part of the assessment phase, we rated the impact of a Year 2000 problem for each mission critical system in terms of probable risk to the business and successful resolution of the issue. Because we have completed most of our Year 2000 efforts and have plans in place for full compliance, Ethyl believes sufficient time and resources are committed to resolve any remaining Year 2000 issues. We anticipate that internal risks are low and the overall risk of business interruption is minimal.

Nonetheless, there is no guarantee that there will not be a material failure of a critical system or those of a supplier or customer. A material failure could have an adverse impact on our business, operations, or financial condition. In consideration of these risks, we have determined that the most reasonably likely worst case scenarios include the temporary shutdown of one or more significant production units, delays in the distribution of products, and delays in the receipt of materials. We are addressing these worst case scenarios through contingency planning.

Contingency Plan
We have developed a contingency plan to address noncompliance of a critical system or those of a supplier or customer. This plan also addresses our worst case scenarios and may include special staff training, stockpiling critical raw materials and inventory, obtaining alternate sources of supply, and scheduling production runs to minimize losses in the event of power outages. We expect the plan will be essentially complete by the end of the third quarter. As additional information becomes available, we will continually improve the plan throughout the year.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ETHYL CORPORATION
                                                     (Registrant)



Date:  May 17, 1999                               By:  s/ J. Robert Mooney
                                                  J. Robert Mooney
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  May 17, 1999                               By:  s/ Wayne C. Drinkwater
                                                  Wayne C. Drinkwater
                                                  Controller
                                                  (Principal Accounting Officer)