Form 10-Q
period 1999-06-30
ETHYL CORP
filed 1999-08-04
CIK 33656

                                                           Page 1 of 19 pages

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

For Quarter Ended June 30, 1999                  Commission File Number 1-5112

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

       Yes   X                              No ___

Number of shares of common stock, $1 par value, outstanding as of July 31, 1999: 83,465,460.

                                ETHYL CORPORATION




                                    I N D E X


                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

       Consolidated Statements of Income - Three Months and Six Months
             Ended June 30, 1999 and 1998                                   3

       Consolidated Balance Sheets - June 30, 1999 and December 31, 1998   4-5

       Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1999 and 1998                      6

       Notes to Financial Statements                                       7-9

  ITEM 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                 10-17

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       17


PART II.  OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K                             18

SIGNATURE                                                                   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                 ETHYL CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                               (In Thousands Except Per Share Amounts)
                                                             (Unaudited)


                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30                             June 30
                                                                      --------------------------         --------------------------
                                                                         1999             1998              1999             1998
                                                                      ---------        ---------         ---------        ---------
Net sales                                                             $ 206,230        $ 244,252         $ 411,556        $ 471,184
Cost of goods sold                                                      157,562          177,036           319,442          350,519
                                                                      ---------        ---------         ---------        ---------

   Gross profit                                                          48,668           67,216            92,114          120,665

TEL marketing agreements services                                        13,961                -            27,637                -

Selling, general and administrative expenses                             17,854           19,603            35,960           39,226
Research, development and testing expenses                               16,201           15,688            31,507           32,538
Special items (expense) income                                                -           (4,513)            7,200           (4,932)
                                                                      ---------        ---------         ---------        ---------

   Operating profit                                                      28,574           27,412            59,484           43,969

Interest and financing expenses                                           8,775           10,348            17,626           20,682
Other income,  net                                                        1,140            9,392             2,042           22,320
                                                                      ---------        ---------         ---------        ---------

Income before income taxes                                               20,939           26,456            43,900           45,607
Income taxes                                                              7,691            9,676            15,348           15,748
                                                                      ---------        ---------         ---------        ---------

Net income                                                            $  13,248        $  16,780         $  28,552        $  29,859
                                                                      =========        =========         =========        =========


Basic and diluted earnings per share                                  $     .16        $     .20         $     .34        $     .36
                                                                      =========        =========         =========        =========

Shares used to compute basic and diluted
  earnings per share                                                     83,465           83,465            83,465           83,465
                                                                      =========        =========         =========        =========

Cash dividends per share of common stock                              $   .0625        $   .0625         $   .1250        $   .1250
                                                                      =========        =========         =========        =========



See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                           June 30
                                                            1999     December 31
                                                        (unaudited)     1998
                                                        -----------  -----------
                        ASSETS
Current assets:
   Cash and cash equivalents                             $    3,731   $    8,403
   Accounts receivable, less allowance for doubtful
      accounts ($1,364 - 1999; $1,386 - 1998)               151,139      152,937
   Receivable - TEL marketing agreements services            26,357       16,954
   Inventories:
      Finished goods and work-in-process                    145,925      161,480
      Raw materials                                          23,557       21,328
      Stores, supplies and other                              9,635        8,968
                                                        -----------  -----------
                                                            179,117      191,776
   Deferred income taxes and prepaid expenses                17,973       21,358
                                                        -----------  -----------
      Total current assets                                  378,317      391,428
                                                        -----------  -----------

Property, plant and equipment, at cost                      769,091      776,452
   Less accumulated depreciation and amortization           418,690      400,426
                                                        -----------  -----------
      Net property, plant and equipment                     350,401      376,026
                                                        -----------  -----------

Other assets and deferred charges                           172,920      182,785
Goodwill and other intangibles, net of amortization         107,536      115,305
                                                        -----------  -----------

Total assets                                             $1,009,174   $1,065,544
                                                        ===========  ===========


See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       June 30
                                                        1999        December 31
                                                     (unaudited)       1998
                                                     -----------    -----------
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $    63,104    $    82,369
    Accrued expenses                                      47,180         48,496
    Dividends payable                                      5,217          5,217
    Long-term debt, current portion                       56,994         26,965
    Income taxes payable                                  10,466         14,519
                                                     -----------    -----------
        Total current liabilities                        182,961        177,566
                                                     -----------    -----------

Long-term debt                                           471,761        531,859
Other noncurrent liabilities                              95,205         98,321
Deferred income taxes                                     62,553         70,796

Shareholders' equity
      Common stock ($1 par value)
               Issued - 83,465,460 in 1999 and 1998       83,465         83,465
      Accumulated other comprehensive loss               (14,031)        (5,604)
      Retained earnings                                  127,260        109,141
                                                     -----------    -----------
                                                         196,694        187,002
                                                     -----------    -----------

Total liabilities and shareholders' equity           $ 1,009,174    $ 1,065,544
                                                     ===========    ===========



See accompanying notes to financial statements.

                                             ETHYL CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollars In Thousands)
                                                         (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                  June 30
                                                                                                         --------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------


Cash and cash equivalents at beginning of year                                                           $  8,403          $ 18,162
                                                                                                         --------          --------

Cash flows from operating activities:
      Net income                                                                                           28,552            29,859
      Adjustments to reconcile net income to cash flows from
        operating activities:
           Depreciation and amortization                                                                   32,908            30,670
           Deferred income taxes                                                                            1,359             8,190
           Prepaid pension cost                                                                            (7,115)           (5,751)
           Gain on sale of certain nonoperating assets                                                          -           (14,631)
           Working capital increases                                                                      (10,327)           (2,766)
           Other, net                                                                                      (3,115)            4,625
                                                                                                         --------          --------
               Cash provided from operating activities                                                     42,262            50,196
                                                                                                         --------          --------

Cash flows from investing activities:
      Capital expenditures                                                                                 (7,673)          (14,685)
      Proceeds from sale of certain assets                                                                  2,650            25,562
      Other, net                                                                                              (86)              (70)
                                                                                                         --------          --------
               Cash (used in) provided from investing activities                                           (5,109)           10,807
                                                                                                         --------          --------

Cash flows from financing activities:
      Repayment of long-term debt                                                                         (30,000)          (60,500)
      Cash dividends paid                                                                                 (10,433)          (10,433)
      Other, net                                                                                           (1,392)                -
                                                                                                         --------          --------
               Cash used in financing activities                                                          (41,825)          (70,933)
                                                                                                         --------          --------

Decrease in cash and cash equivalents                                                                      (4,672)           (9,930)
                                                                                                         --------          --------


Cash and cash equivalents at end of period                                                               $  3,731          $  8,232
                                                                                                         ========          ========


Supplemental investing and financing non-cash transactions
           Assignment of note payable by Texaco Inc.                                                     $ 29,208          $      -
           Increase in intangibles related to the recognition of a portion of the contingent note payable to Texaco Inc. (Including
               deferred interest costs of $2,392)                                                        $      -          $ 21,142
           Recognition of portion of contingent note payable to Texaco Inc.                              $      -          $ 18,750

See accompanying notes to financial statements

                       ETHYL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of June 30, 1999, as well as the consolidated results of operations and the consolidated cash flows for the six-months ended June 30, 1999 and 1998. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 1998 Annual Report and Form 10-K. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         As part of the arrangement, most of our remaining inventory of TEL will be sold to Octel over an agreed-upon period at a wholesale price. Accordingly, these sales to Octel and distribution services are reflected in the 1999 Consolidated Statement of Income in net sales and cost of sales. Octel will use the inventory for sales in the Territory.

3.       Long-term debt consists of the following:    June 30,     December 31,
                                                         1999          1998

         Variable-rate bank loans                     $ 475,000      $ 505,000
         Note payable to syndicate of investors          29,308              -
         Note payable to Texaco Inc.                          -         29,308
         Medium-term notes due through 2001              20,250         20,250
                                                      ---------      ---------
           Total long-term debt                         524,558        554,558
           Obligations under capital lease                4,351          4,476
              Less unamortized discount                    (154)          (210)
                                                      ---------      ---------
           Net long-term debt                           528,755        558,824
              Less current portion                      (56,994)       (26,965)
                                                      ---------      ---------
           Long-term debt                             $ 471,761      $ 531,859
                                                      =========      =========

         On February 18, 1999, our $29.3 million note payable to Texaco Inc. was assigned by Texaco to a syndicate of investors at face value. At the same time, the maturity date was amended to December 15, 1999. Because we have the ability and intent to refinance this obligation on a long-term basis at maturity, it has been classified as long-term debt.


4.       The components of comprehensive income consist of the following:

                                                                            Three Months Ended                  Six Months Ended
                                                                                  June 30                           June 30
                                                                          1999             1998             1999             1998
         Net income                                                     $ 13,248         $ 16,780         $ 28,552         $ 29,859
         Other comprehensive income (loss), net of tax
             Unrealized gain (loss) on marketable
              equity securities                                            1,385           (6,682)              67           (7,766)
            Foreign currency translation adjustments                        (185)          (1,832)          (9,373)          (2,069)
            Unrealized gain on derivative instruments                        480                -              879                -
                                                                        --------         --------         --------         --------
         Other comprehensive income (loss)                                 1,680           (8,514)          (8,427)          (9,835)
                                                                        --------         --------         --------         --------
         Comprehensive income                                           $ 14,928         $  8,266         $ 20,125         $ 20,024
                                                                        ========         ========         ========         ========

         The components of accumulated other comprehensive income (loss) consist of the following:
                                                          June 30, December 31,
                                                            1999       1998

         Unrealized gain on marketable equity securities  $  2,888   $  2,821
         Unrealized gain on derivative instruments             879
         Minimum pension liability adjustment               (2,667)    (2,667)
         Foreign currency translation adjustments          (15,131)    (5,758)
                                                          --------   --------
           Accumulated other comprehensive (loss)         $(14,031)  $ (5,604)
                                                          ========   ========


5. The special items consist of $7.2 million income in 1999 from a supply contract amendment and a $4.9 million expense in 1998 ($4.5 million occurred in the second quarter) primarily related to an enhanced retirement and staff reduction charge. The offer covered a voluntary early retirement program and severance and termination benefits affecting 40 employees. The positions eliminated were administrative and support functions.

6. Other income, net for the six-month period ended June 30, 1998 included interest income on a favorable tax settlement with the Internal Revenue Service of $7.9 million and a gain on the sale of a nonoperating asset of $14.9 million ($9.9 million occurred in the second quarter).

7.       Ethyl adopted Statement of Financial Accounting Standards No. 133 (FAS
         133), Accounting for Derivatives and Hedging Activities, on January 1, 1999.

         We have a series of Japanese Yen forward sales contracts to minimize currency exposure on forecasted foreign-currency-denominated sales. In accordance with FAS 133, we have designated these contracts as cash flow hedging instruments. The relationships between these forward sales contracts to the forecasted sales have been documented as well as the risk-management objectives and strategy for undertaking these hedge transactions. Assessment, both at the inception and on an ongoing basis, is made to judge the effectiveness of the hedge to offset the change in fair value of the hedged forecasted transactions.

         Derivatives are recognized on the balance sheet at their fair value. Since these Japanese Yen forward sales contracts have been designated as cash flow hedges and are highly effective, changes in their fair value are recorded in accumulated other comprehensive income, net of tax, until the contracts are settled at which time the gain or loss is reflected in earnings. Hedge accounting will be discontinued if it is determined that the forecasted transactions will not occur or it is determined that the derivative no longer qualifies as an effective cash flow hedge. The derivative will be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings upon such change in circumstance.

         We recorded an unrealized gain, net of tax, of $879 thousand in accumulated other comprehensive income to recognize all derivatives, at fair value, as of the balance sheet date.

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors affecting our results of operations and changes in financial condition since December 31, 1998. Our reportable segments, petroleum additives and tetraethyl lead (TEL), are strategic business units that we manage separately.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may focus on future objectives or expectations about future performance and may include statements about trends or anticipated events.

Ethyl believes our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control. We identified certain, but not all, of these factors in the Review of Operations on page 27 of our 1998 Annual Report and incorporate the same herein by reference.

Results of Operations

Net Sales:
Our consolidated net sales for the second quarter of 1999 amounted to $206 million, representing a reduction of 16% from the 1998 level of $244 million. Ethyl's six months 1999 consolidated net sales of $412 million were 13% below six months 1998. The table below shows our consolidated net sales by segment.

                              Net Sales By Segment
                                  (in millions)

                                            Second Quarter         Six Months
                                           1999       1998       1999       1998
                                           ----       ----       ----       ----
Petroleum additives                        $200       $211       $403       $422
Tetraethyl lead                               6         33          9         49
                                           ----       ----       ----       ----
Consolidated net sales                     $206       $244       $412       $471
                                           ====       ====       ====       ====


Petroleum Additives Segment
Petroleum additives net sales in the second quarter 1999 of $200 million were down $11 million (5%) from $211 million in 1998. The lower second quarter petroleum additives sales were caused by the continuing pricing pressures in the business which reduced net sales about $12 million compared to the same 1998 period. This was partially offset by a favorable mix of product shipped in second quarter 1999. This had a favorable impact of about $1 million although total tons shipped was slightly lower.

The six months petroleum additives net sales of $403 million were down $19 million (5%) from 1998 sales of $422 million reflecting the same basic factors. Lower selling prices reduced net sales by $23 million compared to the same 1998 period. This was partially offset by a $4 million favorable result from the mix of products shipped, while volumes shipped were down slightly.

TEL Segment
Beginning October 1, 1998, all tetraethyl lead sales made under the TEL marketing agreements with The Associated Octel Company Limited (Octel) are being made by or on behalf of Octel and are not being recorded as sales by Ethyl. Consequently, TEL net sales of $6 million in the second quarter 1999 and $9 million for the six months 1999 represented sales made by Ethyl in territories not covered by the agreements with Octel. Second quarter 1998 TEL net sales of $33 million and six months net sales of $49 million represented our worldwide TEL net sales for those periods in 1998 prior to the marketing agreements.


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

Combined segment operating profit of $33 million in the second quarter of 1999 represents a decrease of 11% compared to operating profit of $37 million in second quarter 1998. However, six months 1999 combined segment operating profit increased 19% to $69 million in 1999 from $58 million in 1998. Operating profit by segment and a reconciliation to income before income taxes is shown below followed by a review of the results.

                            Segment Operating Profit
                                  (in millions)

                                             Second Quarter        Six Months
                                             1999      1998      1999      1998
                                             ----      ----      ----      ----
Petroleum additives                          $ 20      $ 23      $ 46      $ 40
Tetraethyl lead                                13        14        23        18
                                             ----      ----      ----      ----
Segment operating profit                       33        37        69        58
Corporate unallocated expense                  (6)       (7)      (12)      (13)
Interest expense                               (9)      (10)      (18)      (21)
Other income, net                               3         6         5        22
                                             ----      ----      ----      ----
Income before income taxes                   $ 21      $ 26      $ 44      $ 46
                                             ====      ====      ====      ====

Petroleum Additives Segment
Petroleum additives operating profit was $20 million for the second quarter 1999, which was a 13% decrease from $23 million for the second quarter 1998. This decrease from 1998 levels resulted from the impact of lower selling prices and slightly lower shipments, as previously discussed. Improved MMT earnings and lower raw material costs, as well as favorable foreign exchange partially offset these negative impacts. Second quarter 1999 research, development and testing expenses, as well as selling, general, and administrative (SG&A) expenses, were about even with the second quarter 1998 reflecting our ongoing cost control efforts. SG&A, including research, development and testing expense, as a percentage of net sales increased slightly from 13.9% in 1998 to 14.9% in 1999 reflecting the effect of about even SG&A expenses compared to lower sales revenue.

Petroleum additives six months 1999 operating profit of $46 million included special item income of $7 million from a supply contract amendment. Excluding this, our petroleum additives operating profit was $39 million in 1999 compared to the 1998 level of $40 million. Similarly to the second quarter, lower selling prices and slightly lower shipments negatively affected our six months 1999 operating profit. This was largely offset by the effects of improved MMT earnings, lower raw material costs and favorable foreign exchange. Research, development and testing expenses for six months 1999 were down slightly from 1998 levels, while selling, general, and administrative expense was down about 2% for six months 1999. Despite lower expenses, SG&A, including research, development and testing expense, as a percentage of net sales was 14.4% for six months 1999 as compared to 14.1% for six months 1998 reflecting the reduction in sales revenue.

TEL Segment
Our TEL operating profit for the second quarter of 1999 amounted to $13 million and included $14 million from the marketing agreements with Octel. In comparison, the second quarter 1998 operating profit was $14 million. Shipping patterns and timing of orders caused the slight decrease.

Six months 1999 operating profit was $23 million and included $28 million from the marketing agreements. Ethyl's six months 1998 TEL operating profit was $18 million. The higher 1999 results reflect the effectiveness of the marketing agreements with Octel, as well as an unusually low 1998 first quarter resulting from shipping patterns and timing of orders.

Included in 1999 TEL results are the cost of certain facilities that are not allocable to the marketing agreements with Octel.


The following discussion references the Consolidated Financial Statements beginning on page 3.

Special Items:
The special item of $7 million for six months 1999 was the supply contract amendment that we reviewed in the petroleum additives segment operating profit discussion. The special charges for both 1998 periods primarily reflects about $4 million for the second quarter 1998 enhanced retirement offer and elimination of certain positions.

Interest and Financing Expenses:
In the second quarter 1999, interest and financing expenses were $9 million as compared to $10 million in 1998. This 10% decrease reflects lower average debt outstanding, as well as a lower effective interest rate. These factors resulted in a decrease of $1 million each in expense that was partially offset by slightly higher amortization and fees.

Our six months 1999 interest and financing expenses also reflect both lower average debt outstanding and a lower effective interest rate. This resulted in a 14% decrease to $18 million in 1999 from $21 million in 1998. The lower average debt contributed $2 million of the decrease, as did the lower effective interest rate. Higher amortization and fees partially offset these decreases.

Other Income, Net:
Other income, net totaled $1 million in the second quarter of 1999 compared to $9 million in 1998. Second quarter 1998 consisted primarily of a gain of about $10 million on the sale of a nonoperating asset. The 1999 amount did not include any individually material items.

Other income, net for the six months 1999 was $2 million as compared to $22 million for six months 1998. The 1998 total was primarily interest income on a favorable tax settlement with the Internal Revenue Service of $8 million, as well as a gain of $15 million on the sale of nonoperating assets. The 1999 amount did not include any individually material items.

Income Taxes:
Income tax expense was $8 million for the second quarter 1999 and $10 million for the second quarter 1998. The decrease of $2 million mostly reflected a 21% decrease in our income before income taxes. The effective income tax rate was essentially even at 36.7% in 1999 compared to 36.6% in 1998.

The six months income tax expense was $15 million in 1999 and $16 million in 1998. A 4% reduction in income before income taxes contributed to the $1 million decrease in income taxes. However, the 35.0% effective income tax rate in 1999 was slightly higher than the 34.5% rate in 1998. The lower rate in 1998 reflected the benefit on the settlement of income tax issues.

Net Income:
Because of the items discussed above, second quarter net income was $13 million ($.16 per share) in 1999 and $17 million ($.20 per share) in 1998. These results reflect lower corporate selling, general, and administrative expenses for second quarter 1999 as compared to second quarter 1998. The 1998 results included a net benefit of $4 million ($.04 per share) related to several nonrecurring items. Excluding the nonrecurring items, our second quarter 1999 results were about even with 1998.

Ethyl's net income for six months 1999 was $29 million ($.34 per share) as compared to $30 million ($.36 per share) for six months 1998. The six months 1999 net income reflects a reduction in corporate selling, general, and administrative expenses from six months 1998 levels. Nonrecurring income of almost $5 million ($.05 per share) for the supply contract amendment was included in 1999. The nonrecurring items in 1998 amounted to a net benefit of $13 million ($.15 per share). Excluding the nonrecurring items, our 1999 earnings were $24 million ($.29 per share). The 1998 results, excluding nonrecurring items, were $17 million ($.21 per share).

A summary of earnings and earnings per share, both including and excluding, the non-recurring items is shown below:

                                          (In millions except per share amounts)
                                                Second Quarter   Six Months
                                                  1999   1998    1999   1998
Net income:
  Earnings excluding
     nonrecurring items                          $ 13   $ 13     $ 24   $ 17
  Nonrecurring items (a)                            -      4        5     13
                                                 ----   ----     ----   ----
         Net income                              $ 13   $ 17     $ 29   $ 30
                                                 ====   ====     ====   ====

Basic and diluted earnings per share:
   Earnings excluding
       nonrecurring items                        $.16   $.16     $.29   $.21
   Nonrecurring items (a)                           -    .04      .05    .15
                                                 ----   ----     ----   ----
       Net income                                $.16   $.20     $.34   $.36
                                                 ====   ====     ====   ====

(a)Nonrecurring items after income taxes:
      Supply contract amendment                  $  -   $  -     $  5   $  -
      Gain on sales of
        nonoperating assets                         -      6        -     10
      Enhanced retirement
        offer and staff reduction                   -     (2)       -     (2)
      Tax settlement with
         Internal Revenue Service                   -      -        -      6
      Other                                         -      -        -     (1)
                                                 ----   ----     ----   ----
                                                 $  -   $  4     $  5   $ 13
                                                 ====   ====     ====   ====

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 1999 totaled $4 million, which was a decrease of about $4 million since December 31, 1998. Our cash flows were more than sufficient to cover operating activities during the 1999 period. Cash flows from operating activities for the six months of 1999 were $42 million. This, as well as cash on hand of over $4 million and other proceeds of about $3 million, was used to make principal payments on long-term debt of $30 million, pay dividends of $10 million, and fund capital expenditures of $8 million. We anticipate that cash provided from operations will continue to be sufficient to cover operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to our shareholders.

Ethyl has combined current and noncurrent long-term debt of $529 million at June 30, 1999 compared to $559 million at December 31, 1998. This decrease of $30 million represents repayments of $15 million on our term loan and on our revolving loan.

On February 18, 1999, our $29 million note payable to Texaco Inc. was assigned by Texaco to a syndicate of investors at face value. At the same time, the maturity date was amended to December 15, 1999. Because we have the ability and intent to refinance this obligation on a long-term basis at maturity, it is classified as long-term debt.

As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 74% at the end of 1998 to 71% at June 30, 1999.

We expect our capital spending during 1999 to be moderately lower than 1998 reflecting the completion of the construction and expansion following the Texaco Additives acquisition. Ethyl will continue to finance capital spending through cash provided from operations.

Our working capital at June 30, 1999 was $195 million resulting in a current ratio of 2.07 to 1. At December 31, 1998, the working capital was $214 million and the current ratio was 2.20 to 1. The reduction in working capital and the current ratio reflects a decrease in cash and inventories, as well as an increase in the current portion of long-term debt. Partially offsetting these, was an increase in the receivable from the TEL marketing agreement services and a reduction in accounts payable.

Year 2000 Readiness Disclosure

-------------------------------------------------------------------------------
The Year 2000 statement in this communication is being designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.
-------------------------------------------------------------------------------

We continue aggressively addressing and making solid progress on the Year 2000 problem. It is a global effort covering information systems, process control systems, and embedded controllers. Ethyl's senior management and board of directors place a high priority on and have approved the necessary funding to complete the Year 2000 compliance effort. Our Year 2000 manager coordinates this initiative and provides senior management with regular status updates.

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

The inventory and assessment phases are 100% complete, while the remediation and testing phases are approximately 95% complete. We expect remediation and testing will be completed in the third quarter 1999.

We enhanced our Year 2000 readiness when we converted all mainframe systems to modern client server systems over the last several years. This included implementation of SAP R/3, PeopleSoft, and other commercial and desktop software, all of which are represented to be Year 2000 compliant.

During 1998, we contracted with an independent third party, which provided assistance with the review of manufacturing systems and embedded controllers. In addition, Ethyl engaged another independent third party to perform a status review of our company-wide Year 2000 program. This independent third party performed a follow-up review of our company-wide program in June 1999. We are using the results to enhance and focus our Year 2000 efforts.

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

Costs
Ethyl's costs associated with Year 2000 compliance were $800 thousand in the second quarter 1999 and $1 million for the six months 1999. This brings the total costs incurred since January 1, 1998 to about $2 million. The costs are low because we completed the majority of our compliance effort through systems implementation over the last several years. We estimate remaining costs in 1999 to be around $1 million. Cash from operations will cover these costs. Of the remaining estimated costs, all but $200 thousand will be capitalized. The noncapitalized costs represent less than 5% of our information technology operating budget. Our emphasis on Year 2000 readiness has not seriously delayed any of Ethyl's other mission critical programs.

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

Nonetheless, there is no guarantee that there will not be a material failure of a critical system or those of a supplier or customer. A material failure could have an adverse impact on our business, operations, or financial condition. In consideration of these risks, we have determined that the most reasonably likely worst case scenario is delays in the distribution of products or in the receipt of materials.

We primarily use the railroads to ship product to our customers and receive raw materials to our production facilities. Our most reasonably likely worst case scenario involves the potential for railroads to experience problems in tracking and routing railcars due to the loss of information, as well as problems in communications between the rail companies. These potential problems could result in the railroads needing several weeks to identify and route railcars, therefore affecting our ability to supply our customers and production facilities.

Contingency Plan
As part of our contingency plan, we have addressed this most reasonably likely worst case scenario. This aspect of the contingency plan is being coordinated by our logistics group and includes:

     1. Ensuring enough supply of critical products for key customers at the usage sites to allow for two weeks of no railroad deliveries.
     2.   Minimizing materials in transit on the railroads at 1/1/2000.
     3. Documenting, just before 1/1/2000, a listing of our railcars and their location, cargo, and destination.
     4. Converting to truck delivery, in December 1999, any materials that are in short supply.
     5.   Coordinating alternative shipping with our trucking company provider.
     6. Assigning trained personnel to be available on 1/1/2000 to address any problem areas that occur.

In addition to our contingency plan to address our worst case scenario, we have further developed plans to address noncompliance of a critical system or those of a supplier or customer. This includes special staff training, stockpiling critical raw materials and inventory, obtaining alternate sources of supply, and scheduling production runs to minimize losses in case of power outages. We expect the plans will be essentially complete by the end of the third quarter. As additional information becomes available, we will continually improve the plan throughout the year.



ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our interest rate risk, marketable security price risk, or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 1998.

Because of additional Japanese Yen forward sale contracts, Ethyl's foreign currency risk has changed from that disclosed in our Form 10-K for the year ended December 31, 1998. At June 30, 1999, we had contracts in the amount of $35 million with maturity dates in 1999 and 2000. With all other variables held constant, a hypothetical 10% adverse change in the June 30, 1999 forward Yen rates would result in a $4 million negative impact in the value of our forward contracts.

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


                                                  ETHYL CORPORATION
                                                   (Registrant)



Date: August 4, 1999                              By:  s/ J. Robert Mooney
                                                  ------------------------
                                                  J. Robert Mooney
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date: August 4, 1999                              By:  s/ Wayne C. Drinkwater
                                                  ---------------------------
                                                  Wayne C. Drinkwater
                                                  Controller
                                                  (Principal Accounting Officer)