Form 10-Q
period 1999-09-30
ETHYL CORP
filed 1999-11-01
CIK 33656

                                                           Page 1 of 20 pages

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

For Quarter Ended September 30, 1999           Commission File Number 1-5112

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

       Yes   X                              No ___

Number of shares of common stock, $1 par value, outstanding as of October 31, 1999: 83,465,460.

                                ETHYL CORPORATION




                                   I N D E X
                                                                     Page
                                                                    Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Consolidated Statements of Income - Three Months
        and Nine Months Ended September 30, 1999 and 1998              3

    Consolidated Balance Sheets - September 30, 1999 and
        December 31, 1998                                             4-5

    Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1999 and 1998                  6

    Notes to Financial Statements                                     7-9

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                   10-17

  ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                              18


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                      19

      ITEM 6.  Exhibits and Reports on Form 8-K                       19

SIGNATURE                                                             20


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                       ETHYL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                  Three Months Ended     Nine Months Ended
                                                     September 30          September 30
                                                 --------------------   -------------------
                                                     1999       1998       1999       1998
                                                  --------   --------   --------   --------
Net sales                                         $216,637   $285,282   $628,193   $756,466
Cost of goods sold                                 163,920    200,256    483,362    550,775
                                                   -------    -------    -------    -------
   Gross profit                                     52,717     85,026    144,831    205,691

TEL marketing agreements services                   15,649          -     43,286          -

Selling, general and administrative expenses        16,797     19,554     52,757     58,780
Research, development and testing expenses          16,291     16,718     47,798     49,256
Special items income                                     -      9,817      7,200      4,885
                                                   -------    -------    -------    -------
   Operating profit                                 35,278     58,571     94,762    102,540

Interest and financing expenses                      9,011     10,072     26,637     30,754
Other (expense) income,  net                        (1,889)       430        153     22,750
                                                   -------    -------    -------    -------
Income before income taxes                          24,378     48,929     68,278     94,536
Income taxes                                         7,686     18,131     23,034     33,879
                                                   -------    -------    -------    -------
Net income                                        $ 16,692   $ 30,798   $ 45,244   $ 60,657
                                                   =======    =======    =======    =======

Basic and diluted earnings per share              $    .20   $    .37   $    .54   $    .73
                                                   =======    =======    =======    =======
Shares used to compute basic and diluted
  earnings per share                                83,465     83,465     83,465     83,465
                                                   =======    =======    =======    =======
Cash dividends per share of common stock          $  .0625   $  .0625   $  .1875   $  .1875
                                                   =======    =======    =======    =======



See accompanying notes to financial statements.




                       ETHYL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                        September 30
                                                                            1999     December 31
                                                                        (unaudited)    1998
                                                                         ----------   ----------
    ASSETS
Current assets:
   Cash and cash equivalents                                             $    7,341   $    8,403
   Accounts receivable, less allowance for doubtful
      accounts ($972 - 1999; $1,386 - 1998)                                 146,532      152,937
   Receivable - TEL marketing agreements services                            32,145       16,954
   Inventories:
      Finished goods and work-in-process                                    144,822      161,480
      Raw materials                                                          22,107       21,328
      Stores, supplies and other                                              8,646        8,968
                                                                         ----------   ----------
                                                                            175,575      191,776
   Deferred income taxes and prepaid expenses                                18,378       21,358
                                                                         ----------   ----------
      Total current assets                                                  379,971      391,428
                                                                         ----------   ----------

Property, plant and equipment, at cost                                      771,033      776,452
   Less accumulated depreciation and amortization                           429,391      400,426
                                                                         ----------   ----------
      Net property, plant and equipment                                     341,642      376,026
                                                                         ----------   ----------

Other assets and deferred charges                                           172,206      182,785
Goodwill and other intangibles, net of amortization                         104,779      115,305
                                                                         ----------   ----------
Total assets                                                             $  998,598   $1,065,544
                                                                         ==========   ==========




See accompanying notes to financial statements.






                                                             September 30
                                                                 1999        December 31
                                                             (unaudited)        1998
                                                              ----------      ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $    61,645    $    82,369
    Accrued expenses                                              52,469         48,496
    Dividends payable                                              5,217          5,217
    Long-term debt, current portion                               67,008         26,965
    Income taxes payable                                          16,074         14,519
                                                             -----------    -----------
        Total current liabilities                                202,413        177,566
                                                             -----------    -----------

Long-term debt                                                   431,711        531,859
Other noncurrent liabilities                                      93,964         98,321
Deferred income taxes                                             61,698         70,796

Shareholders' equity
      Common stock ($1 par value)
               Issued - 83,465,460 in 1999 and 1998               83,465         83,465
      Accumulated other comprehensive loss                       (13,388)        (5,604)
      Retained earnings                                          138,735        109,141
                                                             -----------    -----------
                                                                 208,812        187,002
                                                             -----------    -----------

Total liabilities and shareholders' equity                   $   998,598    $ 1,065,544
                                                             ===========    ===========



See accompanying notes to financial statements.














                       ETHYL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30
                                                                          --------------------
                                                                             1999      1998
                                                                           -------     -------
Cash and cash equivalents at beginning of year                            $  8,403    $ 18,162
                                                                           -------     -------

Cash flows from operating activities:
  Net income                                                                45,244      60,657
  Adjustments to reconcile net income to cash flows from
    operating activities:
     Depreciation and amortization                                          49,303      46,561
     Deferred income taxes (decrease) increase                              (1,178)     10,822
     Prepaid pension cost                                                  (10,675)     (8,610)
     Gain on sale of certain nonoperating assets                                 -     (14,631)
     Special charge                                                              -       3,986
     Working capital decrease (increase)                                     5,848     (17,372)
     Other, net                                                             (4,640)       (386)
                                                                           -------     -------
       Cash provided from operating activities                              83,902      81,027
                                                                           -------     -------

Cash flows from investing activities:
  Capital expenditures                                                     (10,580)    (19,429)
  Proceeds from sale of certain assets                                       2,650      25,562
  Other, net                                                                    72        (407)
                                                                           -------     -------
       Cash (used in) provided from investing activities                    (7,858)      5,726
                                                                           -------     -------

Cash flows from financing activities:
  Repayment of long-term debt                                              (60,000)    (78,000)
  Cash dividends paid                                                      (15,650)    (15,650)
  Other, net                                                                (1,456)       --
                                                                           -------     -------
       Cash used in financing activities                                   (77,106)    (93,650)
                                                                           -------     -------

Decrease in cash and cash equivalents                                       (1,062)     (6,897)
                                                                           -------     -------

Cash and cash equivalents at end of period                                $  7,341    $ 11,265
                                                                           =======     =======


Supplemental investing and financing non-cash transactions
     Assignment of note payable by Texaco Inc.                            $ 29,208    $      -
     Increase in intangibles related to the recognition of a portion of the contingent note payable to Texaco Inc. (Including
       deferred interest costs of $3,798)                                 $      -    $(31,923)
     Recognition of portion of contingent note payable to Texaco Inc.     $      -    $ 28,125

See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of September 30, 1999, as well as the consolidated results of operations and the consolidated cash flows for the nine-months ended September 30, 1999 and 1998. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 1998 Annual Report and Form 10-K. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3.   Long-term debt consists of the following:  September 30,     December 31,
                                                    1999              1998
                                                    ----              ----


     Variable-rate bank loans                   $ 445,000          $ 505,000
     Note payable to syndicate of investors        29,308                  -
     Note payable to Texaco Inc.                        -             29,308
     Medium-term notes due through 2001            20,250             20,250
                                                ---------          ---------
       Total long-term debt                       494,558            554,558
       Obligations under capital lease              4,287              4,476
          Less unamortized discount                  (126)              (210)
                                                ---------          ---------
       Net long-term debt                         498,719            558,824
          Less current portion                    (67,008)           (26,965)
                                                ---------          ---------
       Long-term debt                           $ 431,711          $ 531,859
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


4.   The components of comprehensive income consist of the following:

                                                                Three Months Ended      Nine Months Ended
                                                                   September 30            September 30
                                                               --------------------    --------------------
                                                                  1999        1998        1999        1998
                                                               --------    --------    --------    --------
     Net income                                                $ 16,692    $ 30,798    $ 45,244    $ 60,657
     Other comprehensive income (loss), net of tax
        Unrealized (loss) on marketable equity securities          (730)       (432)       (663)     (8,198)
        Foreign currency translation adjustments                  4,057       3,115      (5,316)      1,046
        Unrealized (loss) on derivative instruments              (2,684)          -      (1,805)          -
                                                               --------    --------    --------    --------
     Other comprehensive income (loss)                              643       2,683      (7,784)     (7,152)
                                                               --------    --------    --------    --------
     Comprehensive income                                      $ 17,335    $ 33,481    $ 37,460    $ 53,505
                                                               ========    ========    ========    ========


     The components of accumulated other comprehensive income (loss) consist of the following:

                                                                       September 30,     December 31,
                                                                           1999              1998
                                                                        ----------        ----------
      Unrealized gain on marketable equity securities                    $   2,158        $   2,821
      Foreign currency translation adjustments                             (11,074)          (5,758)
      Unrealized (loss) on derivative instruments                           (1,805)               -
      Minimum pension liability adjustment                                  (2,667)          (2,667)
                                                                         ---------         --------
           Accumulated other comprehensive (loss)                        $ (13,388)       $  (5,604)
                                                                         =========         ========

5. The special item income for nine months 1999 consists of the $7.2 million benefit from a first quarter supply contract amendment. The special items income of $4.9 million in 1998 included a net benefit of $8.9 million ($9.8 million occurred in the third quarter) from the settlement with the Canadian government offset by a second quarter 1998 charge of about $4 million for an enhanced retirement offer. The offer covered a voluntary early retirement program and severance and termination benefits affecting 40 employees. The positions eliminated were administrative and support functions.

6. Other income, net for the nine-month period ended September 30, 1998 included interest income on a favorable tax settlement with the Internal Revenue Service of $7.9 million in the first quarter. We also recorded gains on the sales of nonoperating assets of $14.6 million during the first and second quarters of 1998.

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

     We recorded an unrealized loss, net of tax, of $1.8 million in accumulated other comprehensive income to recognize all derivatives, at fair value, as of the balance sheet date.


8. From time to time, we become involved in routine litigation that is incidental to our business. We are not a party to any pending litigation proceedings that are expected to have a materially adverse effect on our results of operations or financial condition.

     Ethyl has been served as one of a number of defendants in two cases filed in the Circuit Court for Baltimore City, Maryland on September 22, 1999, claiming damages attributable to lead. Both cases have the same seventeen defendants. They are styled Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield seeks recovery for property damage from lead paint, which Ethyl never produced or distributed, and Smith is for personal injuries for six children from lead exposure from lead paint and dust from tailpipe emissions from leaded gasoline. Ethyl has strong defenses and will defend these cases vigorously.

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

Results of Operations

Net Sales:
Our consolidated net sales for the third quarter of 1999 amounted to $217 million, representing a reduction of 24% from the 1998 level of $285 million. Ethyl's nine months 1999 consolidated net sales of $628 million were 17% below nine months 1998. Consolidated net sales for the third quarter and nine months 1999 are lower than the same periods last year primarily reflecting the change in reporting TEL sales as well as lower petroleum additives net sales.
The table below shows our consolidated net sales by segment.

                              Net Sales By Segment
                                  (in millions)

                             Third Quarter                    Nine Months

                          1999           1998             1999            1998
                          ----           ----             ----            ----
Petroleum additives       $206           $230             $609            $652
Tetraethyl lead             11             55               19             104
                          ----           ----            -----            ----
Consolidated net sales    $217           $285             $628            $756
                          ====           ====             ====            ====




Petroleum Additives Segment
Petroleum additives net sales in the third quarter 1999 of $206 million were down $24 million or 10% from $230 million in 1998. Continuing pricing pressures resulted in a reduction in third quarter sales of about $13 million as compared to the same 1998 period. In addition, lower volumes shipped caused the remaining $11 million reduction in net sales.

The nine months petroleum additives net sales of $609 million were down $43 million or 7% from 1998 sales of $652 million. Lower selling prices reduced net sales by $35 million compared to the same 1998 period. Slightly lower shipments resulted in a $8 million reduction in sales.

TEL Segment
Beginning October 1, 1998, all tetraethyl lead sales under the TEL marketing agreements with The Associated Octel Company Limited (Octel) are made by or on behalf of Octel and are not recorded as sales by Ethyl. Consequently, TEL net sales of $11 million in the third quarter 1999 and $19 million for the nine months 1999 represented sales made by Ethyl in territories not covered by the agreements with Octel. Third quarter 1998 TEL net sales of $55 million and nine months net sales of $104 million represented our worldwide TEL net sales for those periods in 1998 prior to the marketing agreements.


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

Combined segment operating profit in the third quarter of 1999 was $38 million. Third quarter 1998 segment operating profit was $64 million and included a nonrecurring item of $10 million from a settlement with the Canadian government. Excluding this nonrecurring item, combined segment operating profit was down 30% from 1998 levels.

Nine month combined segment operating profit for 1999 amounted to $107 million compared to $122 million for the same period in 1998. Excluding nonrecurring items, combined segment operating profit for nine months 1999 was down 12% compared with the same period last year. Operating profit by segment and a reconciliation to income before income taxes is shown below followed by a review of the results.

                            Segment Operating Profit
                                  (in millions)

                                   Third Quarter              Nine Months
                                1999           1998       1999          1998
                                ----           ----       ----          ----
Petroleum additives before
   nonrecurring items           $ 22           $ 29       $ 61          $ 71
Nonrecurring items                 -             10          7             9
                                ----           ----       ----          ----
   Total Petroleum additives      22             39         68            80
Tetraethyl lead                   16             25         39            42
                                ----           ----       ----          ----
Segment operating profit          38             64        107           122
Corporate unallocated expense     (6)            (6)       (17)          (19)
Interest expense                  (9)           (10)       (27)          (30)
Other income, net                  1              1          5            22
                                ----           ----       ----          ----
Income before income taxes      $ 24           $ 49       $ 68          $ 95
                                ====           ====       ====          ====

Petroleum Additives Segment
Petroleum additives operating profit was $22 million for the third quarter 1999. Third quarter 1998 was $39 million and included nonrecurring item income of $10 million from a settlement with the Canadian government. Excluding the nonrecurring item income, operating profit decreased about 24% from 1998 levels. This decrease resulted from the impact of lower selling prices and shipments, as well as an unfavorable foreign exchange effect. While we have begun to see recent significant increases in raw material costs, the overall raw material costs for product shipped in the third quarter 1999 was lower than the same period in 1998. Third quarter 1999 research, development and testing expenses, as well as selling, general, and administrative (SG&A) expenses, were about even with the third quarter 1998 reflecting our ongoing cost control efforts. However, as a percentage of net sales, SG&A, including research, development and testing expense, increased from 12.9% in 1998 to 14.3% in 1999 reflecting the effect of about even SG&A expenses compared to lower sales revenue.

Petroleum additives nine months 1999 operating profit of $68 million included nonrecurring item income of $7 million from a supply contract amendment. Nine months 1998 operating profit of $80 million included nonrecurring item income of $9 million from a settlement with the Canadian government. Excluding the nonrecurring items, our petroleum additives operating profit was $61 million in 1999 compared to the 1998 level of $71 million. Similarly to the third quarter, lower selling prices and slightly lower shipments negatively affected our nine months 1999 operating profit. Partially offsetting these were the effects of improved MMT earnings and lower raw material costs. However, as previously discussed, raw material costs have begun to increase. Research, development and testing expenses for nine months 1999 were down about 3% from 1998 levels, while selling, general, and administrative expenses were up 1% for nine months 1999. Despite combined lower expenses, SG&A, including research, development and testing expenses, as a percentage of net sales, were 14.4% for nine months 1999 as compared to 13.6% for nine months 1998 reflecting the reduction in sales revenue.

TEL Segment
Our TEL operating profit for the third quarter of 1999 amounted to $16 million and included $15 million from the marketing agreements with Octel. In comparison, the third quarter 1998 operating profit was $25 million reflecting unusually high shipments due to shipping patterns. Nine months 1999 operating profit was $39 million compared with nine months 1998 TEL operating profit of $42 million reflecting the declining lead market. Ethyl's nine month 1999 results included $43 million from the marketing agreements.

Included in 1999 TEL results are the costs of certain facilities that are not allocable to the marketing agreements with Octel.

The following discussion references the Consolidated Financial Statements beginning on page 3.

Special Items:

The special item for the third quarter 1998 of about $10 million (net of expenses) related to the settlement with the Canadian government. The settlement with the Canadian government was to reimburse the Company for a portion of its legal cost and lost profits following the repeal of the 1997 ban on the importation and interprovincial trade of methylcyclopentadienyl manganese tricarbonyl (MMT). The special item of $7 million for nine months 1999 was the supply contract amendment as noted in the petroleum additives segment operating profit discussion. Nine months 1998 includes income of about $9 million (net of expenses) from the Canadian settlement, as well as a charge of about $4 million for the second quarter 1998 enhanced retirement offer and elimination of certain positions.

Interest and Financing Expenses:
In the third quarter 1999, interest and financing expenses were $9 million as compared to $10 million in 1998. This $1 million decrease primarily reflects lower average debt outstanding.

Our nine months 1999 interest and financing expenses reflect both lower average debt outstanding and a lower effective interest rate. These resulted in a 13% decrease to $27 million in 1999 from $31 million in 1998. The lower average debt contributed $3 million of the decrease, while the lower effective interest rate caused a $2 million decrease. Higher amortization and fees of about $1 million partially offset these decreases.

Other Income (Expense), Net:
Other income (expense), net totaled $2 million expense in the third quarter of 1999 compared to $400 thousand income in 1998.

Other income, net for the nine months 1999 was $153 thousand as compared to $23 million for nine months 1998. The 1998 total was primarily interest income on a favorable tax settlement with the Internal Revenue Service of $8 million, as well as a gain of $15 million on the sale of nonoperating assets.

Income Taxes:
Income tax expense was $8 million for the third quarter 1999 compared to $18 million for the third quarter 1998. The decrease of $10 million primarily reflected a 50% decrease in our income before income taxes resulting in about $9 million lower income tax expense. In addition, the third quarter 1999 effective income tax rate of 31.5% was lower than the 37.1% rate for the same period in 1998 which resulted in about $1 million lower taxes. The lower 1999 rate reflected the recognition of certain income tax benefits.

The nine months income tax expense was $23 million in 1999 and $34 million in 1998. A 28% reduction in income before income taxes contributed to the decrease in income taxes of $9 million, as did a slightly lower effective income tax rate in 1999, which reduced taxes $2 million. The nine month 1999 effective rate of 33.7% reflected the recognition of certain income tax benefits. The nine months 1998 effective rate was 35.8%.

Net Income:
As a result of the items previously discussed, third quarter 1999 net income was $17 million or 20 cents per share. Net income for the third quarter 1998 amounted to $31 million or 37 cents per share. Excluding nonrecurring items, third quarter 1998 earnings amounted to $25 million or 30 cents per share.

Ethyl's net income for nine months 1999 was $45 million or 54 cents per share compared to $61 million or 73 cents per share for nine months 1998. The nine months 1999 net income reflects a reduction of $2 million in corporate general and administrative expenses from nine months 1998 levels. Excluding nonrecurring items, earnings for nine months 1999 amounted to $41 million or 49 cents per share compared with nine months 1998 results of $42 million or 50 cents per share.

A summary of earnings and earnings per share, both including and excluding the nonrecurring items is shown below:

                                                       (In millions except per share amounts)
                                                       Third Quarter              Nine Months
                                                     1999        1998            1999     1998
                                                     ----        ----            ----     ----

Net income:
  Earnings excluding
     nonrecurring items                              $ 17        $ 25            $ 41      $ 42
  Nonrecurring items (a)                                -           6               4        19
                                                     ----        ----            ----      ----
         Net income                                  $ 17        $ 31            $ 45      $ 61
                                                     ====        ====            ====      ====

Basic and diluted earnings per share:
   Earnings excluding
       nonrecurring items                            $.20        $.30            $.49      $.50
   Nonrecurring items (a)                               -         .07             .05       .23
                                                     ----        ----            ----      ----
       Net income                                    $.20        $.37            $.54      $.73
                                                     ====        ====            ====      ====

(a)Nonrecurring items after income taxes:
   Supply contract amendment                         $  -        $  -            $  4      $  -
   Settlement with the Canadian government              -           6               -         6
   Gain on sales of nonoperating assets                 -           -               -         9
   Enhanced retirement offer and
       staff reduction                                  -           -               -        (2)
   Tax settlement with Internal
       Revenue Service                                  -           -               -         6
                                                     ----        ----            ----      ----
                                                     $  -        $  6            $  4      $ 19
                                                     ====        ====            ====      ====



Financial Condition and Liquidity

Cash and cash equivalents at September 30, 1999 totaled $7 million, which was a decrease of about $1 million since December 31, 1998. Our cash flows were more than sufficient to cover operating activities during the 1999 period. Cash flows from operating activities for the nine months of 1999 were $84 million. This, as well as cash on hand of $1 million and other proceeds of about $3 million, was used to make principal payments on long-term debt of $60 million, pay dividends of $16 million, and fund capital expenditures of $11 million. We anticipate that cash provided from operations will continue to be sufficient to cover operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to our shareholders.

Ethyl has combined current and noncurrent long-term debt of $499 million at September 30, 1999 compared to $559 million at December 31, 1998. This decrease of $60 million represents repayments of $40 million on our revolving loan and $20 million on our term loan.

On February 18, 1999, our $29 million note payable to Texaco Inc. was assigned by Texaco to a syndicate of investors at face value. At the same time, the maturity date was amended to December 15, 1999. Because we have the ability and intent to refinance this obligation on a long-term basis at maturity, it is classified as long-term debt.

As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 74% at the end of 1998 to 67% at September 30, 1999.

We expect our capital spending during 1999 to be moderately lower than 1998 reflecting the completion of the construction and expansion following the Texaco Additives acquisition. Ethyl will continue to finance capital spending through cash provided from operations.

Our working capital at September 30, 1999 was $178 million resulting in a current ratio of 1.88 to 1. At December 31, 1998, the working capital was $214 million and the current ratio was 2.20 to 1. The reduction in working capital and the current ratio primarily reflects a decrease in inventories, as well as an increase in the current portion of long-term debt. Partially offsetting these, was an increase in the receivable from the TEL marketing agreement services and a reduction in accounts payable.

Year 2000 Readiness Disclosure

--------------------------------------------------------------------------------
The Year 2000 statement in this communication is being designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.
--------------------------------------------------------------------------------

We continue making solid progress on the Year 2000 problem. It is a global effort covering information systems, process control systems, and embedded controllers. Ethyl's senior management and board of directors place a high priority on and have approved the necessary funding to complete the Year 2000 compliance effort. Our Year 2000 manager coordinates this initiative and provides senior management with regular status updates.

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

The inventory, assessment, remediation, and testing phases are essentially complete for our systems. The contingency phase is also complete and we maintain a regular review.

We enhanced our Year 2000 readiness when we converted all mainframe systems to modern client server systems over the last several years. This included implementation of SAP R/3, PeopleSoft, and other commercial and desktop software, all of which are represented to be Year 2000 compliant.

During 1998, we contracted with an independent third party, which provided assistance with the review of manufacturing systems and embedded controllers. In addition, Ethyl engaged another independent third party to perform a status review of our company-wide Year 2000 program. This independent third party performed a follow-up review of our company-wide program in June 1999. We used the results to enhance and focus our Year 2000 efforts.

Ethyl expects our facilities, equipment, and information systems will be fully functional and will operate accurately and without interruption both before and after January 1, 2000. We also expect that our products and services will be available continuously. As part of our remediation and testing phases, we used scheduled plant shutdowns to implement and test Year 2000 upgrades and replacements. Our testing results have been satisfactory. We will continue testing during the rest of the year.

Third Party Readiness
We have relationships with third parties, including customers and suppliers of materials or services, whose noncompliance could have a material effect on our business operations and financial condition. Therefore, our Year 2000 efforts include reviewing the readiness efforts of our mission critical third parties. We have contacted, either through a questionnaire or in person, all of our mission critical third parties. Although this review is an ongoing process, we have currently received no information that indicates any of our critical business partners' Year 2000 results will have a negative impact on our business.

Costs
Ethyl's costs associated with Year 2000 compliance were $600 thousand in the third quarter 1999 and almost $2 million for the nine months 1999. This brings the total costs incurred since January 1, 1998 to about $2.4 million. The costs are low because we completed the majority of our compliance effort through systems implementation over the last several years. We estimate remaining costs in 1999 to be around $400 thousand. These costs are primarily for testing and building control systems. Cash from operations will cover these costs. All of the remaining estimated costs will be capitalized. Our emphasis on Year 2000 readiness has not seriously delayed any of Ethyl's other mission critical programs.

Risks
As part of the assessment phase, we rated the impact of a Year 2000 problem for each mission critical system in terms of probable risk to the business and successful resolution of the issue. Because we have essentially completed all of our Year 2000 efforts and have plans in place for full compliance of all systems, Ethyl believes sufficient time and resources are committed to resolve any remaining Year 2000 issues. We anticipate that internal risks are low and the overall risk of business interruption is minimal.

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

In addition to our contingency plan to address our worst case scenario, we have further developed plans to address noncompliance of a critical system or those of a supplier or customer. This includes special staff training, stockpiling critical raw materials and inventory, obtaining alternate sources of supply, and scheduling production runs to minimize losses in case of power outages. These plans are complete; however, as additional information becomes available, we will continually update the plan throughout the remainder of the year.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our interest rate risk or marketable security price risk from the information provided in our Form 10-K for the year ended December 31, 1998. We have recently begun to experience some raw materials price increases.

Because of additional Japanese Yen forward sale contracts, Ethyl's foreign currency risk has changed from that disclosed in our Form 10-K for the year ended December 31, 1998. At September 30, 1999, we had contracts in the amount of $30 million with maturity dates in 1999 and 2000. With all other variables held constant, a hypothetical 10% adverse change in the September 30, 1999 forward Yen rates would result in about $4 million negative impact in the value of our forward contracts.

                           PART II - Other Information


ITEM 1.   Legal Proceedings

          Ethyl Corporation has been served as one of a number of defendants in two cases filed in the Circuit Court for Baltimore City, Maryland on September 22, 1999, claiming damages attributable to lead. Both cases have the same seventeen defendants. They are styled Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield seeks recovery for property damage from lead paint, which Ethyl never produced or distributed, and Smith is for personal injuries for six children from lead exposure from lead paint and dust from tailpipe emissions from leaded gasoline. Ethyl has strong defenses and will defend these cases vigorously.



ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934,

     the registrant has duly caused this report to be signed on its behalf by the undersigned there- unto duly authorized.


                                                  ETHYL CORPORATION
                                                  (Registrant)



Date:  November 1, 1999                           By:  s/ J. Robert Mooney
                                                  J. Robert Mooney
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  November 1, 1999                           By:  s/ Wayne C. Drinkwater
                                                  Wayne C. Drinkwater
                                                  Controller
                                                  (Principal Accounting Officer)