Form 10-K
period 1999-12-31
ETHYL CORP
filed 2000-03-10
CIK 33656

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5112

ETHYL CORPORATION

Incorporated pursuant to the Laws of the Commonwealth of Virginia

Internal Revenue Service — Employer Identification No. 54-0118820

330 South Fourth Street, P. O. Box 2189, Richmond, Virginia 23218-2189

(804) 788-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2000: $237,658,459.00.*

Number of shares of Common Stock outstanding as of January 31, 2000: 83,465,460.

*In determining this figure, an aggregate of 21,128,815 shares of Common Stock reported in the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on January 31, 2000, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ethyl Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item No.                                                                                                                         Page

Part I
1.    Business..................................................................................................................12-29
2.    Properties............................................................................................................21-23, 53
3.    Legal Proceedings.........................................................................................................28-29
4.    Submission of Matters to a Vote of Security Holders.........................................................................N/A
4a.   Executive Officers of the Registrant.........................................................................................52

Part II
5.    Market for the Registrant's Common Equity and Related Stockholder Matters....................................................51
6.    Selected Financial Data......................................................................................................50
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................12-30
7a.   Quantitative and Qualitative Disclosures about Market Risk................................................................27-28
8.    Financial Statements and Supplementary Data........................................................................ See Item 14
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................N/A

Part III
10.   Directors and Executive Officers of the Registrant............................................................................*
11.   Executive Compensation........................................................................................................*
12.   Security Ownership of Certain Beneficial Owners and Management................................................................*
13.   Certain Relationships and Related Transactions................................................................................*

Part IV
14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (A)(1) Consolidated Statements of Income for each of the three years in the periods ended
                 December 31, 1999, 1998, and 1997.................................................................................31

             Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................................32

             Consolidated Statements of Shareholders' Equity for each of the three years in the periods ended
                 December 31, 1999, 1998, and 1997.................................................................................33

             Consolidated Statements of Cash Flows for each of the three years in the periods ended
                 December 31, 1999, 1998, and 1997.................................................................................34

             Notes to Consolidated Financial Statements.........................................................................35-48

             Management's Report on the Financial Statements....................................................................29-30

             Report of Independent Accountants.....................................................................................49

      (A)(2) Financial Statement Schedules....................................................................................... N/A

      (A)(3) Exhibits........................................................................................see Index to Exhibits 54

      (B) No report on Form 8-K has been filed during 1999.

      (C) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

     *Part  III  will be  incorporated  by  reference  from  the  registrant's  1999 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

ETHYL CORPORATION
Statement of Differences
  The cover sheet and index presented on pages 48 and 49 of the printed document have been repositioned to the front of the electronic document.
  The index to exhibits on page 50 of the printed document has been repositioned for the electronic document.
  The printed Annual Report and Form 10-K contain numerous graphs and photographs not incorporated into the electronic Form 10-K.

About The Company

Ethyl Corporation develops, manufactures, blends, and delivers leading-edge additive technology for fuels and lubricants around the world. Our products and services provide the chemistry that makes fuels burn cleaner, engines run smoother, and machines last longer.

Financial Highlights

(in thousands of dollars except share and per-share amounts)
                                                                                                -----------------
                                                                                                1999         1998
                                                                                                -----------------

OPERATIONS:
    Net Sales:
        Petroleum Additives                                                                    $819,647  $856,910
        Tetraethyl Lead (a)                                                                      24,076   117,280
                                                                                               ------------------
                                                                                               $843,723  $974,190
                                                                                               ==================

    Income After Income Taxes Before Nonrecurring Items                                        $ 50,851   $51,910
    Nonrecurring Income After Income Taxes (b)                                                    4,446    18,669
                                                                                               ------------------
    Net Income                                                                                 $ 55,297   $70,579
                                                                                               ==================

PER COMMON SHARE:
    Basic and Diluted Earnings Per Share:
        Income After Income Taxes Before Nonrecurring Items                                    $    .61   $   .62
        Nonrecurring Income After Income Taxes (b)                                                  .05       .23
                                                                                               ------------------
    Net Income                                                                                 $    .66   $   .85
                                                                                               ==================
Shares Used to Compute Basic and Diluted Earnings Per Share                                      83,465    83,465
                                                                                               ==================

(a) In accordance with the TEL marketing agreements with The Associated Octel Company Ltd., effective October 1,
    1998, all sales under the agreements are recorded by Octel.

(b) Nonrecurring Income (Loss) After Income Taxes:
       Supply Contract Amendment                                                                $ 4,446   $     -
       Enhanced Retirement Offer and Staff Reduction                                                 -     (2,540)
       Gain on Sales of Nonoperating Assets                                                          -      9,487
       Tax Settlement with the Internal Revenue Service                                              -      6,071
       Settlement with the Canadian Government                                                       -      5,651
                                                                                                -----------------
                                                                                                $4,446    $18,669
                                                                                                =================

To Our Fellow Shareholders

Over the past few years, economic and industry factors have heavily impacted the petroleum additives industry. These conditions continued in 1999 and led to unsatisfactory stock performance for Ethyl Corporation. In 1999, we remained focused on improving our long-term position by optimizing our tetraethyl lead (TEL) and petroleum additives operations, generating cash, and paying down debt. Based on these goals, 1999 was a positive year for Ethyl, one of steady performance, steady progress, and few surprises.

We optimized our TEL alliance with Octel. We held our share in the fiercely competitive, high-volume crankcase additives market. MMT had a good year. We expanded our presence in specific world regions and petroleum additives product areas. During the year, Chemical Week magazine cited Ethyl’s operations as the most productive in the industry as measured by sales generated per employee.

In accordance with our TEL strategy, we continued to aggressively reduce costs and efficiently manage the TEL business through the marketing agreements with Octel. We are well positioned for the continued decline of this product. Our TEL business remains profitable and continues to be a significant cash generator.

For petroleum additives, again we faced extreme pricing pressure from the competitive marketplace and the continued industry imbalance of supply and demand. Annual petroleum additives earnings declined yet volumes remained relatively consistent. Industry specifications continued to turn over rapidly and escalate the pace of research. Raw material price increases became more frequent.

Yet, throughout the year, we delivered on our petroleum additives strategy of targeted growth, value-added service, and innovative technology. We realized operational efficiencies that allowed us to control costs while developing numerous new products. We improved our safety, quality, and environmental performance. We successfully achieved targeted growth in the lubricant specialties and fuel additives product lines as well as in the Latin America and Asia Pacific regions. Our innovative approach to global logistics, integrated marketing, and customer technical service helped to differentiate us from our competition.

In late 1999, our petroleum additives business successfully attained a price increase, our first global price increase in nearly four years. While raw material price increases quickly outpaced our own gains, we were very encouraged that the industry supported a price increase in petroleum additives. We anticipate further improvement to the balance of supply and demand as manufacturing capacity is optimized. Overall, the outlook for petroleum additives seems to be improving.

Continued strong cash flow plays a major role in our long-term corporate strategy. Cash provides the foundation from which we manage our business segments effectively, invest appropriately, and build meaningful growth. In 1999, our strong cash position allowed us to reduce our debt another $86 million, reinvest in the business, and pay a solid dividend. In two years we have repaid a total of $210 million of debt. We are pleased to see such significant progress toward our aggressive debt reduction goal.

As we evaluate our options for investment and growth, we do so driven by our responsibility to deliver long-term value to our shareholders. We are determined to increase our financial flexibility as quickly as possible. So for the near term, we will continue to apply our cash to pay down debt while improving our performance in this competitive, challenging industry.

The successes we have achieved can be attributed mainly to one critical factor: the employees of Ethyl Corporation. Throughout 1999, our people delivered exceptional performance. Our employees prove, time and again, that it is their dedication, intelligence, and creativity that distinguish us in the marketplace. They have earned our respect and our most sincere appreciation.

Bruce C. Gottwald
Chairman of the Board
Chief Executive Officer

Thomas E. Gottwald
President
Chief Operating Officer

Operational Excellence

Today, Ethyl covers the globe with three world-class manufacturing plants supported by an additional five smaller facilities. We manufacture complex, custom formulated chemical technology at high utilization, operating some of the most efficient specialty chemical plants in the industry. We pursue operational excellence by focusing on Responsible Care ®, quality improvement, asset management, and resource leverage.

Responsible Care

Ethyl is committed to supporting the principles of the Chemical Manufacturers Association’s (CMA) Responsible Care initiative. While always a top priority in terms of good practice, our commendable safety record drives efficient operations. Over the past several years, our employees have improved Ethyl’s safety and environmental performance. We are proud to be recognized consistently by CMA for our Responsible Care efforts and we were honored to have our Natchez and Sauget facilities admitted into the prestigious Voluntary Protection Program sponsored by the Occupational Safety and Health Administration (OSHA).

Quality Improvement

The backbone of our quality improvement initiative has been to change our manufacturing philosophy from “make-to-specification” to “make-to-target.” In other words, we tightened our manufacturing tolerances. By working to improve product quality, we have increased our percentage of products made “first-time-right” while reducing waste and manufacturing time. Consequently, we have been able to increase capacity, reduce inventory, lower product lead times, and improve customer response.

Asset Management

By focusing on asset management, Ethyl has achieved capacity and operating improvements with minimal capital expense. For example, after an intensive study of how raw material variability impacted manufacturing efficiency, we began selecting raw materials based on obtaining optimal process conditions. We increased production 15% for an individual, high-volume component in Belgium, and we repeated this process in North America, resulting in a 20% production increase there.

Resource Leverage

When we optimized our processes through selective raw material purchase, we did so mindful to maximize our purchasing power. When we improved delivery performance, we did so assisted by partnerships with leading freight companies. When we developed supplier managed inventory programs or e-business systems to support our customers, we did so by combining our internal resources from operations, logistics, and information technology.

The continuing progress we make toward operational excellence comes from our employees taking the responsibility to improve. By finding new ways to enhance safety, quality, and productivity, we create the basis of good customer relationships - value.

“At Ethyl, the priorities of operational excellence include continuous improvement in safety and environmental performance, as well as in product quality, production capacity, and cost management. By consistently delivering on these objectives, we strengthen our relationships with suppliers, customers, and the communities in which we live.”

[PHOTO]

“At Ethyl, we emphasize building long-term relationships that support our customers on many different levels. By becoming experts in our customers’ businesses we provide solutions that bring value, differentiation, and the potential for growth. We benefit most when we provide for our customers’ success.”

[PHOTO]

Targeted Growth

Specialty chemicals are not commodity materials. By definition, specialty chemical companies develop custom compounds that meet very specific performance requirements, often proprietary to individual customers. In terms of petroleum additives, while a given product may seem universal, such as crankcase oil additives, different world regions require distinct performance characteristics within a given product line, often determined by the variation of vehicles or equipment available in the region.

We work very closely with our customers to develop proprietary additive chemistry. Therefore, the foundation of our targeted growth strategy is developing long-term customer relationships. As we determine our growth potential in petroleum additives, we first look to help our customers enhance or expand their own product offerings so we can pursue growth opportunities together. In addition, we target growth in product lines and regions where we are under-represented.

For example, while we currently enjoy a significant presence in crankcase additives around the world, we identify more significant growth opportunities from other product lines such as automatic transmission fluids, gear oil and hydraulic fluid additives, gasoline performance additives, and MMT.

We also continue to identify specific world regions as having good growth potential for Ethyl, including parts of the Far East and Latin America. After years of establishing relationships and building a business foundation, Ethyl opened our Beijing regional sales office in May 1999. Also during the year, we sent one of our most experienced business managers to live and work in India with the charge of strengthening our network there. And, we recently added several new sales and technical support representatives to manage new opportunities in Latin America.

By controlling costs on the corporate side, we have been able to expand in these regions and recruit new people to our talented workforce without a significant increase in costs. It is important to note that the successes we are seeing today are the result of over five years of hard work delivering consistently on our targeted growth strategy. For the past several years, crankcase volumes have remained stable despite competitive pressure and we have seen consistent, moderate increases in fuel additives and lubricant specialties. In addition, customer relationships in the Far East and Latin America are building and growing stronger.

While the growth outlook for the entire petroleum additives industry remains limited, Ethyl is not limited in terms of finding opportunities that are new to us. We are a strong global competitor, committed to finding growth and success in this industry. We are determined to deliver on our targeted growth strategy, and ultimately return that value to our shareholders.

Innovation

Historically in the chemical industry, innovation has been synonymous with research and development (R&D). In the past, new products were the only way to reach new customers or markets. At Ethyl today and in the future, while innovation still begins in the lab, our definition of innovation also includes some of the ways we provide added value for our customers.

In 1999, about half of our petroleum additives sales came from products developed in the last three years. In order to deliver leading-edge global technology at such a fast pace, product management relies on our 24 hour customer technical service (CTS) to facilitate the needed interaction among Ethyl, our customers, and the industry. Ethyl R&D develops products on a global platform, and we support customer product requirements with regional CTS teams. By optimizing use of our mechanical testing facilities in Richmond and Bracknell, in 1999 Ethyl R&D ran more tests at less total cost than the year before.

Another innovative customer approach comes from Ethyl’s global logistics team, which has been very successful developing supplier managed inventory (SMI) systems. We have numerous SMI programs that we manage from a central location. Our global logistics and information technology groups have developed proprietary means to support SMI by combining the power of our enterprise resource program with the expansive communications technology of the Internet. By finding innovative ways to improve the way we do business, we provide additional value to our customers in terms of inventory, time, and total cost.

Ethyl is also finding success by helping our customers reach new and existing markets more effectively. By joining forces and understanding our customers’ marketing focus, we can develop or enhance our technology to meet their needs. In addition, we provide marketing counsel and creative support to position Ethyl technology as a means of differentiation for our customers.

Innovation is critical to our customer focus. We work hard to create new practices to enhance technology, communication, and service. Each and every day, we show our customers that we are committed to delivering more than just a better product. We are in this for the long haul, and we’re making it new and exciting along the way.

“At Ethyl R&D, we maintain our competitive edge by focusing on the right issues. We work proactively with our industry to determine how new hardware or engineering trends will impact fuel and lubricant performance. By understanding new equipment and by targeting specific issues during formulation, development, and testing, we help our customers effectively meet the needs of the end use consumer.”

[PHOTO]

Review of Operations

SAFETY

As a leader in the Chemical Manufacturers Association’s Responsible Care ® initiative, Ethyl is committed to delivering safety performance in the top 10% of all CMA companies. In the past five years, we have improved our overall safety performance for which we have received a number of awards from CMA, the National Petrochemical and Refiners Association, the Occupational Safety and Health Administration, and the Canadian Chemical Producers Association.

In keeping with our leading commitment to Responsible Care, Ethyl was one of the first CMA companies to successfully complete a management systems verification or MSV. The MSV program is a voluntary process in which we invite a third party assessment of our status and improvement in the area of Responsible Care. A community member of the Ethyl verification team stated, “after participating in those panels, I feel privileged to live near such a safe and responsible company,” referring to our Houston plant.

[PHOTO]

Another important principle of Responsible Care is product stewardship. In 1999, Ethyl was one of the first in CMA to implement a web-based product stewardship program. Global representatives from Ethyl’s health, safety, and environment department teamed up with marketing, communications, and information technology to provide general risk assessment and handling guidelines on a global scale. The result is product stewardship information available from Ethyl 24 hours a day, 7 days a week at www.ethyl.com.

In the year 2000, the CMA will announce new Responsible Care safety goals to which Ethyl will aspire: zero spills involving our products as well as all chemicals we handle; zero reportable process safety incidents; and zero recordable injuries. We look forward to the adoption of these new goals and the challenge of achieving them.

Ethyl’s continuing commitment to safety, environmental excellence, and Responsible Care highlights our goal to remain at the top of CMA safety performance. Safety and environmental responsibility are among our corporate values and they will remain a vital component of Ethyl’s corporate culture.

BUSINESS SEGMENTS

Ethyl reports our business in two distinct segments, TEL and petroleum additives. We divide our business this way due to the operational differences between managing the decline of TEL and realizing our potential in petroleum additives.

[PHOTO]

Tetraethyl Lead (TEL)

TEL is an octane enhancer used in gasoline. The higher the octane in gasoline the better the ignition qualities and operating performance of the fuel. When first introduced in the 1920s, TEL was used to prevent “engine knock,” a condition of poor combustion timing causing loss of engine power. In the 1970s, with the implementation of the Clean Air Act, automakers began including emissions control technology in vehicles. The surface metal of the catalytic converter was deemed incompatible with lead, and as a result, unleaded gasoline became the fuel standard in the U.S. with Canada following shortly thereafter.

To effectively manage the TEL business during its anticipated worldwide decline, in late 1998 Ethyl entered marketing agreements with The Associated Octel Company Limited (Octel) of London, England, for the marketing and sale of TEL outside North America and the European Economic Area. These agreements were fully functional for the entire 1999 year, and we are encouraged by the first full year’s results of operations.

During 1999, we were able to lower our costs and despite a decrease in volume of almost 12%, we were able to minimize the impact on our earnings which declined only 6%. TEL remains a profitable product line as well as a continued strong resource for cash. We anticipate further decline of TEL volumes at 10-15% annually.

Petroleum Additives

Petroleum additives have two general applications, use in lubricants or use in fuels. Therefore we separate our product areas in this fashion, and further delineate individual product lines based on specific application.

Lubricant additives are organic and synthetic chemical components added to lubricants to enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, gear axle, or hydraulic pump. Ethyl lubricant additives are used in oils, fluids, and greases around the world. Ethyl additives are rigorously tested and meet or exceed the most stringent oil industry, government, and original equipment manufacturer (OEM) specifications.

Ethyl sells lubricant additives to major oil marketers and independent lubricant manufacturers around the world.

Lubricant additive technology applications include:

Crankcase

   passenger car engine oils
   light and heavy duty diesel engine oils
   railroad and marine, medium-speed diesel engine oils

Specialties

   automatic transmission fluids
   automotive and commercial gear oils
   hydraulic oils
   industrial lubricants

The large volume crankcase business is an important part of our product offering. While subject to the problems of supply/demand imbalance, our global crankcase business is important to our customer strategy and our own operational efficiency. In 1999 we had another good year of progress focusing on select product and geographic locations. In particular, we were able to grow our business in lubricant specialties and fuel additives and maintain our market position in crankcase.

Fuel additives are chemical components engineered to improve the refining process and performance of gasoline, diesel, and other fuels. Refinery benefits associated with Ethyl fuel additives include an ability to reduce use of crude oil during refining and improve fuel storage properties. Fuel performance benefits include improve fuel ignition, emissions reduction, and protection against deposits for fuel injectors, intake valves and the combustion chamber. In numerous qualification tests, including those to monitor emissions and fleet test performance over the road, Ethyl R&D certifies our fuel additives to some of the most stringent industry, government, and OEM requirements.

Ethyl sells fuel additives worldwide to major fuel marketers and refiners, as well as to independent terminals and other fuel blenders. Fuel additive technology applications include:

   gasolines
   diesel fuels
   aviation fuels
   racing fuels
   power generation fuels
   heating oils

[PHOTO]

The imbalance of supply and demand continued to keep pricing soft in petroleum additives throughout 1999. We were pleased to implement successfully a price increase during the fourth quarter, our first in almost four years.

Overall for petroleum additives, 1999 was another year of progress in a challenging operating environment, capped by an important move in petroleum additives pricing. Ethyl will continue to work closely with our customers to keep technology strong and reduce costs. We have a new program in place to further address crankcase margins. We have a commitment to remain an industry leader in terms of cost efficiency and asset utilization. We will continue to pursue our successful strategy of targeted growth. We are determined to sustain our competitive market position.

DISCUSSION OF EARNINGS

In 1999 we successfully controlled costs, maintained our market position, and improved various product line profits including MMT. Through our marketing agreements with Octel we effectively managed the declining TEL business. Despite these accomplishments, petroleum additives pricing remained weak and resulted in lower sales and operating profit.

Net Sales

Consolidated net sales in 1999 declined from both 1998 and 1997. The table shows our net sales by segment for the last three years.

Included in the table are net sales reported by the petroleum additives segment to Equilon Enterprises LLC, a joint venture of Texaco and Shell, of $118 million in 1999 or about 14% of total net sales. Also, in 1999 the segment had net sales to Pennzoil-Quaker State Company of $102 million or approximately 12% of total net sales. In addition, petroleum additives reported sales to Texaco and its worldwide subsidiaries and affiliates of $143 million in 1998 and $137 million in 1997. Of total net sales, this represented approximately 15% in 1998 and 13% in 1997. The segment also reported net sales to Shell and its worldwide subsidiaries and affiliates of approximately $100 million in 1998, representing 10% of total net sales that year. No other customer accounted for over 10% of Ethyl’s total net sales in any year.

Net Sales By Segment

(in millions of dollars)

                                              1999               1998              1997
                                              ====               ====              ====

Petroleum additives                           $820               $857            $  913
Tetraethyl lead                                 24                117               151
                                              ----               ----            ------
Consolidated net sales                        $844               $974            $1,064
                                              ====               ====            ======

Net sales for the petroleum additives segment in 1999 were 4% lower than 1998 and 10% lower than 1997. These reductions included lower sales of lubricant additives partly offset by stronger sales of fuel additives. While volumes shipped in 1999 were almost even with both 1998 and 1997, the primary cause of lower 1999 sales was price erosion. These competitive pricing pressures reduced our 1999 net sales $45 million compared to 1998 and $111 million compared to 1997. The combined impact of volumes shipped and favorable product mix resulted in an increase in net sales of $8 million compared to 1998 and $18 million compared to 1997.

Beginning October 1, 1998, all sales under the TEL marketing agreements with Octel are made by or on behalf of Octel, and therefore are not recorded as sales by Ethyl. Consequently, our TEL sales in 1999 and the last quarter of 1998 only include those made by Ethyl in territories not covered by the agreements with Octel.

Segment Operating Profit

Ethyl evaluates the performance of petroleum additives and TEL based on segment operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment and amortization of segment intangible assets are included in the operating profit of each segment.

Our 1999 segment operating profit declined 10% from 1998 levels and 22% from 1997 amounts. The table below reports operating profit by segment, as well as reconciliation to income before income taxes for the last three years.

Segment Operating Profit

(in millions of dollars)
                                                           1999          1998          1997
                                                           ================================
Petroleum additives                                        $  85         $  97         $ 96
Tetraethyl lead                                               48            51           75
                                                           -----         -----         ----
     Segment operating profit                                133           148          171
Corporate unallocated expense                                (24)          (27)         (27)
Interest expense                                             (35)          (40)         (26)
Other income (expense), net                                    7            25           (8)
                                                           -----         -----          ----
Income before income taxes                                 $  81         $ 106          $110
                                                            ====          ====          ====
Petroleum Additives Segment

Petroleum additives operating profit in 1999 included a $7 million benefit from a supply contract amendment, while 1998 operating profit included a $9 million benefit from the MMT settlement with the Canadian government. Excluding these nonrecurring items, petroleum additives operating profit decreased 11% from 1998 and 19% from 1997. Compared to both 1998 and 1997, lower selling prices negatively affected our 1999 operating profit.

An increase in fuel additives and lubricant specialties operating profits in 1999 as compared to 1998 and 1997 partly offset lower profits in other areas of petroleum additives. In addition, while petroleum additives volumes were about even in 1999 as compared to the previous two years, the mix of products sold has improved profits slightly, reflecting the sales of higher margin products. Operating profit in 1999 also benefited from our continuing cost controls, including more efficient plant operations.

Our raw material cost during 1999 was lower than in 1998 or 1997. However, during the last half of 1999, raw material cost, especially base oil cost, began to increase significantly. In response, in late 1999 we initiated a price increase. As raw material prices continue to increase in 2000, this cost has more than offset the higher selling prices.

We continue our strong commitment to control costs. Our selling, general, and administrative costs (SG&A) increased only $1 million or 2% when compared to 1998. When compared to 1997, 1999 SG&A costs were $4 million lower. As a percentage of net sales, SG&A and R&D expenses were 14.7% in 1999, 14.0% in 1998, and 14.2% in 1997. Despite lower expenses, the increase in 1999 reflects the effect of lower sales revenue.

Total research, development, and testing expenses (R&D) were $67 million in 1999, as well as in 1998, and $71 million in 1997. Based on the technical accounting definition, R&D expenses were $41 million in 1999, $40 million in 1998, and $42 million in 1997. The decreasing trend in R&D expenses from prior years includes the benefit of running more tests cost effectively in-house. All of our R&D expenses were related to petroleum additives.

[PHOTO]

TEL Segment

TEL operating profit decreased 6% when compared to 1998 and 36% when compared to 1997. These results included operating profit from our marketing agreements with Octel of $54 million in 1999 and $15 million for the three months it was effective in 1998. The decreases reflect the continuing decline of the TEL market. The TEL operating profit also includes our operations and the costs of certain facilities that are not a part of the marketing agreements.

In addition to the marketing agreements with Octel, Ethyl is responding to the declining TEL market by controlling costs. We have reduced the number of our TEL terminals and distribution facilities, as well as reduced staffing.

The following discussion references the Consolidated Statements of Income on page 31.

DISCUSSION OF INCOME AND EXPENSE

Special Items Income, Net

The special item of $7 million in 1999 was for a supply contract amendment in petroleum additives. The 1998 amount included income of $9 million, net of expenses, from the settlement with the Canadian government, as well as a charge of $4 million for the enhanced retirement offer and elimination of certain positions.

Interest and Financing Expenses

Interest and financing expenses were $35 million in 1999, $40 million in 1998, and $26 million in 1997. Compared to 1998, the decrease of about $5 million was primarily the result of lower average debt outstanding. Higher average debt outstanding caused the increase of $9 million when compared to 1997 due to the use of long-term debt to fund the October 1997 common stock repurchase.

Other Income (Expense), Net

Other income, net totaled $600 thousand in 1999. The 1998 total of $25 million income included a $15 million net gain on the sale of nonoperating assets, as well as $8 million of interest income from a favorable tax settlement with the Internal Revenue Service. Other expense, net of $4 million in 1997 was primarily due to $16 million of impairment losses offset by $10 million of gains on sales of nonoperating assets.

Income Taxes

Income taxes were $26 million in 1999, $36 million in 1998, and $33 million in 1997. Of the $10 million decrease when compared to 1998, $8 million was due primarily to the 24% reduction in income before income taxes. The remaining $2 million was the result of a lower effective income tax rate in 1999. The effective tax rate was 31.8% in 1999 while the rate was 33.6% in 1998. The tax rate in 1999 reflected the recognition of certain income tax benefits, while the 1998 rate included the benefit of a tax settlement with the Internal Revenue Service.

When compared to 1997, a 26% reduction in income before taxes contributed $9 million to the reduction in income taxes. This was partially offset by a higher effective tax rate resulting in an additional $2 million of income taxes. A $4 million tax benefit from the sale of our Gent, Belgium subsidiary, as well as the resolution of some income tax issues, resulted in the 1997 effective tax rate of 29.5%.

See Note 17 in the Notes to Consolidated Financial Statements for details of the effective income tax rate.

Net Income

Net income was $55 million or $.66 per share in 1999, $71 million or $.85 per share in 1998, and $78 million or $.71 per share in 1997. Included in net income were nonrecurring items totaling $4 million income or $.05 per share in 1999, $19 million income or $.23 per share in 1998, and $500 thousand expense in 1997. Excluding the nonrecurring items, net income and earnings per share were $51 million or $.61 per share in 1999 compared with $52 million or $.62 per share in 1998, and $78 million or $.71 per share in 1997.

Reflecting our continuing strategy of cost control, net income for 1999 includes a reduction in corporate general and administrative expenses of $3 million when compared to both 1998 and 1997. The earnings per share results for both 1999 and 1998 reflect the October 1997 repurchase of almost 35 million shares, or about 30%, of Ethyl’s common stock, and therefore include the benefit of fewer shares outstanding.

[PHOTO]

Selling, General & Administrative Expense
(1997 - 1999)
[GRAPH]

The following discussion references the Consolidated Statements of Cash Flows on page 34.

DISCUSSION OF CASH FLOW

Ethyl continues to generate strong cash flow. We used our cash to repay $86 million of debt in 1999 and $124 million in 1998.

Ethyl generated cash from operating activities of $128 million in 1999, as compared to $130 million in 1998, and $133 million in 1997. In 1999, we used the cash from operating activities to repay $86 million of long-term debt, pay dividends of $21 million, fund $14 million of capital expenditures, and increase our cash balance $7 million. We also invested about $1 million in the trust covering benefits for certain groups of retired employees.

In 1998, we combined $130 million in cash from operating activities, $10 million cash-on-hand, and $30 million in proceeds from the sale of nonoperating assets. We used this cash to pay down $124 million on our long-term debt, pay dividends of $21 million, and fund capital expenditures of $23 million. We also invested $1 million in a trust, which covers benefits for certain groups of retired employees.

Cash from operating activities totaled $133 million in 1997. We added $296 million in net additional long-term debt, $10 million from the sale of a Belgian subsidiary, $6 million from the sale of nonoperating assets, and $2 million from cash-on-hand. We used these funds to repurchase almost 35 million shares of common stock for $327 million plus related transaction costs of $2 million. In addition, we made dividend payments of $59 million, funded capital expenditures of $43 million, and invested $15 million in a trust covering benefits for certain groups of retired employees.

Cash dividends per common share were $.25 in both 1999 and 1998, and $.50 in 1997. At the time of the stock repurchase, Ethyl’s board of directors reduced the annual dividend from $.50 to $.25 per common share. The lower dividend was effective January 1, 1998, and together with fewer shares outstanding, significantly improved our cash flow.

Ethyl’s management team expects that cash from operations will be sufficient to cover our operating expenses. In addition, we expect to continue reducing our debt in 2000.

FINANCIAL POSITION AND LIQUIDITY

At December 31, 1999, Ethyl had cash and cash equivalents of almost $16 million as compared to $8 million at the end of 1998. At year-end, our working capital was $162 million for 1999 and $214 million for 1998. Working capital, a measure of liquidity, indicates the amount of current assets remaining after covering current liabilities. Expressed differently, the current ratio reflects the dollar amount of current assets available to cover each dollar of current liabilities. For 1999, Ethyl’s current ratio was 1.80 to 1. At year-end 1998, our current ratio was 2.20 to 1. The reduction in working capital and the current ratio primarily reflect the increase in the current portion of long-term debt, as well as decreases in accounts receivable and inventories. A decrease in accounts payable partially offset these negative impacts.

In 1999, our $86 million debt repayment included $20 million on the term loan, $30 million on the revolving credit agreement, $7 million on medium-term notes, and $29 million on other debt. This reduction was partially offset by an increase of $1 million for a capital lease.

Similarly, during 1998, Ethyl repaid $40 million on our term loan, $57 million on the revolving credit agreement, $20 million on the Texaco note, and another $7 million on a medium-term note. A $5 million capital lease and the recording of a $37 million accrual on the Texaco note partially offset the impact of this total $124 million repayment.

As a percentage of total capitalization, Ethyl’s long-term debt, excluding the current portion, decreased from 74% at the end of 1998 to 65% at the end of 1999. Normally, we repay long-term debt with cash from operations as well as with proceeds from occasional sales of business units, plant sites, or other assets.

We expect capital expenditures will be about $20 million in 2000, up from 1999. Similarly, capital spending for environmental and safety projects will be slightly higher than 1999. Ethyl will continue to finance capital spending through cash provided from operations.

RESEARCH AND DEVELOPMENT

Ethyl’s R&D provides the basis for our global petroleum additive technology. Through product development and performance testing, Ethyl R&D provides our customers guidance and support for desired product performance. In 1999, Ethyl R&D performed more internal bench and rig tests than ever before, while keeping R&D costs level with 1998 R&D expenses of $67 million.

In keeping with our targeted growth strategy, most new products in 1999 focused on lubricant specialties and fuel additives, while our crankcase products kept proper pace with customer performance demand. Highlights from some new lubricant specialties include exciting developments in automatic transmission fluids including use in the continuously variable transmission or CVT, and the move from a commodity-driven gear oil market to one now defining itself through performance differentiation.

As OEMs develop new engine technology, many older mechanical concepts are improving to incorporate electronic controls or computer-based monitoring. This is especially true in

[PHOTO]

[PHOTO]

reference to fuel additives, where new computer-based emission control devices can impact everything from exhaust emissions to fuel economy. Ethyl R&D works very closely with engine and component manufacturers to fully understand how new engine design and hardware may impact the performance requirements of lubricants or fuels.

One example is Ethyl’s joint research program with a leading engine component OEM, designed to investigate direct injection gasoline technology. By partnering with this OEM, we can more quickly and more accurately direct our customers on how to develop the fuels of the future. And in turn, we are one step ahead in being able to understand the test requirements that will ultimately be a part of a future specification.

In the petroleum additives industry, R&D remains driven by OEM demand. Ethyl R&D supports our customers’ approaches to satisfying the needs of the industry. Ethyl also employs a number of OEM relationship managers around the world to interact directly with the manufacturers and petroleum industry at large so we can help drive and manage the implementation of changing industry trends.

Ethyl actively protects its inventions, new technologies, and product developments. We currently own approximately 900 issued United States and foreign patents, with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, Ethyl has acquired the rights under patents and inventions of others through licenses. Ethyl’s patent position is strong, aggressively managed, and sufficient for the conduct of our business.

PROPERTIES

Ethyl’s principal operating properties are shown below. Unless indicated, we own the research and development facilities and manufacturing properties, which primarily support the petroleum additives business segment.

Research and Development

Ashland, Virginia (leased)
Bracknell, England
Richmond, Virginia
Tsukuba, Japan (leased)

Manufacturing

Feluy, Belgium
Houston, Texas (also provides TEL storage and distribution)
Natchez, Mississippi
Orangeburg, South Carolina (leased land)
Port Arthur, Texas
Rio de Janeiro, Brazil
Sarnia, Ontario
Sauget, Illinois

Ethyl is incorporated in Virginia and owns its corporate headquarters located in Richmond. We generally lease our regional and sales offices located in a number of areas around the world.

Raw Materials and Product Supply

We believe the sources of chemicals and base oils used in the manufacture and blending of petroleum additives are adequate for our operations. We purchase major raw materials under long-term contracts with multi-source suppliers. We have the following long-term agreements for finished products:

  DSM Copolymer, Inc. supplies olefin copolymer viscosity index improvers
  Octel supplies TEL
  Albemarle Corporation supplies MMT and antioxidants

Production Capacity

As part of our supply optimization plan, in 1997 we replaced and updated some production facilities at Sauget, Natchez, Houston, and Feluy. In 1998, we increased production at the Houston and Sarnia plants. We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates vary with product mix and normal sales swings. Our facilities are well maintained and in good operating condition.

Segment Assets

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation and intangible assets, net of amortization.

Segment Assets and Related Information

(in millions of dollars)

                                                             1999          1998          1997
                                                             ---------------------------------
Segment assets
     Petroleum additives                                      $667        $  720        $  677
     Tetraethyl lead                                            55            82            95
                                                              ----        ------        ------
                                                               722           802           772
Cash                                                            16             8            18
Other accounts receivable                                        4             9            25
Deferred income taxes                                           13            15            18
Prepaid expenses                                                 5             6             4
Other assets and
     deferred charges                                          231           242           243
                                                              ----         -----        ------
          Total assets                                        $991        $1,082        $1,080
          ============                                        ====        ======        ======

Additions to long-lived assets
     Petroleum additives (a)                                  $ 15        $   70        $   54
     Tetraethyl lead                                             -             -             1
     Other long-lived assets                                     1             -             2
                                                              ----        ------        ------
          Total long-lived assets                             $ 16        $   70        $   57
                                                              ====        ======        ======

Depreciation and amortization
     Petroleum additives                                      $ 58        $   57        $   56
     Tetraethyl lead                                             2             2             2
     Other long-lived assets                                     5             4             4
                                                              ----        ------        ------
          Total depreciation and amortization                 $ 65        $   63        $   62
                                                              ====        ======        ======
(a) Petroleum additives additions to long-lived assets include increases in segment intangibles as a result of the recognition of a portion of the note payable to Texaco. The amount of this noncash transaction was $43 million in 1998 and $14 million in 1997.

GEOGRAPHIC AREAS

Ethyl has operations in the United States, Europe, Asia, and Latin America, as well as in Australia and Canada. The economies are stable in most of the countries where we operate. In those countries with more political and economic uncertainty, we generally minimize our risk of loss through U.S. dollar denominated transactions and letters of credit. We also participate in selective foreign currency forward contracts.

[PHOTO]

Ethyl seeks to transact business in foreign countries where it is most likely our earnings can be repatriated or returned to the U.S. in cash. Sales in other areas are normally prepaid or paid through letters of credit. Our foreign customers mainly consist of financially viable government organizations and large companies.

The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the three-year period shown. Except for the United States, no country exceeded 10% of net sales or long-lived assets in any year. Ethyl allocated revenues to geographic areas based on the location to which the product was shipped. The reduction in net sales in 1999 reflected the fact that Ethyl does not record TEL sales made through the marketing agreements with Octel.

Geographic Areas

(in millions of dollars)
                                          1999          1998           1997
                                          ---------------------------------
Net sales
     United States                        $399          $440          $  447
     Foreign                               445           534             617
                                          ----          ----           -----
     Total                                $844          $974          $1,064
                                          ====          ====          ======

Long-lived assets
     United States                        $378          $421           $ 421
     Foreign                                54            70              67
                                          ----          ----           -----
          Total                           $432          $491           $ 488
                                          ====          ====           =====

ENVIRONMENTAL MANAGEMENT

Ethyl operates under policies that comply with federal, state, local, and foreign requirements regarding the handling, manufacture, and use of materials. One or more regulatory agencies may classify some of these materials as hazardous or toxic. Ethyl also complies with all laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in every material respect.

Ethyl spent $14 million in 1999 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $17 million in both 1998 and 1997. The ongoing cost of operations was about $13 million in 1999 and $15 million in each of 1998 and 1997, with the balance representing clean-up, or remediation, and monitoring costs. In the next few years, we expect environmental operating and remediation costs to be slightly higher than in 1999.

On capital expenditures for pollution prevention and safety projects, including costs assigned to other capital projects, we spent $3 million in 1999 and $7 million per year in 1998 and 1997. Over the next few years, we expect capital expenditures for these types of projects to be slightly higher than 1999.

Our estimate of the effects of complying with governmental pollution prevention and safety regulations is subject to:

  potential changes in applicable statutes and regulations
  uncertainty as to the success of anticipated solutions to pollution problems uncertainty as to whether additional expense may prove necessary potential for emerging technology to affect remediation methods and reduce associated costs

Ethyl is subject to the federal Superfund law and similar state laws under which we may be designated as a Potentially Responsible Party (PRP). We may be liable for a share of the costs associated with cleaning up various hazardous waste sites. In all but three cases where Ethyl has been named a PRP, we demonstrated that we were either a de minimis participant or a minor participant. Costs for a de minimis participant are less than $50,000. Costs for a minor participant are less than $300,000.

Almost all Superfund sites, including the two largest, represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology and the proportionate shares of each PRP have been established. The financial viability of the other PRPs is reasonably assured. Ethyl has previously accrued the estimated expense of the remediation and monitoring of these sites. While remediation has been completed at some sites, we expect the remediation and monitoring at other sites, including one of the largest, to continue for an extended time.

In one case, the identification of contaminants and remediation costs is still in process, as are the identification of PRPs and allocation of responsibilities. Although allocation has not yet begun, Ethyl expects to be a minor participant in the ultimate clean-up.

In de minimis PRP matters and in some minor PRP matters, Ethyl generally negotiates a consent decree to pay any apportioned settlement. This relieves us of any further liability as a PRP, except for remote contingencies. In all other PRP matters, Ethyl’s records indicate that unresolved exposures are not material, either individually or collectively, to our financial position or results of operations.

[PHOTO]

Ethyl reviews the status of significant existing or potential environmental issues, including PRP matters. We accrue and expense our proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14 as clarified by the American Institute of Certified Public Accountants Statement of Position 96-1. As necessary, we adjust our accruals based on additional information.

Total gross liabilities for environmental issues at year-end were $38 million for 1999 and $46 million for 1998. We expect to receive insurance reimbursements for a portion of the amounts. As new technology becomes available, we expect accrued amounts may be reduced. While future costs could significantly impact our results of operations, we do not expect these costs to have a material effect on our financial position or liquidity.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 statement in this communication is being designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.

Our Year 2000 project was a global effort covering information systems, process control systems, and embedded controllers. Ethyl’s senior management and board of directors placed a high priority on and approved all of the necessary funding to complete the Year 2000 compliance effort. Our Year 2000 manager coordinated the initiative and provided senior management with regular status updates.

Ethyl invested thousands of hours to ensure a problem-free transition to January 1, 2000 and beyond. We tested almost 1,000 systems within Ethyl to ensure compliance and developed carefully designed plans to manage the changeover to the new year at all of our locations across the world.

Because of our extensive preparations, at January 1, 2000 and thereafter, all of our information systems, equipment, and facilities were fully functional and operated accurately. None of our mission critical third parties had any Year 2000 problems that negatively affected our business operations. There was no interruption to Ethyl’s business because of a Year 2000 issue.

Our Year 2000 effort encompassed both information technology (IT) and non-IT systems including manufacturing and R&D systems, testing equipment, desktop computers, and technical infrastructure. The following phases were part of the initiative:

  inventory - identification of all hardware, software, and processes that are date-aware assessment - determination of Year 2000 compliance of all hardware, software, and processes remediation - correction of any areas which are not compliant testing - review of all hardware, software, and processes for compliance contingency - development of a plan to address our worst case scenarios and risk factors
While all phases are 100% complete, we are continuing to monitor our systems for monthly closings and key dates, including the leap year.

We enhanced our Year 2000 readiness when we converted all mainframe systems to modern client server systems over the last several years. This included implementation of SAP R/3, PeopleSoft, and other commercial and desktop software, all of which were represented to be

Year 2000 compliant. In addition, during 1999 and 1998 we contracted with independent third parties to provide assistance with the review of manufacturing systems and embedded controllers, as well as provide a status review of our company-wide program. We used these results to enhance and focus our Year 2000 efforts.

Third Party Readiness

We have relationships with third parties, including customers and suppliers of materials or services, whose noncompliance could have a material effect on our business operations and financial condition. Therefore, our Year 2000 efforts included reviewing the readiness efforts of our mission critical third parties. Either through a questionnaire or in person, we contacted all of our mission critical third parties. We received no information that indicated any of our critical business partners’ Year 2000 results would have a negative impact on our business. In addition, none reported any Year 2000 incidences.

Cost

Ethyl’s cost associated with Year 2000 compliance was $2 million for 1999. This brings the total cost incurred since January 1, 1998 to about $3 million. The annual non-capitalized cost represent less than 5% of the IT budget. The cost is low because we completed the majority of our compliance effort through systems implementation over the last several years. Our emphasis on Year 2000 readiness did not seriously delay any of Ethyl’s other mission critical programs.

Risks

As part of the assessment phase, we rated the impact of a Year 2000 problem for each mission critical system in terms of probable risk to the business and successful resolution of the issue. We believed that internal risks were low and the overall risk of business interruption was minimal.

Nonetheless, there was no guarantee that there would not be a material failure of a critical system or those of a supplier or customer. A material failure could have had an adverse impact on our business or financial condition. In consideration of these risks, we determined that the most reasonably likely worst case scenario was a delay in the distribution of products or in the receipt of materials.

[PHOTO]

[PHOTO]

We primarily use the railroads to ship product to our customers and receive raw materials at our production facilities. Our most reasonably likely worst case scenario involved the potential for railroads to experience problems in tracking and routing railcars due to the loss of information, as well as problems in communications between the rail companies. These potential problems could have resulted in the railroads needing several weeks to identify and route railcars, therefore affecting our ability to supply our customers and production facilities. While none of these problems occurred, we had a contingency plan in place.

Contingency Plan

As part of our contingency plan, we addressed this most reasonably likely worst case scenario. This aspect of the contingency plan was coordinated by our logistics group and included:

  ensuring enough supply of critical products for key customers at the usage sites to allow for two weeks of no railroad deliveries minimizing materials in transit on the railroads at 1/1/2000 documenting, just before 1/1/2000, a listing of our railcars and their location, cargo, and destination in December 1999, converting to truck delivery any materials that were in short supply coordinating alternative shipping with our trucking company provider assigning trained personnel to be available on 1/1/2000 to address any problem areas that may occur

In addition to our contingency plan to address our worst case scenario, we further developed plans to address noncompliance of a critical system or those of a supplier or customer. These included special staff training, stockpiling critical raw materials and inventory, obtaining alternate sources of supply, and scheduling production runs to minimize losses in case of power outages.

MARKET RISK

Ethyl is exposed to several market risk factors including fluctuations in interest and foreign currency rates, and changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position. We manage these risks through regular operating and financing methods, including the use of derivative financial instruments such as foreign currency forward contracts. Derivative instruments are with major financial institutions and are not for speculative or trading purposes.

The following analysis presents the effect on Ethyl’s earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred on December 31, 1999. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact Ethyl’s business.

Interest Rate Risk

At year-end 1999, we had $474 million of debt, with $455 million of that total at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased 10%, the effect on our earnings and cash flows would be higher interest expense of $3 million. At the end of 1998, $505 million of our $559 million of total debt was at variable interest rates. A 10% hypothetical increase in interest rates in 1998 would have also resulted in higher interest expense of $3 million. A hypothetical 10% decrease in interest rates, holding all other variables constant, would not materially affect the fair value of outstanding debt at either year-end 1999 or 1998.

Foreign Currency Risk

Ethyl sells to customers in foreign markets through our foreign operations, as well as through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, Japanese Yen, Canadian Dollar, and British Pound Sterling.

In the past, Ethyl minimized our foreign currency risk by matching cash flow exposures in major currencies. However, as we consolidated manufacturing operations, that became more difficult. Therefore, in 1999 and 1998, Ethyl entered into forward contracts to minimize the risk of foreign currency denominated sales.

At year-end 1999, we had a series of Japanese Yen forward sale contracts for $24 million to minimize currency exposure from expected cash flows from foreign operations. These contracts all have maturity dates in 2000. With all other variables held constant, a hypothetical 10% adverse change in the December 31, 1999 forward Yen rates would result in about a $3 million negative impact in the value of our forward contracts. At year-end 1998 we had Yen forward sale contracts in the amount of $22 million. A 10% hypothetical adverse change in the December 31, 1998 forward Yen rates would have resulted in a decrease of over $2 million in the value of these contracts.

Raw Material Price Risk

Ethyl is exposed to the risk of increasing raw material prices. When raw material prices increase, we attempt to recover these costs by increasing selling prices. However, if increases in raw material cost outpace the increase in selling price, these costs will have a negative effect on operating profit.

Marketable Security Price Risk

We recorded our marketable securities at year-end 1999, as well as year-end 1998, at a fair value of $20 million, which included net unrealized gains of $4 million. The estimated loss, for both 1999 and 1998, in the fair value of the marketable securities resulting from a hypothetical 10% decrease in price is $2 million. However, since the securities are classified as “available for sale,” any adjustment to fair value is reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows unless the securities are sold.

LITIGATION

Ethyl has been served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, on September 22, 1999. Both cases claim damages attributable to lead and have the same 17 defendants. The cases are Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al.

Cofield seeks recovery for property damage from lead paint, which Ethyl never produced or distributed. Smith is for personal injuries for six children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. Ethyl has strong defenses and we will vigorously defend these cases.

Ethyl and our subsidiaries are involved in other legal proceedings. These legal proceedings are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These actions also include premises asbestos cases and product liability cases. While it is not possible to predict or determine the outcome of such pending proceedings, it is our opinion that Ethyl and our subsidiaries will not experience materially adverse effects on our results of operations or financial condition.

FINANCIAL POLICY

Ethyl Corporation’s Financial Standards

Our goal is to present clearly Ethyl’s financial information to enhance your understanding of our sources of earnings and our financial condition. We also present certain information to comply with the Form 10-K requirements of the Securities and Exchange Commission.

Management’s Report on the Financial Statements

Ethyl prepared the financial statements and related notes on pages 31 through 48 to conform to generally accepted accounting principles. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same is true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in the annual report is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

We maintain a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Written policies and procedures, careful selection and training of qualified personnel, and an internal audit program support Ethyl’s internal control system.

[PHOTO]

The independent certified public accounting firm, PricewaterhouseCoopers LLP (PwC), audited these financial statements in accordance with generally accepted auditing standards. The audit included a review of Ethyl’s internal accounting controls to the extent considered necessary to determine audit procedures.

The audit committee of the board of directors, composed only of independent directors, meets with management, internal business assurance, and PwC to review accounting, auditing, and financial reporting matters. PwC has informed the committee that it has notified the Securities and Exchange Commission (SEC) that there was a delay in the transfer from PwC’s control of certain retirement and other benefits which were due to Ethyl’s Chief Financial Officer as a former partner of Coopers & Lybrand, a predecessor of PwC. These transfers, which should have occurred in November 1997, were completed on February 16, 2000. The SEC has advised Ethyl that because of this delay, PwC was not in compliance with its auditor independence regulations. The SEC has further advised Ethyl that it does not intend to take any action against the company with respect to Ethyl’s financial statements as a result of PwC’s noncompliance. The audit committee has reviewed this situation and has concluded, based on its examination, that the delayed transfer of these benefits did not affect the quality or integrity of PwC’s audits of Ethyl’s financial statements. On the recommendation of the audit committee, the board has designated PwC as Ethyl’s independent accountants, subject to shareholder approval.

Forward-Looking Comments

Some of the information presented in the introductory message and review of operations, constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may focus on future objectives or expectations about future performance and may include statements about trends or anticipated events.

Ethyl believes our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, Ethyl offers no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, a significant rise in interest rates, or changes in the demand for Ethyl’s products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, or the impact of consolidation of the petroleum additives industry.

[PHOTO]

Consolidated Statements of Income

(in thousands of dollars except share and per-share amounts)                            Ethyl Corporation
& Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                     1999                1998                1997
--------------------------------------------------------------------------------------------------------------------------

Net sales                                                                $ 843,723           $ 974,190         $ 1,063,615
Cost of goods sold                                                         649,306             725,018             761,660
                                                                         ----------          ----------         -----------
      Gross profit                                                         194,417             249,172             301,955

TEL marketing agreements services                                           53,993              14,944                   -

Selling, general, and administrative expenses                               72,626              79,387              90,859
Research, development, and testing expenses                                 66,957              67,363              71,172
Special items income, net                                                    7,200               4,885                   -
                                                                         ----------          ----------         -----------
      Operating profit                                                     116,027             122,251             139,924

Interest and financing expenses                                             35,506              40,409              25,668
Other income (expense), net                                                    601              24,519              (4,274)
                                                                         ----------          ----------         -----------

Income before income taxes                                                  81,122             106,361             109,982
Income taxes                                                                25,825              35,782              32,452
                                                                         ----------          ----------         -----------
Net income                                                               $  55,297           $  70,579         $    77,530
                                                                         ==========          ==========         ===========

Basic and diluted earnings per share                                     $     .66           $     .85         $       .71
                                                                         ==========          ==========         ===========

Shares used to compute basic earnings per share                             83,465              83,465             109,793
                                                                         ==========          ==========         ===========

Shares used to compute diluted earnings per share                           83,465              83,465             109,800
                                                                         ==========          ==========         ===========

Cash dividends declared per share of common stock                        $     .25           $     .25         $       .44
                                                                         ==========          ==========         ===========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands of dollars except share amounts)                               Ethyl Corporation
& Subsidiaries
---------------------------------------------------------------------------------------------------------------
December 31                                                                             1999              1998
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $  15,846       $     8,403
    Accounts receivable, less allowance for doubtful accounts
       ($975 in 1999; $1,386 in 1998)                                                 133,291           152,937
    Receivable - TEL marketing agreements services                                     22,655            16,954
    Inventories                                                                       174,792           191,776
    Deferred income taxes                                                              12,575            14,964
    Prepaid expenses                                                                    5,699             6,394
                                                                                    ---------       -----------
       Total current assets                                                           364,858           391,428
                                                                                    ---------       -----------

Property, plant, and equipment, at cost                                               769,307           776,452
    Less accumulated depreciation and amortization                                    436,331           400,426
                                                                                    ---------       -----------
       Net property, plant, and equipment                                             332,976           376,026
                                                                                    ---------       -----------

Other assets and deferred charges                                                     194,383           199,480
Intangible assets, net of amortization                                                 99,163           115,305
                                                                                    ---------       -----------

TOTAL ASSETS                                                                        $ 991,380       $ 1,082,239
                                                                                    =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $  64,945       $    82,369
    Accrued expenses                                                                   53,304            48,496
    Dividends payable                                                                   5,217             5,217
    Long-term debt, current portion                                                    67,088            26,965
    Income taxes payable                                                               12,538            14,519
                                                                                    ---------       -----------
       Total current liabilities                                                      203,092           177,566
                                                                                    ---------       -----------

Long-term debt                                                                        407,134           531,859
Other noncurrent liabilities                                                          102,707           115,016
Deferred income taxes                                                                  63,238            70,796

Shareholders' equity:
    Common stock ($1 par value):
       Issued - 83,465,460 in 1999 and 1998                                            83,465            83,465
    Accumulated other comprehensive loss                                              (11,828)           (5,604)
    Retained earnings                                                                 143,572           109,141
                                                                                    ---------       -----------
                                                                                      215,209           187,002
                                                                                    ---------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 991,380       $ 1,082,239
                                                                                    =========       ===========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(in thousands of dollars except share amounts)                               Ethyl
Corporation & Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                               Common Stock         Additional      Other                   Total
                                         --------------------------  Paid-in    Comprehensive Retained   Shareholders'
                                            Shares       Amounts     Capital    (Loss)Income  Earnings     Equity
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               118,443,835   $ 118,444    $ 2,799    $ (1,888)    $ 320,545   $ 439,900

Comprehensive income:
   Net income                                                                                    77,530      77,530
   Foreign currency translation adjustments                                        (6,231)                   (6,231)
   Unrealized gain on marketable securities                                         9,824                     9,824
                                                                                                         -----------
    Total comprehensive income                                                                               81,123
                                                                                                         -----------
Cash dividends declared ($.4375 per share)                                                      (49,633)    (49,633)
Issuance of restricted stock                    21,620          21        178                                   199
Stock purchased and retired                (34,999,995)    (35,000)    (2,977)                 (289,014)   (326,991)
                                         -------------- ----------- ----------- ------------ ----------- -----------
Balance at December 31, 1997                83,465,460      83,465          -       1,705        59,428     144,598

Comprehensive income:
   Net income                                                                                    70,579      70,579
   Foreign currency translation adjustments                                         2,361                     2,361
   Unrealized gain on marketable
    securities adjustments                                                         (7,003)                   (7,003)
   Minimum pension liability adjustments                                           (2,667)                   (2,667)
                                                                                                         -----------
    Total comprehensive income                                                                               63,270
                                                                                                         -----------

Cash dividends declared ($.25 per share)                                                        (20,866)    (20,866)
                                         -------------- ----------- ----------- ------------ ----------- -----------
Balance at December 31, 1998                83,465,460      83,465          -      (5,604)      109,141     187,002

Comprehensive income:
   Net income                                                                                    55,297      55,297
   Foreign currency translation adjustments                                        (6,779)                   (6,779)
   Unrealized gain on marketable
    securities adjustments                                                           (213)                     (213)
   Minimum pension liability adjustments                                            2,667                     2,667
   Unrealized loss on derivative instruments                                       (1,899)                   (1,899)
                                                                                                         -----------
    Total comprehensive income                                                                               49,073
                                                                                                         -----------
Cash dividends declared ($.25 per share)                                                        (20,866)    (20,866)
                                         -------------- ----------- ----------- ------------ ----------- -----------
Balance at December 31, 1999                83,465,460    $ 83,465    $     -    $(11,828)    $ 143,572   $ 215,209
                                         ============== =========== =========== ============ =========== ===========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(in thousands of dollars)                                                        Ethyl Corporation & Subsidiaries
-----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                  1999         1998          1997
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                        $ 8,403       $18,162       $20,148
                                                                      -----------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            55,297        70,579        77,530
    Adjustments to reconcile income to cash flows from
      operating activities:
        Depreciation and amortization                                     65,125        63,310        61,752
        Prepaid pension cost                                             (12,186)       (5,281)       (6,930)
        Net (gain) loss on sales and impairments of assets                  (125)      (15,682)        5,724
        Deferred income taxes                                              2,084        17,202        (2,572)
        Provision for enhanced retirement offer                                -         3,986             -
    Change in assets and liabilities:
      Accounts receivable                                                 18,280        (6,416)       20,362
      TEL marketing agreements services                                   (5,701)      (16,954)            -
      Inventories                                                         13,459         6,501         3,227
      Prepaid expenses                                                       730        (2,243)       (1,392)
      Accounts payable and accrued expenses                              (10,167)       11,877        (6,637)
      Income taxes payable                                                (2,160)        3,197        (8,912)
    Other, net                                                             3,164          (366)       (9,557)
                                                                      -----------  ------------  ------------
            Cash provided from operating activities                      127,800       129,710       132,595
                                                                      -----------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                 (13,793)      (22,738)      (43,496)
    Proceeds from sale of subsidiary                                           -             -        10,048
    Proceeds from sale of certain assets                                   2,650        29,852         5,596
    Rabbi trust funding                                                     (713)       (1,434)      (15,192)
    Other, net                                                               (57)         (333)          158
                                                                      -----------  ------------  ------------
            Cash (used in) provided from investing activities            (11,913)        5,347       (42,886)
                                                                      -----------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of long-term debt                                         (86,311)     (123,750)     (256,750)
    Additional long-term debt                                                  -             -       553,000
    Cash dividends paid                                                  (20,866)      (20,866)      (59,222)
    Repurchases of common stock                                                -             -      (326,991)
    Other, net                                                            (1,267)         (200)       (1,732)
                                                                      -----------  ------------  ------------
            Cash used in financing activities                           (108,444)     (144,816)      (91,695)
                                                                      -----------  ------------  ------------

Increase (decrease) in cash and cash equivalents                           7,443        (9,759)       (1,986)
                                                                      -----------  ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $15,846       $ 8,403       $18,162
                                                                      ===========  ============  ============
See accompanying Notes to Consolidated Financial Statements

Ethyl Corporation 1999 Annual Report
Notes to Consolidated Financial Statements

(tabular amounts in thousands of dollars, except share and per-share amounts)

1. Summary of Significant Accounting Policies

Consolidation - Our consolidated financial statements include the accounts of Ethyl Corporation and subsidiaries (Ethyl). All significant intercompany transactions are eliminated upon consolidation.

Foreign Currency Translation - We translate the balance sheets of our foreign subsidiaries into U.S. dollars based on the current exchange rate at the end of each period. We translate the statements of income using the average exchange rate for the year. Ethyl includes translation adjustments in the balance sheet as part of accumulated other comprehensive loss and transaction adjustments in net income.

Inventories - Ethyl values inventories at the lower of cost or market, with cost primarily determined on the last-in, first-out (LIFO) basis. For remaining inventories, we use weighted-average cost. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment - We state property, plant, and equipment at cost and compute depreciation primarily by the straight-line method based on the estimated useful lives of the assets. Ethyl capitalizes expenditures for significant improvements. We expense repairs and maintenance as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in income.

Our policy on capital leases is to record the asset at the lower of fair value at lease inception or the present value of the total minimum lease payments. We compute amortization by the straight-line method based on the estimated economic life of the asset.

Impairment of Long-Lived Assets - When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. If we determine an asset is impaired and its recorded cost is higher than fair market value based on discounted cash flows, we adjust the asset to fair market value.

Environmental Costs - Ethyl capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these costs as incurred.

Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. Ethyl accrues these costs when it is probable that we have incurred a liability and the amount can be reasonably estimated. Amounts accrued exclude claims for recoveries from insurance companies, which we record separately in other assets. We expense ongoing environmental remediation costs in current operations.

Intangible Assets - Intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include the cost of favorable contracts, patents, and formulas. We assign a value to identifiable intangibles based on independent appraisals and internal estimates. Goodwill arises from the excess of cost over net assets of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Ethyl generally amortizes intangibles using the straight-line method over the estimated economic life of the intangible.

Employee Savings Plan - Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as Ethyl, contribute to the plans. We spent $3 million in each of 1999, 1998, and 1997 related to these plans.

Research, Development, and Testing Expenses - Ethyl expenses as incurred all research, development, and testing costs.

Income Taxes - We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted.

Derivative Financial Instruments - We use derivative financial instruments to manage the risk of foreign currency exchange. Ethyl does not enter into derivative financial instruments for trading or speculative purposes. We record realized gains and losses in current income and unrealized gains and losses in accumulated other comprehensive loss.

Earnings Per Share - Basic earnings per share reflects reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options outstanding during the year.

Stock-Based Compensation - We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option.

Segment Reporting - Ethyl operates and manages separately two distinct strategic business segments, petroleum additives and tetraethyl lead (TEL). The segment tables and table notes on pages 15 through 23 are audited while the discussion of segment information on these pages is unaudited.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - We reclassified some amounts in the consolidated financial statements and the related notes to conform to the current presentation.

2. TEL Marketing Agreements Services

On October 1, 1998, Ethyl entered agreements with The Associated Octel Company Limited (Octel) to market and sell TEL in all world areas except for North America and the European Economic Area. Sales made under the agreements are in the name of Octel. We provide bulk distribution, marketing, and other services related to sales made under these agreements. Octel produces the TEL marketed under this arrangement and also provides marketing and other services.

Under these agreements, net proceeds for services are distributed to both Ethyl and Octel, of which we receive approximately one-third. As part of the arrangement, Octel will purchase most of Ethyl's remaining TEL inventory and use this inventory for sales under the agreements. Sales of inventory to Octel are included in our net sales and cost of sales in the Consolidated Statements of Income.

Summary financial information related to this alliance is presented below:

                                                              Twelve Months                        Three Months
                                                                  Ended                               Ended
                                                               December 31,                        December 31,
                                                                   1999                                1998
---------------------------------------------------------------------------------------------------------------
Territory sales                                                 $341,100                             $92,070
Contractual cost of sales                                        155,985                              40,720
                                                                --------                             -------
                                                                 185,115                              51,350
Selling, general, and
       administrative expenses                                    20,589                               6,605
                                                                --------                             -------
Net proceeds for services                                       $164,526                             $44,745
                                                                ========                             =======

Assets under this alliance consisted of a receivable due from Octel of $109 million at year-end 1999 and $54 million at year-end 1998.

Liabilities under this alliance included amounts due to Octel of $86 million at year-end 1999 and $37 million at year-end 1998. Amounts due to Ethyl were $23 million at year-end 1999 and $17 million at year-end 1998. These liabilities include undistributed proceeds of $66 million for Octel and $22 million for Ethyl at year-end 1999. The undistributed proceeds at year-end 1998 were $30 million for Octel and $14 million for Ethyl.

We record our net proceeds for services in the Consolidated Statements of Income under "TEL marketing agreements services." Under these agreements, we provided bulk distribution, marketing, and other services amounting to $9 million in 1999 and $2 million in 1998. We received cash proceeds from these agreements of $47 million in 1999.

3. Pro Forma Information (Unaudited)

On October 2, 1997, Ethyl repurchased almost 35 million shares of our common stock at $9.25 per share, with the purchase price and related costs totaling about $329 million. We financed the purchase under our Competitive Advance, Revolving Credit Facility and Term Loan Agreement.

Our financial statements only include the effects of the repurchase since October 2, 1997. The following selected pro forma information presents a summary of our results of operations as if the purchase had occurred as of January 1, 1997. The pro forma information reflects the impact of higher interest expense net of the related tax impact, as well as the reduction in shares outstanding. Pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of Ethyl had the purchase of shares occurred on January 1, 1997.

                                                                            Year Ended
                                                                         December 31, 1997
------------------------------------------------------------------------------------------
Net income                                                                     $67,555
Basic and diluted earnings per share                                           $   .81
Shares used to compute basic
       earnings per share                                                       83,449
Shares used to compute
       diluted earnings per share                                               83,456

4. Supplemental Cash Flow Information

Years Ended December 31                                          1999                    1998              1997
-----------------------------------------------------------------------------------------------------------------
Cash paid during the year for
     Income taxes                                               $6,834                  $15,487          $48,875
     Interest and financing
          expenses (net of
          capitalization)                                       33,678                   38,733           22,477
Supplemental investing and financing noncash transactions
     Leased asset addition and
          related obligation                                     1,600                    4,676                -
     Increase in intangible
          assets related to a portion
          of the note payable to
          Texaco (including deferred
          interest cost of $5,347
          in 1998 and $1,284
          in 1997)                                                   -                   43,276           13,784
     Recognition of contingent
          note payable to Texaco                                     -                   37,929           12,500

5. Cash and Cash Equivalents

December 31                                             1999                         1998
-------------------------------------------------------------------------------------------
Cash and time deposits                                $14,763                       $7,687
Short-term securities                                   1,083                          716
                                                      -------                       ------
                                                      $15,846                       $8,403
                                                      =======                       ======

Our short-term  securities are generally  commercial paper maturing in less than
90 days. We state these securities at cost plus accrued income, which approximates market value.

6. Inventories

December 31                                              1999                         1998
-------------------------------------------------------------------------------------------
Finished goods and work-in-process                    $145,557                     $161,480
Raw materials                                           21,094                       21,328
Stores, supplies, and other                              8,141                        8,968
                                                      --------                     --------
                                                      $174,792                     $191,776
                                                      ========                     ========

Our inventories  stated on the LIFO basis amounted to $133 million at year-end 1999 which was below replacement cost by approximately  $15 million.  At year-end 1998, LIFO basis inventories were $154 million, about $16 million below replacement cost.

7. Property, Plant, and Equipment, at Cost

December 31                                                 1999                              1998
----------------------------------------------------------------------------------------------------
Land                                                      $ 44,268                          $ 44,707
Land improvements                                           30,510                            31,225
Buildings                                                   96,889                            97,463
Machinery and equipment                                    575,054                           571,472
Capitalized interest                                        19,249                            20,544
Construction in progress                                     3,337                            11,041
                                                          --------                          --------
                                                          $769,307                          $776,452
                                                          ========                          ========

We depreciate the cost of property, plant, and equipment primarily by the straight-line method, over the following useful lives:

          Land improvements                                   5 - 30 years
          Buildings                                          10 - 40 years
          Machinery and equipment                             3 - 25 years

Interest capitalized was $100 thousand in 1999, $200 thousand in 1998, and $1 million in 1997. Amortization of capitalized interest, which is included in depreciation expense, was $2 million in each of 1999, 1998, and 1997.

8. Intangible Assets, Net of Amortization

December 31                              1999                      1998
-------------------------------------------------------------------------------
Identifiable intangibles               $91,767                   $104,869
Minimum pension liability                1,616                      4,120
Goodwill                                 5,780                      6,316
                                       -------                   --------
                                       $99,163                   $115,305
                                       =======                   ========

We amortize the cost of intangible assets by the straight-line method over the following economic lives:

          Identifiable intangibles                               5-20 years
          Goodwill                                                 10 years

Goodwill of $2 million acquired prior to November 1, 1970 and the minimum pension liability are not amortized. Accumulated amortization was $48 million at year-end 1999 and $34 million at year-end 1998. The amortization expense amounted to $14 million in 1999, $12 million in 1998, and $9 million in 1997.

9. Accrued Expenses

December 31                               1999                      1998
--------------------------------------------------------------------------
Employee benefits, payroll,
       and related taxes                 $13,149                   $12,831
Other                                     40,155                    35,665
                                         -------                   -------
                                         $53,304                   $48,496
                                         =======                   =======

10. Long-Term Debt

December 31                                1999                       1998
----------------------------------------------------------------------------
Revolving credit agreement              $215,000                    $245,000
Term loan agreement                      240,000                     260,000
Medium-term notes                         13,500                      20,250
Capital lease obligations                  5,823                       4,476
Texaco note payable                            -                      29,308
                                        --------                    --------
                                         474,323                     559,034
Unamortized discount                        (101)                       (210)
                                        --------                    --------
                                         474,222                     558,824
Current maturities, net of
     unamortized discount                (67,088)                    (26,965)
                                        --------                    --------
                                        $407,134                    $531,859
                                        ========                    ========

In 1997, Ethyl entered an unsecured Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement under which we were originally able to borrow up to $750 million.

Under the revolving credit agreement portion of this facility, we can borrow up to $450 million at variable interest rates. We pay an annual fee of 0.175% on this amount. The outstanding balance matures on August 28, 2002.

The term loan portion of this credit agreement, which originally amounted to $300 million, also has variable interest rates. We are repaying this loan in installments with the final payment due on August 28, 2002.

The revolving credit agreement and term loan are with a group of banks. The average interest rate on these bank loans was 5.8% in 1999 and 6.2% in 1998. These agreements contain covenants, representations, and events of default typical of a credit agreement of this nature. We were in compliance with these provisions at December 31, 1999 and December 31, 1998. Financial covenants related to consolidated debt include:

  maximum consolidated leverage ratio
  minimum consolidated fixed charge coverage ratio
  minimum consolidated net worth

We have two medium-term notes of almost $7 million each. The first, due December 15, 2000, has an interest rate of 8.8%. The remaining note is due on December 15, 2001 and has an interest rate of 8.86%.

In mid-February 1999, Texaco assigned our $29 million note payable to a syndicate of investors. We repaid this note on November 22, 1999. The average interest rate was 7.2% in 1999 and 5.99% in 1998.

We record the capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations are approximately $500 thousand each year for the next twelve years. The future minimum lease payments in excess of the capital lease obligations are included in the noncancelable future lease payments discussed in Note 14.

The annual maturities of long-term debt, excluding capital lease obligations, are:

  2000         $ 67 million
  2001         $ 87 million
  2002         $315 million

11. Other Noncurrent Liabilities

December 31                                          1999               1998
-----------------------------------------------------------------------------
Provision for environmental
     remediation and future
     shutdown costs                                $ 47,400          $ 54,361
Employee benefits                                    54,743            60,655
Other                                                   564                 -
                                                   --------          --------
                                                   $102,707          $115,016
                                                   ========          ========

12. Common Stock and Stock Options

Stock Repurchase - On October 2, 1997, Ethyl repurchased almost 35 million shares of our common stock, discussed further in Note 3.

Stock Option Plan - Officers and other key employees may be granted incentive stock options, as well as nonqualifying stock options, to purchase a specified number of shares of common stock. We issue these options with an exercise price of fair market value on the date of grant and for a maximum term of ten years. Some currently granted options become exercisable when the market price of our common stock reaches specified levels or when our earnings meet designated objectives. The remaining options were exercisable one year after the grant date. We may also grant a stock appreciation right (SAR) along with an option. We generally grant SARs for the same number of shares as the related options.

The maximum number of shares issuable under the incentive stock option plan is 11.9 million, with an annual limit of 200 thousand shares per individual.

A summary of Ethyl's stock option plan is presented below in whole shares:

                                                1999                         1998                           1997
                                      -------------------------     --------------------------      -------------------------
                                                      Weighted                       Weighted                      Weighted
                                                      Average                        Average                        Average
                                                      Exercise                       Exercise                       Exercise
                                       Shares          Price          Shares          Price          Shares          Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1             2,893,767        $11.85        3,175,133        $11.88        3,464,929         $12.11
Granted                                      -             -                -             -          200,000           9.25
Lapsed                                (253,171)        12.45         (281,366)        12.13         (489,796)         12.45
                                     ---------        ------        ---------        ------        ---------         ------
Outstanding at December 31           2,640,596        $11.80        2,893,767        $11.85        3,175,133         $11.88
                                     =========        ======        =========        ======        =========         ======

Exercisable at December 31             579,796                        644,167                        749,533
                                     =========                      =========                      =========

Available for grant at
     December 31                     6,789,258                      6,536,087                      6,254,721
                                     =========                      =========                      =========

We granted no options in 1999 or 1998. Based on the following assumptions, the stock options granted in 1997 had an estimated average value of $2.10 per share at the grant date, although the stock price is currently well below the option price. We estimated the fair value of the options granted in 1997 using an option pricing model similar to Black-Scholes. We used the following assumptions in valuing the options granted:

                                                1997
--------------------------------------------------------------
Dividend yield                                   2.8%
Expected volatility                             17.5%
Risk-free interest rate                          5.7%
Expected life                                 7 years

We continue to use the intrinsic value method to account for our stock option plan. Accordingly, we have recognized no compensation cost. However, had we accounted for the plan using the fair value method, our net income in 1999, 1998, and 1997 would have been reduced $175 thousand each year. In addition, basic and diluted earnings per share would have been unchanged in 1999, $.84 in 1998, and $.70 in 1997.

The following table summarizes information in whole shares about the stock options outstanding or exercisable at December 31, 1999:

                                               Options Outstanding                                 Options Exercisable
                                      -----------------------------------------                ------------------------
                                                          Weighted Average                                  Weighted
     Range of                                        Remaining                                              Average
     Exercise                                       Contractual       Exercise                              Exercise
      Prices                          Shares            Life             Price                  Shares        Price
-----------------------------------------------------------------------------------------------------------------------
$8.88                                280,000         6.9 years           $ 8.88                     -      $ 8.88
 9.25 to 9.86                        231,774         6.8                   9.33                31,774        9.86
 11.54 to 11.71                      123,142         1.9                  11.54               123,142       11.54
 12.50 to 12.83                    2,005,680         4.2                  12.50               424,880       12.52
-----------------------------------------------------------------------------------------------------------------------
$8.88 to 12.83                     2,640,596         4.6                 $11.80               579,796      $12.17
=======================================================================================================================

13. Gains and Losses on Foreign Currency

Foreign currency transaction adjustments resulted in net gains of $2 million in 1999 and $4 million in 1998, and a net loss of $6 million in 1997.

14. Contractual Commitments and Contingencies

Ethyl has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $20 million in 1999, $19 million in 1998, and $16 million in 1997. Future lease payments for all noncancelable operating leases and the future minimum lease payments in excess of the capital lease obligations as of December 31, 1999 are:

  2000         $14 million
  2001         $ 6 million
  2002         $ 4 million
  2003         $ 2 million
  2004         $ 1 million
  After 2004     $ 4 million

Contractual obligations for construction of assets, as well as purchases of property and equipment, amounted to approximately $1 million at December 31, 1999.

At several adjacent operating sites, Ethyl and Albemarle Corporation (Albemarle) have agreements to coordinate certain facilities and services, including the production of manganese-based compounds. Albemarle billed us approximately $29 million in 1999, $31 million in 1998, and $29 million in 1997 in connection with these agreements. In addition, the two companies have agreements that determine when Albemarle reimburses Ethyl for certain tax liabilities.

From time to time, we become involved in routine litigation that is incidental to our business. We are not a party to any pending litigation proceedings that are expected to have a materially adverse effect on our results of operations or financial condition.

Ethyl has been served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, on September 22, 1999. Both cases claim damages attributable to lead and have the same 17 defendants. The cases are Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield seeks recovery for property damage from lead paint, which Ethyl never produced or distributed. Smith is for personal injuries for six children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. Ethyl has strong defenses and we will vigorously defend these cases.

At December 31, our accruals for environmental liabilities were $38 million in 1999 and $46 million in 1998. We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While future costs could significantly impact our results of operations, we do not expect these costs to have a material effect on our financial position or liquidity.

When significant events or circumstances occur that might impair the value of nonoperating receivables, we evaluate recoverability of the recorded amounts. If we determine an asset is impaired, we adjust the asset to net realizable value.

15. Pension Plans and Other Post-Retirement Benefits

U.S. Retirement Plans - Ethyl sponsors pension plans for most U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. Plan assets are held and distributed by trusts and consist principally of common stock, U.S. government and corporate obligations, and group annuity contracts.

We also offer unfunded, nonqualified supplemental pension plans. These plans restore a part of the pension benefits from our regular pension plans that would have been payable to designated participants if it were not for limitations imposed by income tax regulations.

We maintain a rabbi trust for the retired beneficiaries of the nonqualified plans. Ethyl invests an amount equivalent to the accumulated benefit obligation for these retirees. At December 31, assets in the rabbi trust were valued at $18 million in 1999 and $16 million in 1998. The assets of the rabbi trust are not included in the table below.

We also provide post-retirement health care benefits and life insurance to eligible retired employees. Ethyl and retirees share in the cost of post-retirement health care benefits. Ethyl pays the insurance contract that holds plan assets for retiree life insurance benefits. Pension income and post-retirement benefit cost are shown below:

                                                    Pension Benefits                       Post-Retirement Benefits
                                          ------------------------------------       --------------------------------
Years Ended December 31                     1999          1998           1997          1999           1998       1997
---------------------------------------------------------------------------------------------------------------------
Service cost                              $  4,412       $ 4,275      $  4,368       $ 1,056        $ 1,014    $  912
Interest cost                               21,917        22,249        21,561         3,779          3,653     3,430
Expected return on plan assets             (39,747)      (36,380)      (33,638)       (1,829)        (1,791)   (2,317)
Amortization of prior service cost           2,541         2,648         2,265           (29)           (29)      (28)
Amortization of transition asset            (4,264)       (4,277)       (4,277)            -              -         -
Amortization of net loss                       386           425           419             -              -         -
Special termination benefits                   161         3,592             -            85            461         -
                                          ---------------------------------------------------------------------------
Net periodic benefit (income) cost        $(14,594)      $(7,468)     $ (9,302)      $ 3,062        $ 3,308    $1,997
                                          ===========================================================================

The special termination benefits in 1998 are associated with the enhanced retirement offer made in that year.

Changes in the plans' benefit obligations and assets, as well as a reconciliation of the funded status, follow. Other assets and deferred charges includes prepaid pension cost. Other noncurrent liabilities includes the accrued pension cost and accrued post-retirement benefit cost.

                                                                Pension Benefits                 Post-Retirement Benefits
                                                            --------------------------          ---------------------------
Years Ended December 31                                        1999              1998              1999         1998
---------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                      $329,973          $320,071          $54,954     $ 51,573
Service cost                                                    4,412             4,275            1,056        1,014
Interest cost                                                  21,917            22,249            3,779        3,653
Plan amendments                                                   161             1,827               85            -
Actuarial net (gain)/loss                                     (16,216)           11,185           (2,584)       1,828
Benefits paid                                                 (29,145)          (29,634)          (3,503)      (3,114)
                                                             --------------------------------------------------------------
Benefit obligation at end of year                            $311,102          $329,973          $53,787     $ 54,954
                                                             --------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year               $517,669          $483,309          $27,132     $ 26,450
Actual return on plan assets                                   56,080            61,616            2,110        1,841
Employer contribution                                           1,778             2,378            1,854        1,955
Benefits paid                                                 (29,145)          (29,634)          (3,503)      (3,114)
                                                             --------------------------------------------------------------
Fair value of plan assets at end of year                     $546,382          $517,669          $27,593     $ 27,132
                                                             --------------------------------------------------------------
Reconciliation of funded status
Funded status                                                $235,280          $187,696         $(26,194)    $(27,822)
Unrecognized net actuarial gain                              (132,513)          (99,579)          (4,751)      (1,887)
Unrecognized transition asset                                  (9,489)          (13,753)               -            -
Unrecognized prior service cost                                14,169            17,141            (221)         (249)
                                                             --------------------------------------------------------------
Prepaid (accrued) benefit cost                               $107,447           $91,505         $(31,166)    $(29,958)
                                                             ==============================================================

Additional year-end information for
    pension plans with benefit obligations
    in excess of plan assets
       Benefit obligation                                     $21,640           $28,177
       Fair value of plan assets                              $     -           $ 5,785

Additional year-end information for
    pension plans with accumulated benefit
    obligations in excess of plan assets
       Accumulated benefit obligation                         $21,640           $27,486
       Fair value of plan assets                              $     -           $ 5,785

At December 31, the prepaid pension benefit cost in the table above is net of an accrued pension liability of $17 million in 1999 and $16 million in 1998.

We used the following assumptions to calculate the results of our retirement plans:

                                                          Pension Benefits                Post-Retirement Benefits
                                                      -------------------------          --------------------------
December 31                                           1999       1998      1997          1999       1998       1997
-------------------------------------------------------------------------------------------------------------------
Discount rate                                         7.5%         7%        7%          7.5%         7%         7%
Rate of projected
       compensation increase                          4.5%       4.5%      4.5%          4.5%       4.5%       4.5%
Expected long-term rate
       of return on plan assets                         9%         9%        9%            7%         7%         7%

Throughout 1997, the expected long-term rate of return on plan assets used in determining the net periodic post-retirement benefit cost was 9%. For 2000, the assumption for the health care cost trend rate will be 7% and will remain at that level thereafter. The trend rate for managed care costs is now at 6% where it will remain. A one percent change in the assumed health care cost trend rate would have the following effects:

                                         1%                       1%
                                      Increase                 Decrease
-----------------------------------------------------------------------------
Effect on accumulated
     post-retirement
     benefit obligation
     as of December 31, 1999            $4,446                 $(3,619)

Effect on net periodic
     post-retirement benefit
     cost in 1999                       $  556                 $  (437)

Foreign Pension Plans - For most employees of our foreign subsidiaries, Ethyl has pension plans that offer benefits based primarily on years of service and compensation. We also offer defined benefit pension plans for other employees. Ethyl contributes to investment trusts and insurance policies to provide for these plans. Pension cost for these plans was $3 million in 1999 and $2 million in both 1998 and 1997. At December 31, the actuarial present value of accumulated benefits was $34 million in 1999 and $36 million in 1998, substantially all of which was vested. Net assets available for pension benefits at December 31, were $34 million in 1999 and $29 million in 1998.

Because the accumulated benefit obligation exceeded plan assets for two foreign plans, Ethyl recognized a minimum pension liability. At December 31, we had liabilities of $2 million in 1999 and $8 million in 1998.

Consolidated - The net pension income for U.S. and foreign plans was $12 million in 1999, $5 million in 1998, and $7 million in 1997.

Other Information - In February 2000, we made an election regarding certain contracts in our pension plan. This election will result in the settlement of some liabilities and the recognition of a significant gain related to our pension assets in the first quarter 2000 earnings. The settlement gain has no cash effect nor will any retiree benefits change.

16. Other Income (Expense), Net

Other income, net totaled $600 thousand in 1999. In 1998, other income, net included a $15 million net gain on the sale of nonoperating assets, comprised primarily of realized gains on marketable securities and $8 million of interest income related to the settlement of a federal income tax audit. The sales of nonoperating assets generated cash of $24 million, of which $7 million related to a transaction in the previous year.

In 1997, other expense, net included $16 million of impairment losses offset by $10 million of gains on sales of nonoperating assets. The sale of these nonoperating assets generated cash of $6 million in 1997 .

17. Income Taxes

Our income before taxes and the provision for taxes follow:

Years Ended December 31                                  1999                       1998                      1997
--------------------------------------------------------------------------------------------------------------------
Income before income taxes
     Domestic                                           $58,778                   $80,502                   $82,235
     Foreign                                             22,344                    25,859                    27,747
                                                      --------------------------------------------------------------
                                                        $81,122                  $106,361                  $109,982
                                                      ==============================================================

Current income taxes
     Federal                                            $12,719                    $8,328                  $ 21,100
     State                                                  414                     1,866                     2,034
     Foreign                                             10,608                     8,386                    11,890
                                                     --------------------------------------------------------------
                                                         23,741                    18,580                    35,024
                                                     --------------------------------------------------------------

Deferred income taxes
     Federal                                              6,016                    14,848                       452
     State                                                 (124)                    1,440                    (1,298)
     Foreign                                             (3,808)                      914                    (1,726)
                                                     --------------------------------------------------------------
                                                          2,084                    17,202                    (2,572)
                                                     --------------------------------------------------------------
                                                        $25,825                   $35,782                  $ 32,452
                                                     ==============================================================

Our deferred income tax assets and liabilities follow:

December 31                                                              1999                 1998
----------------------------------------------------------------------------------------------------
Deferred income tax assets
     Environmental and future
           shutdown reserves                                           $14,479               $15,558
     Foreign currency
           translation adjustments                                       5,378                 1,478
     Future employee benefits                                            4,299                 4,153
     Undistributed earnings of
           foreign subsidiaries                                          4,193                 4,642
     Intercompany profit
           in inventories                                                3,779                 4,845
     Inventory capitalization                                            1,654                 1,366
     Unrealized loss on
           derivative instruments                                        1,082                     -
     Other                                                               6,401                 3,359
                                                                       -------               -------
                                                                        41,265                35,401
                                                                       -------               -------
Deferred income tax liabilities
     Depreciation                                                       43,665                44,928
     Future employee benefits                                           28,037                20,758
     Intangibles                                                        15,195                18,126
     Capitalization of interest                                          1,866                 2,853
     Unrealized gain on
           marketable securities                                         1,486                 1,608
     Other                                                               1,679                 2,960
                                                                       -------               -------
                                                                        91,928                91,233
                                                                       -------               -------
Net deferred income tax liabilities                                    $50,663               $55,832
                                                                       =======               =======

Reconciliation to financial statements
     Deferred income tax assets - current                              $12,575               $14,964
     Deferred income tax liabilities - noncurrent                       63,238                70,796
                                                                       -------               -------
Net deferred income tax liabilities                                    $50,663               $55,832
                                                                       =======               =======

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

                                                                         % of Income
                                                                      Before Income Taxes

                                                                 1999         1998       1997
----------------------------------------------------------------------------------------------
Federal statutory rate                                           35.0%        35.0%      35.0%
State taxes, net of federal
       tax benefit                                                1.7          2.3        2.0
Foreign sales corporation benefit                                (0.8)        (0.4)      (0.6)
Research tax credit                                              (0.6)        (0.7)      (0.4)
Favorable tax settlements
       and adjustments                                           (3.9)        (2.8)      (3.5)
Sale of Belgian subsidiary                                          -            -       (3.4)
Other items, net                                                  0.4          0.2        0.4
                                                                ------------------------------
Effective income tax rate                                        31.8%        33.6%      29.5%
                                                                ==============================

Based on available foreign tax credits and current U.S. income tax rates, no additional U.S. taxes would be incurred if a foreign subsidiary returned its earnings in cash to Ethyl.

18. Financial Instruments

Fair Value - We determine the fair value of our outstanding financial instruments as follows:

Cash and Cash Equivalents - The carrying value approximates fair value.

Investments in Marketable Securities - We classify these investments as “available for sale” and record them at fair value with the unrealized gains, net of tax, included in accumulated other comprehensive loss. See Note 19.

Long-Term Debt - Ethyl estimates the fair value of our long-term debt based on current rates available to us for debt of the same remaining duration.

Foreign Currency Forward Contracts - We adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 1999. Accordingly, we record the foreign currency forward contracts at fair value in our consolidated balance sheet. The fair value is based on the forward rates provided by First Chicago Bank. We include the unrealized gains and losses, net of tax, in accumulated other comprehensive loss.

Prior to the adoption of FASB Statement No. 133, we recorded the foreign currency forward contract under FASB Statement No. 52, "Foreign Currency Translation." We have not restated the carrying value or fair value of the forward contracts for 1998. The effect of adopting FASB Statement No. 133 was to include the $2 million unrealized after tax loss at December 31, 1999, on our forward contracts in accumulated other comprehensive income.

The estimated fair values of our financial instruments are:

                                                                    1999                                 1998
                                                         ----------------------------         ------------------------
                                                         Carrying             Fair             Carrying       Fair
                                                          Amount              Value             Amount        Value
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                               $  15,846          $  15,846          $   8,403     $   8,403
Investments in marketable securities                    $  20,078          $  20,078          $  19,663     $  19,663
Long-term debt including current maturities             $(474,222)         $(474,205)         $(558,824)    $(559,342)
Foreign currency forward contracts                      $  (2,981)         $  (2,981)         $    (360)    $    (886)

Derivatives - As part of our strategy to minimize the risk of foreign currency exposure, Ethyl uses foreign currency forward contracts to hedge the risk on forecasted intercompany sales transactions denominated in Japanese Yen.

During 1999, Ethyl used derivative instruments with maturity dates throughout the year to hedge the foreign currency exposure of approximately $22 million of Japanese Yen denominated intercompany sales. These cash flow hedges were highly effective since a foreign currency rate change on the forward contract is offset by a corresponding change in the value of the hedged Yen intercompany sale.

At December 31, 1999, Ethyl had foreign currency forward contracts for the sale of $24 million of Japanese Yen. These contracts are at a fixed price and have maturity dates throughout 2000. We recorded unrealized losses of $2 million, net of tax, in accumulated other comprehensive loss on these forward contracts. We expect to recognize these losses in net income over the next twelve months when the related intercompany sales transaction takes place.

For the year 1999, Ethyl recognized a $500 thousand loss on the contracts. A corresponding increase in the U.S. dollar value of the Japanese Yen intercompany sales, which we made during 1999, offset all of the loss. Ethyl includes foreign currency gains and losses in cost of sales.

19. Comprehensive Income

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow:

                                                Foreign        Gain on          Minimum        Unrealized     Accumulated
                                                Currency      Marketable        Pension          Loss on          Other
                                               Translation    Securities       Liability       Derivative     Comprehensive
                                               Adjustments    Adjustments     Adjustments      Instruments    (Loss)Income
----------------------------------------------------------------------------------------------------------------------------
December 31, 1996                               $ (1,888)       $      -         $     -           $     -         $  (1,888)
============================================================================================================================

Adjustments                                      (16,340)         15,422               -                 -
Reclassification adjustment for
    the loss included in net income
    resulting from the sale
    of a foreign subsidiary                        6,326               -               -                 -
Tax benefit (expense)                              3,783          (5,598)              -                 -
                                                ----------------------------------------------------------
Other comprehensive income (loss)                 (6,231)          9,824               -                 -             3,593
                                                ----------------------------------------------------------------------------
December 31, 1997                                 (8,119)          9,824               -                 -             1,705
                                                ============================================================================

Adjustments                                        3,780           3,899          (3,865)                -
Reclassification adjustment for the
    gain included in net income resulting
    from the sale of securities                        -         (14,891)              -                 -
Tax (expense) benefit                             (1,419)          3,989            1,198                -
                                                ----------------------------------------------------------
Other comprehensive income (loss)                  2,361          (7,003)         (2,667)                -            (7,309)
                                                ----------------------------------------------------------------------------
December 31, 1998                                 (5,758)          2,821          (2,667)                -            (5,604)
                                                ============================================================================

Adjustments                                      (10,719)           (334)          3,865            (2,981)
Tax benefit (expense)                              3,940             121          (1,198)            1,082
                                                ----------------------------------------------------------
Other comprehensive income (loss)                 (6,779)           (213)          2,667            (1,899)           (6,224)
                                                ----------------------------------------------------------------------------
December 31, 1999                               $(12,537)         $2,608         $     -           $(1,899)         $(11,828)
                                                ============================================================================

20. Special Items Income, Net

In 1999, special item income consisted of $7 million, or $4 million after taxes ($.05 per share), from a supply contract amendment.

In 1998, special items consisted of a benefit due to the settlement with the Canadian government of $9 million, net of related expenses, or $6 million after taxes ($.07 per share). This settlement reimbursed us for a portion of our legal costs and lost profits during the now repealed 1997-1998 ban on the import and interprovincial trade of MMT.

Additionally, special items in 1998 included a charge of $4 million, or $3 million after taxes ($.03 per share), for an enhanced retirement offer. This offer covered a voluntary early retirement program and severance and termination benefits affecting 40 employees. The positions eliminated were administrative and support functions. We paid approximately $300 thousand during 1998 for severance, vacation, and termination benefits. The remainder will be paid over an extended period for retirement and health insurance benefits.

21. Selected Quarterly Consolidated Financial Data (unaudited)

                                                         First        Second        Third      Fourth
1999                                                    Quarter       Quarter      Quarter     Quarter
-------------------------------------------------------------------------------------------------------
Net sales                                              $205,326      $206,230     $216,637    $215,530
Gross profit                                           $ 43,446      $ 48,668     $ 52,717    $ 49,586
Special item income, net                               $  7,200      $      -     $      -    $      -
Net income                                             $ 15,304      $ 13,248     $ 16,692    $ 10,053
Basic and diluted earnings per share                   $    .18      $    .16     $    .20    $    .12
Shares used to compute basic and
     diluted earnings per share                          83,465        83,465       83,465      83,465

1998
--------------------------------------------------------------------------------------------------------
Net sales                                              $226,932      $244,252      $285,282   $217,724
Gross profit                                           $ 53,449      $ 67,216      $ 85,026   $ 43,481
Special items (expense) income, net                    $   (419)     $ (4,513)     $  9,817   $      -
Net income                                             $ 13,079      $ 16,780      $ 30,798   $  9,922
Basic and diluted earnings per share                   $    .16      $    .20      $    .37   $    .12
Shares used to compute basic and
     diluted earnings per share                          83,465        83,465        83,465     83,465

Report of Independent Accountants

[LOGO OF PRICEWATERHOUSECOOPERS]

                                                                  PricewaterhouseCoopers LLP
                                                                  Riverfront Plaza West
                                                                  901 East Byrd Street
                                                                  Suite 1200
                                                                  Richmond VA  23219-4071
                                                                  Telephone (804) 697 1900
                                                                  Facsimile (804) 697 1999
To the Board of Directors and Shareholders of Ethyl Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ethyl Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
    As discussed in Note 18 to the consolidated financial statements, in 1999 the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/ PricewaterhouseCoopers LLP

February 3, 2000 except as to
"Other Information" in Note 15, for
which the date is February 10, 2000.

EXHIBIT 99

FIVE YEAR SUMMARY

Introduction to the Five Year Summary:  The following Five Year Summary includes the results of the worldwide lubricant additives business of Texaco, since its acquisition on February 29, 1996. The financial position and other data after that date reflect the impact of this acquisition.
                                                                                                                          Ethyl Corporation & Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars except share and per-share amounts)
Years Ended December 31                                                  1999               1998               1997                1996               1995
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Net sales                                                               $ 843,723         $  974,190         $1,063,615          $1,149,651          $ 960,450
Costs and expenses                                                        788,889            871,768            923,691             979,972            813,271
TEL marketing agreements services                                          53,993             14,944                  -                   -                  -
Special items income (expense), net (1)                                     7,200              4,885                  -                   -             (4,750)
                                                                      ------------       ------------       ------------        ------------       ------------
     Operating profit                                                     116,027            122,251            139,924             169,679            142,429
Interest and financing expenses                                            35,506             40,409             25,668              24,268             26,833
Other income (expense), net (2)                                               601             24,519             (4,274)                361                580
                                                                      ------------       ------------       ------------        ------------       ------------
Income before income taxes                                                 81,122            106,361            109,982             145,772            116,176
Income taxes                                                               25,825             35,782             32,452              52,800             42,213
                                                                      ------------       ------------       ------------        ------------       ------------
Net income                                                              $  55,297         $   70,579         $   77,530          $   92,972          $  73,963
                                                                      ============       ============       ============        ============       ============

FINANCIAL POSITION AND OTHER DATA
Total assets                                                            $ 991,380         $1,082,239         $1,080,472          $1,106,905          $ 994,238
Operations:
   Working capital                                                      $ 161,766         $  213,862         $  218,686          $  246,254          $ 242,742
   Current ratio                                                        1.80 to 1          2.20 to 1          2.21 to 1           2.36 to 1          2.67 to 1
   Depreciation and amortization                                        $  65,125         $   63,310         $   61,752          $   61,919          $  49,224
   Capital expenditures                                                    13,793             22,738             43,496              29,403             44,831
   Acquisitions of businesses                                                   -                  -                  -             133,032                  -
   Gross margin as a % of net sales                                          23.0               25.6               28.4                30.0               33.8
   Research, development and testing expenses (3)                       $  66,957         $   67,363         $   71,172          $   71,723          $  77,153
Long-term debt (4)                                                        407,134            531,859            594,429             325,480            302,973
Common and other shareholders' equity (4)                                 215,209            187,002            144,598             439,900            410,128
Long-term debt as a % of total capitalization (4)                            65.4               74.0               80.4                42.5               42.5
Net income as a % of average shareholders' equity                            27.5               42.6               21.5                21.9               18.5

COMMON STOCK
Basic and diluted earnings per share (5)                                $     .66         $      .85         $      .71          $      .78          $     .62
Shares used to compute basic earnings per share                            83,465             83,465            109,793             118,444            118,436
Shares used to compute diluted earnings per share                          83,465             83,465            109,800             118,448            118,447
Cash dividends declared per share (6)                                   $     .25         $      .25         $      .44          $      .50          $     .50
Equity per share (4)                                                    $    2.58         $     2.24         $     1.73          $     3.71          $    3.46

(1)  The special item in 1999 consists of a supply contract amendment ($4 million after income taxes). The special items in 1998 consist of a benefit of $9 million, net of related expenses, ($6 million after income taxes) due to a settlement with the
     Canadian government partially offset by a charge related to an enhanced retirement offer of $4 million ($3 million after income taxes). The special charge in 1995 consists of a provision for a legal settlement ($4 million after income taxes).

(2)  Other income (expense), net for 1998 includes a $15 million gain on the sale of a nonoperating asset ($9 million after income taxes) and $8 million income related to the settlement of a federal income tax audit ($6 million after income taxes). Other expense for 1997 includes a charge related to nonoperating assets of about $6 million ($3 million after income taxes) resulting from impairment losses of $16 million offset by gains on sales of $10 million.

(3)  Research and development expenses, based on the technical accounting definition, were $41 million for 1999, $40 million for
     1998, $42 million for 1997, $47 million for 1996, and $54 million for 1995.

(4)  In 1997, the increase in long-term debt and long-term debt as a percentage of total capitalization, as well as the decrease in shareholders' equity and equity per share, reflect the effects of the stock buy-back that took place on October 2, 1997. Ethyl acquired about 35 million shares of our common stock in accordance with the stock buy-back offer. We financed the total transaction cost of about $329 million under our loan agreement. We base equity per share on the number of common shares outstanding at the end of each year.

(5)  We restated the earnings per share figures and number of shares used to compute earnings per share in accordance with FASB
     Statement No. 128, adopted effective December 31, 1997.

(6)  The decrease in cash dividends declared in 1997 reflects the reduction of the annual cash dividend rate to $.25 per share from
     $.50 per share effective for the dividend declared on October 30, 1997 and paid on January 1, 1998.

MARKET INFORMATION

Ethyl’s common stock is traded on the New York and Pacific stock exchanges under the symbol EY.

DESCRIPTION OF COMMON STOCK

A total of 400 million shares of common stock is authorized, of which 83,465,460 shares were outstanding as of December 31, 1999.

NUMBER OF REGISTERED SHAREHOLDERS

1999      12,453
1998      13,070

COMMON STOCK MARKET PRICE RANGE AND DIVIDENDS PER SHARE

                                                             1999
                                        -----------------------------------------------
Quarter                                   1st           2nd           3rd           4th
----------------------------------------------------------------------------------------

High                                    $ 6.69        $ 6.00        $ 6.00        $ 5.13
Low                                     $ 4.19        $ 4.13        $ 3.88        $ 3.50
Dividends per Share                     $.0625        $.0625        $.0625        $.0625

                                                             1998
                                        ------------------------------------------------
Quarter                                   1st           2nd           3rd           4th
----------------------------------------------------------------------------------------

High                                    $ 8.50        $ 8.38        $ 6.75        $ 6.50
Low                                     $ 7.00        $ 5.50        $ 3.88        $ 3.44
Dividends per Share                     $.0625        $.0625        $.0625        $.0625

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHYL CORPORATION

By: /s/ Bruce C. Gottwald
(Bruce C. Gottwald, Chairman of the Board)
Dated: March 10, 2000
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2000.
Signature                                                  Title
---------                                                  -----

/s/ Bruce C. Gottwald                                       Chairman of the Board, Chairman of the
(Bruce C. Gottwald)                                         Executive Committee, Chief Executive
                                                            Officer, and Director
                                                            (Principal Executive Officer)

/s/ Thomas E. Gottwald                                      President, Chief Operating Officer, and
(Thomas E. Gottwald)                                        Director

/s/ J. Robert Mooney                                        Senior Vice President and Chief Financial
(J. Robert Mooney)                                          Officer (Principal Financial Officer)

/s/ Wayne C. Drinkwater                                     Controller (Principal Accounting Officer)
(Wayne C. Drinkwater)

/s/ William W. Berry                                        Director
(William W. Berry)

/s/ Phyllis Cothran                                         Director
(Phyllis L. Cothran)

/s/ Gilbert M. Grosvenor                                    Director
(Gilbert M. Grosvenor)

/s/ S. B. Scott                                             Director
(Sidney Buford Scott)

/s/ Charles B. Walker                                       Director
(Charles B. Walker)

Directors

   *Bruce C. Gottwald
    Chairman of the Board
    Ethyl Corporation
    Richmond, Virginia

   *Thomas E. Gottwald
    President
    Ethyl Corporation
    Richmond, Virginia

   *William W. Berry
    Retired Chairman
    of the Board
    Dominion Resources
    Richmond, Virginia

   *Sidney Buford Scott
    Chairman of the Board
    Scott & Stringfellow, Inc.
    Richmond, Virginia

    Phyllis L. Cothran
    Retired President and
    Chief Operating Officer
    Trigon Blue
    Cross Blue Shield
    Richmond, Virginia

    Gilbert M. Grosvenor
    Chairman of the Board
    National Geographic Society
    Washington, D.C.

    Charles B. Walker
    Vice Chairman of the Board
    Chief Financial Officer
    Albemarle Corporation
    Richmond, Virginia

* Member of the Executive Committee

Officers and Staff

Bruce C. Gottwald (66)**
Chairman of the Board
Chief Executive Officer
Chairman, Executive Committee

Thomas E. Gottwald (39)**
President
Chief Operating Officer

J. Robert Mooney (55)**
Senior Vice President
Chief Financial Officer

David A. Fiorenza (50)**
Vice President
Treasurer

Barbara A. Little (43)**
Vice President,
Government Relations

Steven M. Mayer (56)**
Vice President,
General Counsel

Henry C. Page, Jr. (61)**
Vice President, Human Resources & External Affairs

Ann M. Pettigrew (45)**
Vice President, Health,
Safety & Environment

Wayne C. Drinkwater (53)**
Controller

Michael L. McKeever (59)**
Assistant Treasurer

M. Rudolph West (44)**
Secretary

John S. Patton (65)
Director, Strategic Planning

ANTIKNOCKS

Newton A. Perry (57)**
Senior Vice President, Antiknocks

Donald R. Lynam (61)**
Vice President,
Air Conservation

Roger H. Venable (53)**
Vice President, Antiknocks

Robert A. Yondola (51)
Vice President
Sales, Worldwide Antiknocks

Richard M. Mendel (37)
Vice President
Worldwide MMT Marketing

SENIOR ETHYL REPRESENTATIVES ASSIGNED TO ETHYL/OCTEL ALLIANCE

Alvin M. Conn, Jr. (53)
Ramon V. Martinez (59)
Photis G. Stephanides (56)

PETROLEUM ADDITIVES

Alexander McLean (43)**
Senior Vice President,
Petroleum Additives

Daniel J. Bradley (51)**
Vice President,
Petroleum Additives, Americas

Anthony F. Fagan (50)
Managing Director, Europe

Russell L. Gottwald, Jr. (48)**
Vice President,
Product Supply

C. S. Warren Huang (50)**
Vice President, Managing Director, Asia Pacific

Ronald E. Kollman (53)**
Vice President,
Research & Development

GLOBAL BUSINESS MANAGEMENT

Aubrey L. Burrows (46)
Business Director,
Worldwide Lubricants

Kimberly M. Flinn (41)
Business Director,
Worldwide Fuels

Age as of March 10, 2000 indicated in parentheses.

** Executive Officers

Additional Information - Officers of the Company

Term of office is until the meeting of the board of directors following the next annual shareholders’ meeting (May 25, 2000). All officers have been employed with Ethyl for at least the last five years with the exception of J. Robert Mooney, who joined Ethyl on October 1, 1997 after 21 years as a partner with PricewaterhouseCoopers LLP, independent certified public accountants.

Other Information

CORPORATE HEADQUARTERS

330 South Fourth Street
Post Office Box 2189
Richmond, Virginia 23218-2189
(804) 788-5000

WEB SITE
www.ethyl.com

Shareholder Information

Ticker Symbol: EY

A dividend reinvestment and stock purchase plan is available to shareholders of Ethyl Corporation. For information about this plan, contact:

    Harris Trust & Savings Bank
    Attention: Dividend Reinvestment
    Post Office Box A-3309
    Chicago, Illinois 60690-3309

All other inquiries should be directed to Ethyl’s toll-free Shareholder Information Line at (800) 625-5191.

Annual Meeting

All shareholders are invited to attend the Ethyl Corporation annual shareholders’ meeting currently scheduled for Thursday, May 25, 2000, starting at 11 a.m. Eastern Daylight Time. The meeting will be held at the restored Tredegar Iron Works gun foundry building, 500 Tredegar Street, located near Ethyl’s corporate headquarters in Richmond, Virginia. Formal notices of the annual meeting, proxies, and proxy statements will be mailed to shareholders.

Locations
RESEARCH & DEVELOPMENT
Ashland, Virginia
Bracknell, England
Richmond, Virginia
Tsukuba, Japan

MANUFACTURING

Feluy, Belgium
Houston, Texas
Natchez, Mississippi
Orangeburg, South Carolina
Port Arthur, Texas
Rio de Janeiro, Brazil
Sarnia, Ontario
Sauget, Illinois

REGIONAL OFFICES

Beijing, China
Bombay, India
Bracknell, England
Brussels, Belgium
Bueuos Aires, Argentina
Burlington, Ontario
Coral Gables, Florida
Detroit, Michigan
Hamburg, Germany
Houston, Texas
Moscow, Russia
Paris, France
Richmond, Virginia
Rio de Janeiro, Brazil
Singapore
Sydney, Australia
Tokyo, Japan
Washington, D.C.

Index to Exhibits

Description

(3.1) Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to Form 10-Q filed on November 4, 1996)

(3.2) By-laws of the registrant (incorporated by reference as Exhibit 3.2 to Form 10-K filed March 29, 1996)

(4.1) $750 million Credit Agreement, dated as of November 14, 1997 (incorporated by reference as Exhibit 4.1 to Form 10-Q filed on November 14, 1997)

(10.1) Bonus Plan of the registrant (incorporated by reference as Exhibit 10.1 to Form 10-K filed on February 25, 1993)

(10.2) Incentive Stock Option Plan (incorporated by reference as Exhibit 10 to Form 10-Q filed on May 12, 1994)

(10.3) Non-Employee Directors’ Stock Acquisition Plan (incorporated by reference as Exhibit A to the registrant’s Proxy Statement for the Annual Meeting of Shareholders filed on March 17, 1993)

(10.4) Excess Benefit Plan (incorporated by reference as Exhibit 10.4 to Form 10-K filed on February 25, 1993)

(10.5) Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 99 to Form 8-K filed on February 17, 1994)

(10.6) Employment and Severance Benefits Agreement dated October 1, 1997, with J. Robert Mooney (incorporated by reference as Exhibit 10.7 to Form 10-K filed March 24, 1998)

(10.7) Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 10 to Form 10-Q filed on November 10, 1998)

(10.8) Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference as Exhibit 4.5 to Form S-8, filed on August 7, 1998)

(11.1) Computation of Basic and Diluted Earnings Per Share.........................................................................................................................55

(11.2) Computation of Pro Forma Basic and Diluted Earnings Per Share (Stock Repurchase 1997).........................................................56

(21) Subsidiaries of the registrant.....................................................................................................................................................................57

(23) Consent of PricewaterhouseCoopers LLP..................................................................................................................................................58

(27) Financial Data Schedule...........................................................................................................................................................................59

(99) Five Year Summary...................................................................................................................................................................................50

EXHIBIT 11.1
ETHYL CORPORATION AND SUBSIDIARIES
COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
for the years ended December 31, 1999, 1998 and 1997
(In thousands except per share amounts)
                                                   1999       1998       1997
                                                 -------    -------    -------

Net income applicable to common stock (1)        $55,297    $70,579    $77,530
                                                 =======    =======    =======
Average number of shares of common stock
outstanding (2,3)                                 83,465     83,465    109,793
                                                 =======    =======    =======

Basic and diluted earnings per share               $0.66      $0.85      $0.71
                                                 =======    =======    =======
Notes:

(1)	In the periods presented, Ethyl had only one class of common stock outstanding.

(2)	To determine the average number of shares of common stock and common stock equivalents, the average number of common shares and common stock equivalents outstanding (actual or assumed for equivalents) during each month were added together and the sum was then divided by 12.

(3)	For diluted earnings per share, the shares issuable upon the assumed exercise of outstanding stock options would be 0, 0, and 7 in 1999, 1998 and 1997, respectively, and the shares of common stock equivalents would have been 83,465, 83,465 and 109,800, respectively.

EXHIBIT 11.2
ETHYL CORPORATION AND SUBSIDIARIES
COMPUTATION OF PRO FORMA BASIC AND DILUTED EARNINGS PER SHARE
for the years ended December 31, 1999, 1998 and 1997
(In thousands except per share amounts)

     On October 2, 1997, Ethyl completed the repurchase of 34,999,995 shares of the our outstanding common stock with the purchase price and related costs totalling about $328.9 million. Our financial statements only include the effects of the repurchase since October 2, 1997. The following selected pro forma information presents a summary of our results of operations as if the purchase had occurred as of January 1, 1997. The pro forma information reflects the impact of higher interest expense net of the related tax impact, as well as the reduction in shares outstanding. Pro forma data is for informational purposes only and may not necessarily reflect the financial position or results of operations of Ethyl had the purchase of shares occurred on January 1, 1997.

                                                               1997

Pro forma net income (1)                                     $67,555
                                                             =======
Average number of shares of common stock outstanding (2,3)    83,449
                                                             =======

Pro forma basic and diluted earnings per share                 $0.81
                                                             =======
Notes:

(1)	In the periods presented, Ethyl had only one class of common stock outstanding.

(2)	To determine the average number of shares of common stock and common stock equivalents, the average number of common shares and common stock equivalents outstanding (actual or assumed for equivalents) during each month were added together and the sum was then divided by 12.

(3)	For diluted earnings per share, the shares issuable upon the assumed exercise of outstanding stock options would be 7 in 1997 and the shares of common stock equivalents would have been 83,456.

EXHIBIT 21

The following is a list of the significant subsidiaries of the registrant as of March 10, 2000. Each such subsidiary does business under its corporate name.

                              LIST OF SUBSIDIARIES

                                                    Jurisdiction of
Subsidiary                                          Incorporation

EID Corporation                                     Liberia
Ethyl Asia Pacific Company                          Virginia
Ethyl Brasil Aditivos S.A.                          Brazil
Ethyl Canada Inc.                                   Province of Ontario, Canada
Ethyl Europe S.A.                                   Belgium
Ethyl Foreign Sales Corporation                     U.S. Virgin Islands
Ethyl Interamerica Corporation                      Delaware
Ethyl Japan Corporation                             Japan
Ethyl Korea Limited                                 Korea
Ethyl Mineraloel-Additive GmbH                      Germany
Ethyl Petroleum Additives, Inc.                     Delaware
Ethyl Petroleum Additives Limited                   United Kingdom
Ethyl Services Limited                              United Kingdom
Ethyl Shipping Company Limited                      United Kingdom

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-78933 and 333-60889) and on Form S-3 (Fine No. 33-57243) of Ethyl Corporation of our report dated February 3, 2000, except as to “Other Information” in Note 15, for which the date is February 10, 2000 relating to the financial statements, which appears in this Form 10-K.

                                      /s/ PricewaterhouseCoopers LL P

Richmond, Virginia
March 9, 2000