Form 10-Q
period 2000-03-31
ETHYL CORP
filed 2000-04-28
CIK 33656

                                                            Page 1 of 15 pages

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Transition Period from __________________________ to________________________

For Quarter Ended March 31, 2000                        Commission File Number 1-5112

ETHYL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-0118820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 SOUTH FOURTH STREET P. O. BOX 2189
RICHMOND, VIRGINIA	23218-2189
(Address of principal executive offices)	(Zip Code)

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

YES X	NO___

Number of shares of common stock, $1 par value, outstanding as of March 31, 2000: 83,465,460.

ETHYL CORPORATION

I N D E X

Page
Number
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Statements of Income - Three Months
Ended March 31, 2000 and 1999	3

Consolidated Balance Sheets - March 31, 2000 and December 31, 1999	4

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2000 and 1999	5

Notes to Financial Statements	6-8

ITEM 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	9-13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	13

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	14

SIGNATURE	15

2

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             ETHYL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands Except Per Share Amounts)
                                         (Unaudited)

                                                                       Three Months Ended
                                                                            March 31
                                                                 ----------------------------
                                                                    2000               1999
                                                                 ----------------------------

Net sales                                                        $198,512            $205,326
Cost of goods sold                                                156,248             161,880
                                                                 --------             -------
   Gross profit                                                    42,264              43,446

TEL marketing agreements services                                   5,148              13,676

Selling, general and administrative expenses                       18,980              18,106
Research, development and testing expenses                         17,918              15,306
Special items income, net                                          42,369               7,200
                                                                 --------             -------
   Operating profit                                                52,883              30,910

Interest and financing expenses                                     8,368               8,851
Other (expense) income,  net                                         (550)                902
                                                                 --------             -------

Income before income taxes                                         43,965              22,961
Income taxes                                                       16,141               7,657
                                                                 --------             -------
Net income                                                       $ 27,824            $ 15,304
                                                                  =======             =======
Basic and diluted earnings per share                             $    .33            $    .18
                                                                  =======             =======

Shares used to compute basic and diluted earnings per share        83,465              83,465
                                                                  =======             =======

Cash dividends per share of common stock                         $  .0625            $  .0625
                                                                  =======             =======

See accompanying notes to financial statements.

                          ETHYL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                                              March 31
                                                                                2000                December 31
                                                                            (unaudited)                 1999
                                                                           ---------------         -------------
   ASSETS
Current assets:
  Cash and cash equivalents                                                     $    7,968             $  15,846
   Accounts receivable, less allowance for doubtful
      accounts ($968 - 2000; $975 - 1999)                                          135,488               133,291
   Receivable - TEL marketing agreements services                                   12,161                22,655
   Inventories:
      Finished goods and work-in-process                                           144,428               145,557
      Raw materials                                                                 24,127                21,094
      Stores, supplies and other                                                     9,006                 8,141
                                                                                ----------             ---------
                                                                                   177,561               174,792
   Deferred income taxes and prepaid expenses                                       17,119                18,274
                                                                                ----------             ---------
      Total current assets                                                         350,297               364,858
                                                                                ----------             ---------

Property, plant and equipment, at cost                                             768,602               769,307
   Less accumulated depreciation and amortization                                  452,267               436,331
                                                                                ----------              --------
      Net property, plant and equipment                                            316,335               332,976
                                                                                ----------              --------

Other assets and deferred charges                                                  250,168               194,383
Goodwill and other intangibles, net of amortization                                 97,864                99,163
                                                                                ----------              --------
Total assets                                                                    $1,014,664              $991,380
                                                                                ==========              ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   57,170              $ 64,945
    Accrued expenses                                                                49,737                53,304
    Dividends payable                                                                5,217                 5,217
    Long-term debt, current portion                                                 77,102                67,088
    Income taxes payable                                                            10,927                12,538
                                                                                ----------              --------
      Total current liabilities                                                    200,153               203,092
                                                                                ----------              --------

Long-term debt                                                                     392,046               407,134
Other noncurrent liabilities                                                       108,443               102,707
Deferred income taxes                                                               77,113                63,238

Shareholders' equity
      Common stock ($1 par value)
              Issued - 83,465,460 in 2000 and 1999                                  83,465                83,465
      Accumulated other comprehensive loss                                         (12,735)              (11,828)
      Retained earnings                                                            166,179               143,572
                                                                                ----------              --------
                                                                                   236,909               215,209
                                                                                ----------              --------

Total liabilities and shareholders' equity                                      $1,014,664              $991,380
                                                                                ==========              ========

See accompanying notes to financial statements.

                               ETHYL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands, unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                       ------------------------
                                                                         2000            1999
                                                                       ------------------------
Cash and cash equivalents at beginning of year                         $ 15,846        $  8,403
                                                                        -------         -------

Cash flows from operating activities:
      Net income                                                         27,824          15,304
      Adjustments to reconcile net income to cash flows from
        operating activities:
            Depreciation and amortization                                16,669          16,303
            Deferred income taxes                                        15,068             334
            Prepaid pension cost                                         (3,713)         (3,559)
            Special items income, net                                   (42,369)              -
            Working capital (increase) decrease                         (10,124)          3,259
            Other, net                                                    2,025          (1,675)
                                                                        -------         -------
                  Cash provided from operating activities                 5,380          29,966
                                                                        -------         -------

Cash flows from investing activities:
      Capital expenditures                                               (3,383)         (4,052)
      Other, net                                                            434             380
                                                                        -------         -------
                   Cash used in investing activities                     (2,949)         (3,672)
                                                                        -------         -------

Cash flows from financing activities:
      Repayment of long-term debt                                        (5,000)        (10,000)
      Cash dividends paid                                                (5,217)         (5,217)
      Other, net                                                            (92)         (1,328)
                                                                         ------         -------
                    Cash used in financing activities                   (10,309)        (16,545)
                                                                         ------         -------

(Decrease)increase in cash and cash equivalents                          (7,878)          9,749
                                                                         ------         -------

Cash and cash equivalents at end of period                             $  7,968         $18,152
                                                                        =======         =======

Supplemental investing and financing noncash transactions
            Assignment of note payable to Texaco Inc.                  $      -         $29,208

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(In Thousands Except Per-Share Amounts)
(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of March 31, 2000, as well as the consolidated results of operations and the consolidated cash flows for the three-months ended March 31, 2000 and 1999. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 1999 Annual Report and Form 10-K. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Ethyl adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivatives and Hedging Activities", on January 1, 1999. FAS 133 has been consistently applied for all periods presented.

2.	Ethyl’s Swiss subsidiaries have entered marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (the “Alcor Group”), to market and sell TEL outside North America and the European Economic Area. The Alcor Group was purchased by Octel Corporation (“Octel”) in the fall of 1999. These agreements are similar to the marketing agreements currently in place with Octel’s subsidiary, The Associated Octel Company Limited. On April 19, 2000, a payment of $39 million was made to the Alcor Group as a prepayment for services provided under the terms of the marketing agreements. These payments were funded under current loan agreements. The proceeds earned by Ethyl under these marketing agreements are reflected in the Consolidated Statements of Income in the caption, “TEL Marketing Agreement Services.”
3.       Long-term debt consisted of the following:          March 31        December 31
                                                               2000             1999
                                                               ----             ----

         Revolving credit agreement                          $240,000          $215,000
         Term loan agreement                                  210,000           240,000
         Medium-term notes due through 2001                    13,500            13,500
                                                              -------           -------
           Total long-term debt                               463,500           468,500
           Obligations under capital lease                      5,731             5,823
              Less unamortized discount                           (83)             (101)
                                                              -------           -------
           Net long-term debt                                 469,148           474,222
              Less current portion                            (77,102)          (67,088)
                                                              -------           -------
           Long-term debt                                    $392,046          $407,134
                                                              =======           =======

4.	Comprehensive income, defined as net income and other comprehensive income, was $26.9 million for the first quarter of 2000 and $5.2 million for the first quarter of 1999. Other comprehensive income includes changes in unrealized gains and losses on marketable securities and derivative instruments, foreign currency translation adjustments, and minimum pension liability adjustments recorded net of the related deferred income taxes. The components of comprehensive income consist of the following:
                                                                   Three Months Ended
                                                                        March 31
                                                                    -----------------
                                                                     2000        1999
                                                                     ----        ----

         Net income                                               $ 27,824    $ 15,304
         Other comprehensive (loss) income, net of tax
                  Unrealized gain/(loss) on marketable
                     equity securities                               2,528      (1,318)
                  Foreign currency translation adjustments          (2,162)     (9,188)
                  Minimum pension liability adjustment              (1,811)          -
                  Unrealized gain on derivative instruments            538         399
                                                                   -------     -------
         Other comprehensive (loss)                                   (907)    (10,107)
                                                                   -------     -------
         Comprehensive income                                     $ 26,917    $  5,197
                                                                   =======     =======

         The components of accumulated other comprehensive
         income (loss) consist of the following:
                                                                  March 31   December 31
                                                                     2000        1999
                                                                     ----        ----

         Unrealized gain on marketable equity securities          $  5,136    $   2,608
         Unrealized loss on derivative instruments                  (1,361)      (1,899)
         Minimum pension liability adjustment                       (1,811)           -
         Foreign currency translation adjustments                  (14,699)     (12,537)
                                                                   -------     --------
           Accumulated other comprehensive (loss)                 $(12,735)   $ (11,828)
                                                                   =======     ========

5.	The special items income, net in 2000 consisted of recognition of $49.9 million income ($31.6 million after tax or $.38 per share) related to a pension plan election, offset by a $7.5 million charge ($4.8 million after tax or $.06 per share) related to the write-off of plant assets. In February 2000, an election was made regarding certain contracts in our pension plan. This election resulted in the settlement of liabilities for certain pension contracts and the recognition of a significant gain related to our pension assets. The settlement gain has no cash effect nor will any retiree benefits change.

The charge of $7.5 million included in first quarter 2000 special items was for the write-off of the production assets of a previously idled petroleum additives facility. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, during first quarter 2000 we reviewed our third party supply contract for product as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated and excess supply and production facilities were in place. Further, there are no specific market changes expected to impact these conditions. As a result of this review, we cancelled our original supply contract in first quarter 2000, restructured, and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and have written off the book value of these assets in the first quarter.

The special income item in 1999 consisted of $7.2 million income ($4.4 million after tax or $.05 per share) from a supply contract amendment.

ITEM 2.    Management’s Discussion and Analysis of
             Results of Operations and Financial Condition

The following is management’s discussion and analysis of certain significant factors affecting our results of operations and changes in financial condition since December 31, 1999. Our reportable segments, petroleum additives and tetraethyl lead (TEL), are strategic business units that we manage separately.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may focus on future objectives or expectations about future performance and may include statements about trends or anticipated events.

Ethyl believes our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control. We identified certain, but not all, of these factors in the Review of Operations on page 26 of our 1999 Annual Report and incorporate the same herein by reference.

Results of Operations

Net Sales

Our consolidated net sales for first quarter 2000 amounted to $198.5 million, representing a reduction of 3% from the 1999 level of $205.3 million. Consolidated net sales for first quarter 2000 are lower than first quarter 1999 primarily reflecting lower petroleum additives net sales which was slightly offset by higher TEL sales. The table below shows our consolidated net sales by segment.

                                                        Net Sales By Segment
                                                           (in millions)

                                                            First Quarter
                                                            -------------
                                                         2000           1999
                                                         ----           ----
Petroleum additives                                     $194.8         $202.3
Tetraethyl lead                                            3.7            3.0
                                                        ------         ------
Consolidated net sales                                  $198.5         $205.3
                                                        ======         ======

Petroleum Additives Segment

Petroleum additives net sales in first quarter 2000 of $194.8 million were down $7.5 million or almost 4% from $202.3 million in 1999. Slightly lower volumes shipped when compared to the first quarter 1999 caused a $5.5 million reduction in net sales. Lower selling prices negatively affected net sales by $2.0 million when compared to first quarter 1999. The lower shipments included the result of customer forward buying in late 1999 in anticipation of the price increase that we announced in the fourth quarter last year. In addition, there was some limited customer build-up of inventory in the fourth quarter 1999 for Y2K concerns.

TEL Segment

Tetraethyl lead sales under the TEL marketing agreements are not recorded as sales by Ethyl. Consequently, TEL net sales reflected in the table above are made by Ethyl in territories not covered by the agreements. The increase of $0.7 million from first quarter 1999 reflects slightly higher shipments of TEL by Ethyl, as well as slightly higher selling prices.

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

Combined segment operating profit in first quarter 2000 was $7.9 million and included a nonrecurring expense of $7.5 million for the write-off of a petroleum additives manufacturing facility. First quarter 1999 segment operating profit was $36.0 million and included nonrecurring income of $7.2 million from a supply contract amendment. Excluding these nonrecurring items, combined segment operating profit was down 46% from 1999 levels.

Operating profit by segment and a reconciliation to income before income taxes is shown below followed by a review of the results.

                                              Segment Operating Profit
                                                    (in millions)

                                                     First Quarter

                                                 2000           1999
                                                 ----           ----
Petroleum additives before
   nonrecurring items                           $12.3          $18.6
Nonrecurring items                               (7.5)           7.2
                                                -----           ----
   Total Petroleum additives                      4.8           25.8
Tetraethyl lead                                   3.1           10.2
                                                -----           ----
Segment operating profit                          7.9           36.0
Corporate unallocated expense                    (6.8)          (6.1)
Interest expense                                 (8.4)          (8.9)
Pension gain                                     49.9              -
Other income, net                                 1.4            2.0
                                                -----           ----
Income before income taxes                      $44.0          $23.0
                                                =====           ====

Petroleum Additives Segment

Petroleum additives operating profit was $4.8 million for first quarter 2000 and $25.8 million for first quarter 1999. Excluding the nonrecurring items, operating profit decreased about 34% from 1999 levels. Improved profits in fuel additives partially offset this overall decrease. The lower operating profit resulted from the impact of significantly higher raw material costs, slightly lower shipments, and an unfavorable foreign exchange effect. The nonrecurring write-off of the idled manufacturing facility is part of our ongoing review of plant rationalization efforts and will improve the petroleum additives cost structure.

While we did implement an announced fourth quarter 1999 selling price increase during first quarter 2000, the continuing rise in raw material cost during 2000 has more than offset the benefit of this price increase. We are in the process of implementing another price increase in response to the continuing rise in raw material cost, and expect the new pricing to take effect during second quarter 2000.

First quarter 2000 research, development, and testing (R&D) expenses, as well as selling, general, and administrative (SG&A) expenses, were about 11% higher than first quarter 1999 primarily reflecting an increase in R&D expenses. The increase in R&D expenses reflects additional testing as we prepare for the next generation of additive product specification, as well as ongoing product reformulation. SG&A expenses were slightly higher first quarter 2000 when compared to first quarter 1999.

Similarly, as a percentage of net sales, SG&A, including research, development, and testing expense, increased from 14.0% in 1999 to 16.2% in 2000 reflecting the effect of lower sales revenue and higher R&D expenses.

TEL Segment

Our TEL operating profit for the first quarter 2000 amounted to $3.1 million and included $5.1 million from the TEL marketing agreements. In comparison, first quarter 1999 operating profit was $10.2 million with $13.7 million of that total resulting from the marketing agreements. As the TEL market continues its decline, the quarter to quarter results will fluctuate at a higher rate due to the timing of customer bulk orders. The decline in the lead market is proceeding according to our expectations.

Included in both 2000 and 1999 TEL results are the costs of certain facilities that are not allocable to the TEL marketing agreements.

The following discussion references the Consolidated Financial Statements beginning on page 3.

Special Items Income, net

The special items income, net for first quarter 2000 totaled almost $42.3 million. A settlement of certain pension contracts resulted in the recognition of special item income of $49.9 million in first quarter 2000. This one-time noncash gain did not affect any pension benefits provided by Ethyl. In addition, first quarter 2000 included special item expense of $7.5 million for the write-off of a manufacturing facility as part of our ongoing plant rationalization review. The special item income of $7.2 million for first quarter 1999 was the supply contract amendment as noted in the segment operating profit discussion.

Interest and Financing Expenses

Interest and financing expenses were $8.4 million in first quarter 2000 and $8.9 million in first quarter 1999. Lower average debt outstanding resulted in a decrease in interest and financing expenses of $1.5 million. A higher effective interest rate caused a $1 million increase in interest and financing expenses.

Other (Expense) Income, Net

Other (expense) income, net totaled $0.6 million expense in first quarter 2000 as compared to $0.9 million income in 1999. The 1999 total included $1.6 million interest income related to an income tax adjustment.

Income Taxes

Income tax expense was $16.1 million for first quarter 2000 as compared to $7.7 million for first quarter 1999. The increase of $8.4 million primarily reflected a 91% increase in our income before income taxes resulting in about $7.0 million higher income tax expense. In addition, the first quarter 2000 effective income tax rate of 36.7% was higher than the 33.3% rate for the same period in 1999 which resulted in about $1.4 million higher taxes. A benefit from a tax adjustment caused the lower effective tax rate in 1999.

Net Income

Because of the items previously discussed, first quarter 2000 net income was $27.8 million or 33 cents per share. Net income for first quarter 1999 amounted to $15.3 million or 18 cents per share. Excluding nonrecurring items, first quarter 2000 earnings amounted to $1.0 million or one cent per share as compared to first quarter 1999 earnings of $10.9 million or 13 cents per share.

A summary of earnings and earnings per share, both including and excluding the non-recurring items is shown below:

                                               (In millions except per share amounts)
                                                            First Quarter
                                                         2000           1999
                                                         ----           ----
Net income:
  Earnings excluding
     nonrecurring items                                 $ 1.0          $10.9
  Nonrecurring items (a)                                 26.8            4.4
                                                        -----          -----
         Net income                                     $27.8          $15.3
                                                        =====          =====

Basic and diluted earnings per share:
   Earnings excluding
       nonrecurring items                               $ .01          $ .13
   Nonrecurring items (a)                                 .32            .05
                                                        -----          -----
       Net income                                       $ .33          $ .18
                                                        =====          =====

(a)Nonrecurring items after income taxes:
      Pension plan gain                                 $31.6          $   -
      Manufacturing facility write-off                   (4.8)             -
      Supply contract amendment                             -            4.4
                                                        -----          -----
                                                        $26.8          $ 4.4
                                                        =====          =====

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 2000 totaled $8.0 million, which was a decrease of about $7.9 million since December 31, 1999. Our cash flows were more than sufficient to cover operating activities during the 2000 period. Cash flows from operating activities for the three months of 2000 were $5.4 million. This, as well as cash on hand of $7.9 million and about $0.3 million of other funds, were used to make principal payments on long-term debt of $5.0 million, pay dividends of $5.2 million, and fund capital expenditures of $3.4 million. We anticipate that cash provided from operations will continue to be sufficient to cover operating expenses, service debt obligations, including reducing long-term debt, and make dividend payments to our shareholders.

Ethyl has combined current and noncurrent long-term debt of $469.1 million at March 31, 2000 compared to $474.2 million at December 31, 1999. This decrease of $5.1 million primarily represents a repayment of $30.0 million on our term loan mostly offset by an increase of $25.0 million on the revolving credit agreement.

As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 65% at the end of 1999 to 62% at March 31, 2000.

Ethyl’s Swiss subsidiaries have entered marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (the “Alcor Group”), to market and sell TEL outside North America and the European Economic Area. The Alcor Group was purchased by Octel Corporation (“Octel”) in the fall of 1999. These agreements are similar to the marketing agreements currently in place with Octel’s subsidiary, The Associated Octel Company Limited. On April 19, 2000, a payment of $39 million was made to the Alcor Group as a prepayment for services provided under the terms of the marketing agreements. These payments were funded under current loan agreements.

We expect our capital spending during 2000 to be moderately higher than 1999. Ethyl will continue to finance capital spending through cash provided from operations.

Our working capital at March 31, 2000 was $150.1 million resulting in a current ratio of 1.75 to 1. At December 31, 1999, the working capital was $161.8 million and the current ratio was 1.80 to 1. The reduction in working capital and the current ratio primarily reflects a decrease in cash and the receivable from the TEL marketing agreements, as well as an increase in the current portion of long-term debt. Partially offsetting these was a reduction in accounts payable and accrued expenses.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 1999.

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

ETHYL CORPORATION
(Registrant)

Date: April 28, 2000	By: s/ J. Robert Mooney
J. Robert Mooney
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2000	By: s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)