Form 10-Q
period 2000-06-30
ETHYL CORP
filed 2000-07-28
CIK 33656

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

For Quarter Ended June 30, 2000                         Commission File Number 1-5112

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

Number of shares of common stock, $1 par value, outstanding as of June 30, 2000: 83,465,460.

ETHYL CORPORATION

I N D E X

Page
Number
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Statements of Income - Three Months and Six Months
Ended June 30, 2000 and 1999	3

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999	4

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2000 and 1999	5

Notes to Financial Statements	6-8

ITEM 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	9-14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	14

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders	15

ITEM 6. Exhibits and Reports on Form 8-K	15

SIGNATURE	16

2
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                 ETHYL CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                               (In Thousands Except Per Share Amounts)
                                                             (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                         June 30                              June 30
                                                              -----------------------------          --------------------------
                                                                 2000               1999               2000              1999
                                                              -----------         ---------          --------          --------

Net sales                                                       $214,566          $206,230           $413,078          $411,556
Cost of goods sold                                               168,125           157,562            324,373           319,442
                                                              -----------         ---------          --------          --------

   Gross profit                                                   46,441            48,668             88,705            92,114

TEL marketing agreements services                                  8,947            13,961             14,094            27,637

Selling, general and administrative expenses                      19,020            17,854             38,000            35,960
Research, development and testing expenses                        18,310            16,201             36,228            31,507
Special items income, net                                          4,050                 -             46,419             7,200
                                                              -----------         ---------          --------          --------

   Operating profit                                               22,108            28,574             74,990            59,484

Interest and financing expenses                                    9,196             8,775             17,564            17,626
Other income,  net                                                 1,606             1,140              1,057             2,042
                                                              -----------         ---------          --------          --------

Income before income taxes                                        14,518            20,939             58,483            43,900
Income taxes                                                       5,249             7,691             21,390            15,348
                                                              -----------         ---------          --------          --------

Net income                                                      $  9,269          $ 13,248           $ 37,093          $ 28,552
                                                              ===========         =========          ========          ========

Basic and diluted earnings per share                            $    .11          $    .16           $    .44          $    .34
                                                              ===========         =========          ========          ========

Shares used to compute basic and diluted
  earnings per share                                              83,465            83,465             83,465            83,465
                                                              ===========         =========          ========          ========

Cash dividends per share of common stock                        $  .0625          $  .0625           $  .1250          $  .1250
                                                              ===========         =========          ========          ========

See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 30
                                                                    2000                 December 31
                                                                 (unaudited)                1999
                                                               ----------------        ----------------
                   ASSETS
Current assets:
   Cash and cash equivalents                                       $    13,673               $  15,846
   Accounts receivable, less allowance for doubtful
      accounts ($967 - 2000; $975 - 1999)                              140,470                 133,291
   Receivable - TEL marketing agreements services                       19,211                  22,655
   Inventories:
      Finished goods and work-in-process                               128,332                 145,557
      Raw materials                                                     19,562                  21,094
      Stores, supplies and other                                         9,116                   8,141
                                                                   -----------               ---------
                                                                       157,010                 174,792
   Deferred income taxes and prepaid expenses                           15,736                  18,274
                                                                   -----------               ---------
      Total current assets                                             346,100                 364,858
                                                                   -----------               ---------

Property, plant and equipment, at cost                                 768,321                 769,307
   Less accumulated depreciation and amortization                      461,764                 436,331
                                                                   -----------               ---------
      Net property, plant and equipment                                306,557                 332,976
                                                                   -----------               ---------

Other assets and deferred charges                                      281,042                 194,383
Goodwill and other intangibles, net of amortization                     94,381                  99,163
                                                                   -----------               ---------

   Total assets                                                    $ 1,028,080               $ 991,380
                                                                   ===========               =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $    52,822               $  64,945
    Accrued expenses                                                    48,928                  53,304
    Dividends payable                                                    5,217                   5,217
    Long-term debt, current portion                                     82,118                  67,088
    Income taxes payable                                                16,030                  12,538
                                                                   -----------               ---------
        Total current liabilities                                      205,115                 203,092
                                                                   -----------               ---------

Long-term debt                                                         411,955                 407,134
Other noncurrent liabilities                                           102,553                 102,707
Deferred income taxes                                                   71,862                  63,238

Shareholders' equity
      Common stock ($1 par value)
            Issued - 83,465,460 in 2000 and 1999                        83,465                  83,465
      Accumulated other comprehensive loss                             (17,102)                (11,828)
      Retained earnings                                                170,232                 143,572
                                                                   -----------               ---------
                                                                       236,595                 215,209
                                                                   -----------               ---------

Total liabilities and shareholders' equity                         $ 1,028,080               $ 991,380
                                                                   ===========               =========

See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                                         Six Months Ended
                                                                                                             June 30
                                                                                                -----------------------------------
                                                                                                     2000                1999
                                                                                                ----------------    ---------------

Cash and cash equivalents at beginning of year                                                         $ 15,846           $  8,403
                                                                                                       --------           --------

Cash flows from operating activities:
      Net income                                                                                         37,093             28,552
      Adjustments to reconcile net income to cash flows from
        operating activities:
           Depreciation and amortization                                                                 34,347             32,908
           Deferred income taxes                                                                         12,450              1,359
           Prepaid pension cost                                                                          (7,427)            (7,115)
           Gain on sale of certain assets                                                                (2,290)                 -
           Special items income, net                                                                    (42,369)                 -
           Working capital increases                                                                     (1,240)           (10,327)
           Other, net                                                                                       686             (3,115)

                                                                                                       --------           --------
                Cash provided from operating activities                                                  31,250             42,262
                                                                                                       --------           --------

Cash flows from investing activities:
      Capital expenditures                                                                               (6,150)            (7,673)
      Prepayment for TEL marketing agreements services                                                  (39,448)                 -
      Proceeds from sale of certain assets                                                                2,635              2,650
      Other, net                                                                                            157                (86)
                                                                                                       --------           --------
                Cash used in investing activities                                                       (42,806)            (5,109)
                                                                                                       --------           --------

Cash flows from financing activities:
      Repayment of long-term debt                                                                       (45,000)           (30,000)
      Additional long-term debt                                                                          65,000                  -
      Cash dividends paid                                                                               (10,433)           (10,433)
      Other, net                                                                                           (184)            (1,392)
                                                                                                       --------           --------
                Cash provided from (used in) financing activities                                         9,383            (41,825)
                                                                                                       --------           --------

Decrease in cash and cash equivalents                                                                    (2,173)            (4,672)
                                                                                                       --------           --------

Cash and cash equivalents at end of period                                                             $ 13,673           $  3,731
                                                                                                       ========           ========

Supplemental investing and financing noncash transactions
           Assignment of note payable to Texaco Inc.                                                   $      -           $ 29,208

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(In Thousands Except Per-Share Amounts)
(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of June 30, 2000, as well as the consolidated results of operations and the consolidated cash flows for the six-months ended June 30, 2000 and 1999. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 1999 Annual Report and Form 10-K. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Ethyl adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivatives and Hedging Activities", on January 1, 1999. FAS 133 has been consistently applied for all periods presented.

2.	Ethyl’s Swiss subsidiaries have entered marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (the “Alcor Group”), to market and sell TEL outside North America and the European Economic Area. The Alcor Group was purchased by Octel Corporation (“Octel”) in the fall of 1999. These agreements are similar to the marketing agreements currently in place with Octel’s subsidiary, The Associated Octel Company Limited. On April 19, 2000, a payment of $39.4 million was made to the Alcor Group as a prepayment for services provided under the terms of the marketing agreements. These payments were funded under current loan agreements. These payments are amortized over a period of 10 years using a declining balance method. The proceeds earned by Ethyl under these marketing agreements are reflected in the Consolidated Statements of Income in the caption, “TEL Marketing Agreements Services.”
3.   Long-term debt consists of the following:             June 30                 December 31
                                                             2000                      1999
                                                             ----                      ----
         Revolving credit agreement                       $280,000                 $215,000
         Term loan agreement                               195,000                  240,000
         Medium-term notes due through 2001                 13,500                   13,500
                                                          --------                 --------
           Total long-term debt                            488,500                  468,500
           Obligations under capital lease                   5,639                    5,823
              Less unamortized discount                        (66)                    (101)
                                                          --------                 --------
           Net long-term debt                              494,073                  474,222
              Less current portion                         (82,118)                 (67,088)
                                                          --------                 --------
           Long-term debt                                 $411,955                 $407,134
                                                          ========                 ========

4.   The components of comprehensive income consist of the following:

                                                              Three Months Ended             Six Months Ended
                                                                     June 30                     June 30
                                                           ------------------------         -------------------
                                                           2000                 1999        2000           1999
                                                           ----                 ----        ----           ----

         Net income                                      $ 9,269              $13,248     $37,093        $28,552

         Other comprehensive income (loss), net of tax
            Unrealized (loss) gain on marketable
              equity securities                           (3,090)               1,385        (562)            67
            Unrealized gain on derivative instruments        809                  480       1,347            879
            Minimum pension liability adjustment               -                    -      (1,811)             -
            Foreign currency translation adjustments      (2,086)                (185)     (4,248)        (9,373)
                                                         -------              -------      -------        ------
         Other comprehensive income (loss) gain           (4,367)               1,680      (5,274)        (8,427)
                                                         -------              -------     -------         ------
         Comprehensive income                            $ 4,902              $14,928     $31,819        $20,125
                                                         =======              =======     =======        =======
Second quarter and six months unrealized (loss) gain on marketable equity securities includes a reclassification adjustment for the gain included in other income, net resulting from the sale of securities of $1.4 million (net of tax).

The components of accumulated other comprehensive income (loss) consist of the following:

                                                                       June 30         December 31
                                                                         2000              1999
                                                                         ----              ----
         Unrealized gain on marketable equity securities              $  2,046          $   2,608
         Unrealized (loss) on derivative instruments                      (552)            (1,899)
         Minimum pension liability adjustment                           (1,811)                 -
         Foreign currency translation adjustments                      (16,785)           (12,537)
                                                                       --------           --------
           Accumulated other comprehensive (loss)                     $(17,102)         $ (11,828)
                                                                      =========          =========
5.	The special items income, net included an insurance demutualization distribution of $4 million ($2.6 million after tax or $.03 per share) from MetLife, Inc. in the second quarter.

The six months 2000 amounts include the recognition of $49.9 million income ($31.6 million after tax or $.38 per share) related to a pension plan election and $4.0 million income ($2.6 million after tax or $.03 per share) related to demutualization of MetLife, Inc. offset by a $7.5 million charge ($4.8 million after tax or $.06 per share) related to the write-off of plant assets.

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

The special income item in 1999 consisted of $7.2 million income ($4.4 million after tax or $.05 per share) from a supply contract amendment.

6.	Other income, net for the second quarter 2000 included a gain on the sale of a nonoperating asset of $2.3 million ($1.4 million after tax or $.02 per share).

7.	During second quarter 2000, TEL inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers. The effect of the liquidation was to decrease cost of goods sold by $1.1 million and increase net income by $0.7 million or $.01 per share.

8.	Ethyl is taking certain actions related to our pension plan. These actions will result in the settlement of pension liabilities and the recognition of a significant gain in third quarter 2000 earnings related to our pension assets. This settlement gain will have no cash effect nor will any retiree benefits change.

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

We believe our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control. We identified certain, but not all, of these factors in the Review of Operations on page 26 of our 1999 Annual Report and incorporate the same herein by reference.

Results of Operations

Net Sales:

Our consolidated net sales for the second quarter of 2000 amounted to $214.6 million, representing an increase of 4% from the 1999 level of $206.2 million. Our six months 2000 consolidated net sales of $413.1 million were slightly ahead of six months 1999. The table below shows our consolidated net sales by segment.

                              Net Sales By Segment
                                  (in millions)

                                  Second Quarter             Six Months
                                 2000        1999        2000          1999
                                 ----        ----        ----          ----
Petroleum additives             $204.9      $200.6      $399.6        $402.9
Tetraethyl lead                    9.7         5.6        13.5           8.7
                                ------      ------      ------        ------
Consolidated net sales          $214.6      $206.2      $413.1        $411.6
                                ======      ======      ======        ======

Petroleum Additives Segment

Petroleum additives net sales in the second quarter 2000 of $204.9 million were up $4.3 million (2%) from $200.6 million in 1999. Shipments of petroleum additives during the second quarter were about even with the same period last year. The higher second quarter petroleum additives net sales included the benefit of slightly higher selling prices less unfavorable foreign exchange netting to an increase of about $6.5 million compared to the same 1999 period. This increase was partially offset by unfavorable product mix of about $2.2 million.

The six months petroleum additives net sales of $399.6 million were down $3.3 million (1%) from 1999 net sales of $402.9 million. Slightly lower volumes shipped caused a $7.7 million reduction in net sales compared to the 1999 period. This was partially offset by slightly higher selling prices less unfavorable foreign exchange netting to an increase of $4.4 million. The slightly lower shipments included the result of some customer forward buying in anticipation of the price increase announced in the fourth quarter 1999 as well as some limited customer build-up of inventory for Year 2000 concerns.

TEL Segment

Tetraethyl lead sales under the TEL marketing agreements are not recorded as sales by Ethyl. Consequently, TEL net sales reflected in the table above are made by Ethyl in territories not covered by the agreements as well as sales made to The Associated Octel Company Limited (Octel) under the terms of the TEL marketing agreements. Shipments to Octel during the second quarter 2000 increased substantially compared to 1999, accounting for substantially all of the increase in net sales of TEL for the second quarter and six months this year.

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

Combined segment operating profit of $22.9 million in the second quarter of 2000 represents a decrease of 30% compared to operating profit of $32.7 million in second quarter 1999. Six months 2000 segment operating profit was $30.8 million and included a nonrecurring expense of $7.5 million for the write-off of a petroleum additives manufacturing facility. Operating profit for the 1999 period was $68.7 million and included nonrecurring income of $7.2 million related to a supply contract amendment. Excluding these nonrecurring items, combined segment operating profit was down 38% from 1999 levels.

Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.
                             Segment Operating Profit
                                  (in millions)

                                     Second Quarter           Six Months
                                    2000        1999       2000        1999
                                    ----        ----       ----        ----
Petroleum additives before
   nonrecurring items               $11.5       $20.2      $23.8       $38.8
Nonrecurring items                      -           -       (7.5)        7.2
                                    -----       -----      -----       -----
   Total Petroleum Additives         11.5        20.2       16.3        46.0
Tetraethyl lead                      11.4        12.5       14.5        22.7
                                    -----       -----      -----       -----
Segment operating profit             22.9        32.7       30.8        68.7
Corporate unallocated expense        (5.9)       (5.7)     (12.7)      (11.8)
Interest expense                     (9.2)       (8.8)     (17.6)      (17.6)
Pension gain                            -           -       49.9           -
Demutualization income                4.0           -        4.0           -
Other income, net                     2.7         2.7        4.1         4.6
                                    -----       -----      -----       -----
Income before income taxes          $14.5       $20.9      $58.5       $43.9
                                    =====       =====      =====       =====

Petroleum Additives Segment

Petroleum additives operating profit was $11.5 million for the second quarter 2000, which was a 43% decrease from $20.2 million for the second quarter 1999. This decrease from 1999 levels resulted from the impact of higher raw material costs, higher research, development, and testing (R&D) expenses, unfavorable foreign exchange impact, and somewhat higher selling, general, and administrative (SG&A) expenses. Even though we implemented an additional price increase initiative in the second quarter 2000, rising raw material costs continue to more than offset the benefit of these increases.

Second quarter 2000 R&D expenses combined with SG&A expenses were about 9% higher than second quarter 1999 primarily reflecting higher R&D expenses. The increase in R&D expenses reflects additional testing as we prepare for the next generation of additive product specification, as well as ongoing product reformulation.

SG&A, including research, development and testing expense, as a percentage of net sales increased slightly from 14.9% in second quarter 1999 to 15.9% in second quarter 2000, primarily reflecting the effect of higher R&D expenses.

Petroleum additives six months 2000 operating profit was $16.3 million and $46.0 million in the 1999 period. Excluding nonrecurring items, petroleum additives operating profit for the first half of this year of $23.8 million decreased 39% from first half of 1999 operating profit of $38.8 on the same basis.

The lower profits year to date resulted from higher raw material costs, slightly lower shipments, higher R&D, unfavorable foreign exchange effect, and somewhat higher SG&A expenses. This was slightly offset by the benefit of recent price increases. The nonrecurring write-off of the idled manufacturing facility in first quarter 2000 is part of our ongoing review of plant rationalization efforts and will improve the petroleum additives cost structure.

R&D expenses for six months 2000 increased 15% compared to the 1999 period. SG&A expenses combined with research, development and testing expense, as a percentage of net sales increased from 14.4% in the first half of 1999 to 16.0% in the same period this year primarily reflecting the effect of higher R&D expenses and slightly lower sales revenue.

TEL Segment

Our TEL operating profit for the second quarter 2000 amounted to $11.4 million and included $9.0 million from the marketing agreements with Octel. In comparison, second quarter 1999 operating profit was $12.5 million and included $14.0 million from the marketing agreements.

Second quarter 2000 included the benefit of $1.1 million resulting from the liquidation of certain LIFO inventory layers as well as the benefit of lower environmental clean-up costs.

Six months 2000 operating profit was $14.5 million and included $14.1 million from the marketing agreements with Octel as well as the second quarter benefits previously noted. In comparison, the 1999 period operating profit was $22.7 million and included $27.6 million from the marketing agreements.

As the TEL market continues to decline, the quarter to quarter results will fluctuate at a higher rate due to the timing of customer bulk orders.

TEL results include the cost of certain facilities that are not allocable to the marketing agreements with Octel.

The following discussion references the Consolidated Financial Statements beginning on page 3.

Special items income, net:

The special items income, net for six months 2000 totaled $46.4 million. A settlement of certain pension contracts resulted in the recognition of a noncash gain in the first quarter of $49.9 million. In addition, second quarter 2000 included $4.0 million income related to the demutualization of MetLife, Inc. These items were partially offset by a $7.5 million first quarter charge related to the write-off of a manufacturing facility as part of our ongoing plant rationalization review.

The special item income of $7.2 million for first quarter 1999 was the supply contract amendment as noted in the segment operating profit discussion.

Interest and Financing Expenses:

In the second quarter 2000, interest and financing expenses were $9.2 million as compared to $8.8 million in 1999. A higher effective interest rate caused a $1.5 million increase in interest and financing expenses. Lower average debt resulted in a decrease in interest and financing expenses of $0.7 million. These factors were partially offset by slightly lower amortization and fees.

Our six months 2000 interest and financing expenses also reflects lower average debt outstanding and a higher effective interest rate. Interest and financing expenses were about even with 1999. The lower average debt and lower amortization and fees of $2.6 million offset the higher effective interest rates.

Other Income, Net:

Other income, net totaled $1.6 million in the second quarter of 2000 compared to $1.1 million income in 1999. Second quarter 2000 consisted primarily of a gain of about $2.3 million on the sale of a nonoperating asset. The 1999 amount did not include any individually material items.

Other income, net for the six months 2000 was $1.1 million as compared to $2.0 million for 1999. The 1999 amount did not include any individually material items.

Income Taxes:

Income tax expense was $5.2 million for the second quarter 2000 and $7.7 million for the second quarter 1999. The decrease of $2.5 million mostly reflected a 31% decrease in our income before income taxes. The effective income tax rate was 36.2% in 2000 compared to 36.7% in 1999. The lower rate reflects the recognition of certain income tax benefits.

The six months income tax expense was $21.4 million in 2000 and $15.3 million in 1999. A 33% increase in income before income taxes contributed $5.1 million of the increase in income taxes. The effective income tax rate of 36.6% in 2000 resulted in higher expense of $0.9 million compared the effective tax rate of 35.0% for 1999. The six months 1999 rate includes the recognition of certain income tax benefits.

Net Income:

Because of the items discussed above, second quarter net income was $9.3 million ($.11 per share) in 2000 and $13.2 million ($.16 per share) in 1999. These results also include slightly higher corporate selling, general, and administrative expenses for second quarter 2000 as compared to second quarter 1999. Excluding the nonrecurring items, our second quarter 2000 earnings were $5.3 million ($.06 per share) compared to $13.2 million ($.16 per share) in 1999.

Ethyl’s net income for six months 2000 was $37.1 million ($.44 per share) as compared to $28.6 million ($.34 per share) for six months 1999. The six months 2000 net income also includes increases in corporate selling, general, and administrative expenses from six months 1999 levels. Nonrecurring income of $30.8 million ($.37 per share) was included in 2000. The nonrecurring item in 1999 amounted to a benefit of $4.4 million ($.05 per share). Excluding the nonrecurring items, our 2000 earnings were $6.3 million ($.07 per share) compared to $24.2 million ($.29 per share) for the 1999 period.

A summary of earnings and earnings per share, both including and excluding, the non-recurring items is shown below:

                                                  (In millions except per share amounts)
                                                      Second Quarter     Six Months
                                                      --------------     ----------
                                                     2000      1999     2000     1999
                                                     ----      ----     ----     ----

Net income:
   Earnings excluding nonrecurring items             $5.3     $13.2     $ 6.3    $24.2
   Nonrecurring items (a)                             4.0         -      30.8      4.4
                                                     ----     -----    ------    -----
       Net income                                    $9.3     $13.2     $37.1    $28.6
                                                     ====     =====     =====    =====

Basic and diluted earnings per share:
   Earnings excluding nonrecurring items             $.06     $ .16     $ .07    $ .29
   Nonrecurring items (a)                             .05         -       .37      .05
                                                     ----     -----     -----    -----
       Net income                                    $.11     $ .16     $ .44    $ .34
                                                     ====     =====     =====    =====

(a) Nonrecurring items after income taxes:
   Pension contract settlement                       $  -     $   -     $31.6    $   -
   Manufacturing facility write-off                     -         -      (4.8)       -
   Income from demutualization of MetLife, Inc.       2.6         -       2.6        -
   Gain on sale of nonoperating assets                1.4         -       1.4        -
   Supply contract amendment                            -         -                4.4
                                                     ----     -----     -----    -----
                                                     $4.0     $   -     $30.8    $ 4.4
                                                     ====     =====     =====    =====

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 2000 totaled $13.7 million, which was a decrease of $2.2 million since December 31, 1999. Our cash flows were more than sufficient to cover operating activities during the 2000 period. Cash flows from operating activities for the six months of 2000 were $31.3 million. This, as well as the use of cash on hand of $2.2 million, $20 million of additional long-term debt, and other proceeds of over $2.6 million, was used to fund the prepayment for TEL marketing agreements services of $39.4 million, pay dividends of $10.4 million, and fund capital expenditures of $6.2 million.

On July 27, 2000, the board of directors suspended our dividend. By this action, cash flows available for debt reduction will be improved. The company continues to review its options and strategies regarding a possible refinancing of our debt in 2001. We anticipate that cash provided from operations, our current credit facilities, and our ability to obtain financing will be sufficient to meet our needs.

Ethyl has combined current and noncurrent long-term debt of $494.1 million at June 30, 2000 compared to $474.2 million at December 31, 1999. This net increase of almost $20 million represents additional borrowings of $20 million on our revolving loan required to fund the almost $40 million prepayment for TEL marketing agreements services.

As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 65.4% at the end of 1999 to 63.5% at June 30, 2000.

We expect our capital spending during 2000 to be about the same as 1999. Ethyl will continue to finance capital spending through cash provided from operations.

Our working capital at June 30, 2000 was $141.0 million resulting in a current ratio of 1.69 to 1. At December 31, 1999, the working capital was $161.8 million and the current ratio was 1.80 to 1. The reduction in working capital and the current ratio reflects a decrease in cash, receivable from the TEL marketing agreement services, and inventories, as well as an increase in the current portion of long-term debt and income taxes payable. Partially offsetting these, was an increase in accounts receivable and a reduction in accounts payable and accrued expenses.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 1999.

PART II - Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders

	At the annual meeting of shareholders held on May 25, 2000, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

	Director	Affirmative Votes	Votes Withheld

	William W. Berry	76,619,604	982,772

	Phyllis L. Cothran	76,604,851	997,525

	Bruce C. Gottwald	70,784,253	6,818,123

	Thomas E. Gottwald	76,675,956	926,420

	Gilbert M. Grosvenor	76,629,599	972,777

	Sidney Buford Scott	76,674,942	927,434

	Charles B. Walker	76,673,178	929,198

	The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's auditors with 77,121,394 affirmative votes, 214,373 votes against and 266,609 abstentions.

ITEM 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits - None

	(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

ETHYL CORPORATION
(Registrant)

Date: July 28, 2000	By: s/ J. Robert Mooney
J. Robert Mooney
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2000	By: s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)