Form 10-Q
period 2000-09-30
ETHYL CORP
filed 2000-10-30
CIK 33656

                                                              Page 1 of 18 pages

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Transition Period from __________________________ to________________________

For Quarter Ended September 30, 2000                         Commission File Number 1-5112

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

Number of shares of common stock, $1 par value, outstanding as of September 30, 2000: 83,454,650.
ETHYL CORPORATION

I N D E X

Page
Number

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Statements of Income - Three Months and Nine
Months Ended September 30, 2000 and 1999	3

Consolidated Balance Sheets - September 30, 2000 and
December 31, 1999	4

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2000 and 1999	5

Notes to Financial Statements	6-9

ITEM 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition	10-16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	17

SIGNATURE	18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ETHYL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2000	1999	2000	1999

Net sales	$ 204,388	$ 216,637	$ 617,466	$ 628,193
Cost of goods sold	159,205	163,920	483,578	483,362

Gross profit	45,183	52,717	133,888	144,831
TEL marketing agreements services	10,489	15,649	24,583	43,286
Selling, general and administrative expenses	19,932	16,797	57,932	52,757
Research, development and testing expenses	19,271	16,291	55,499	47,798
Special items income, net	27,185	-	73,604	7,200

Operating profit	43,654	35,278	118,644	94,762
Interest and financing expenses	9,371	9,011	26,935	26,637
Other (expense) income, net	(1,725)	(1,889)	(668)	153

Income before income taxes	32,558	24,378	91,041	68,278
Income taxes	11,002	7,686	32,392	23,034

Net income	$ 21,556	$ 16,692	$ 58,649	$ 45,244

Basic and diluted earnings per share	$ .26	$ .20	$ .70	$ .54

Shares used to compute basic and
diluted earnings per share	83,463	83,465	83,465	83,465

Cash dividends declared per share of common stock	$ -	$ .0625	$ .1250	$ .1875

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30
	2000	December 31
	(unaudited)	1999

ASSETS
Current assets:
Cash and cash equivalents	$ 15,379	$ 15,846
Accounts receivable, less allowance for
doubtful accounts ($961 - 2000; $975 - 1999)	128,600	133,291
Receivable - TEL marketing agreements services	14,750	22,655
Inventories:
Finished goods and work-in-process	121,280	145,557
Raw materials	19,934	21,094
Stores, supplies and other	9,238	8,141

	150,452	174,792
Deferred income taxes and prepaid expenses	15,029	18,274

Total current assets	324,210	364,858

Property, plant and equipment, at cost	763,148	769,307
Less accumulated depreciation and amortization	466,438	436,331

Net property, plant and equipment	296,710	332,976

Prepaid pension cost	216,519	127,213
Other assets and deferred charges	105,216	67,170
Goodwill and other intangibles, net of amortization	90,816	99,163

Total assets	$1,033,471	$ 991,380

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 56,516	$ 64,945
Accrued expenses	55,666	53,304
Dividends payable	-	5,217
Long-term debt, current portion	87,133	67,088
Income taxes payable	7,512	12,538

Total current liabilities	206,827	203,092

Long-term debt	381,864	407,134
Other noncurrent liabilities	97,787	102,707
Deferred income taxes	84,245	63,238

Shareholders' equity
Common stock ($1 par value)
Issued - 83,454,650 in 2000 and
83,465,460 in 1999	83,455	83,465
Accumulated other comprehensive loss	(12,406)	(11,828)
Retained earnings	191,699	143,572

	262,748	215,209

Total liabilities and shareholders' equity	$1,033,471	$ 991,380

See accompanying notes to financial statements

ETHYL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30

	2000	1999

Cash and cash equivalents at beginning of year	$ 15,846	$ 8,403

Cash flows from operating activities:
Net income	58,649	45,244
Adjustments to reconcile net income to cash
flows from operating activities:
Depreciation and amortization	50,431	49,303
Deferred income taxes	22,690	(1,178)
Prepaid pension cost	(10,279)	(10,675)
Gain on sale of certain assets	(2,290)	-
Special items income, net	(69,554)	-
Working capital	20,837	4,106
Other, net	(1,625)	(2,898)

Cash provided from operating activities	68,859	83,902

Cash flows from investing activities:
Capital expenditures	(9,090)	(10,580)
Prepayment for TEL marketing agreements services	(39,448)	-
Proceeds from sale of certain assets	2,635	2,650
Investment in Envera, LLC	(2,496)	-
Other, net	101	72

Cash used in investing activities	(48,298)	(7,858)

Cash flows from financing activities:
Repayment of long-term debt	(60,000)	(60,000)
Net borrowings on revolving credit agreement	55,000	-
Cash dividends paid	(15,650)	(15,650)
Other, net	(378)	(1,456)

Cash used in financing activities	(21,028)	(77,106)

Decrease in cash and cash equivalents	(467)	(1,062)

Cash and cash equivalents at end of period	$ 15,379	$ 7,341

Supplemental investing and financing noncash transactions
Assignment of Texaco Inc. note payable	$ -	$ 29,208

See accompanying notes to financial statements

ETHYL CORPORATION AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (In Thousands Except Per-Share Amounts) (Unaudited)
1.	In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of September 30, 2000, as well as the consolidated results of operations for the three-months and nine-months ended September 30, 2000 and 1999, and the consolidated cash flows for the nine-months ended September 30, 2000 and 1999. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 1999 Annual Report and Form 10-K. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Ethyl adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivatives and Hedging Activities", on January 1, 1999. FAS 133 has been consistently applied for all periods presented.

2.	Ethyl’s Swiss subsidiaries have entered marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (the “Alcor Group”), to market and sell TEL outside North America and the European Economic Area. The Alcor Group was purchased by The Associated Octel Company Limited (“Octel”) in the fall of 1999. These agreements are similar to the marketing agreements currently in place with Octel. On April 19, 2000, a payment of $39.4 million was made to the Alcor Group as a prepayment for services provided under the terms of the marketing agreements. These payments were funded under current loan agreements. These payments are amortized over a period of 10 years using a declining balance method. The proceeds earned by Ethyl under these marketing agreements are reflected in the Consolidated Statements of Income in the caption, “TEL Marketing Agreements Services.”

3.	Long-term debt consists of the following:	September 30	December 31
		2000	1999

	Revolving credit agreement	$270,000	$215,000
	Term loan agreement	180,000	240,000
	Medium-term notes due through 2001	13,500	13,500
	Total long-term debt	463,500	468,500
	Obligations under capital lease	5,544	5,823
	Less unamortized discount	(47)	(101)
	Net long-term debt	468,997	474,222
	Less current portion	(87,133)	(67,088)
	Long-term debt	$381,864	$407,134

4.	The components of comprehensive income consist of the following:

Three Months Ended			Nine Months Ended
	September 30		September 30
	2000	1999	2000	1999

Net income	$ 21,556	$ 16,692	$ 58,649	$ 45,244
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable equity securities	8,172	(730)	7,610	(663)
Unrealized gain (loss) on derivative instruments	405	(2,684)	1,752	(1,805)
Minimum pension liability adjustment	-	-	(1,811)	-
Foreign currency translation adjustments	(3,881)	4,057	(8,129)	(5,316)

Other comprehensive income gain (loss)	4,696	643	(578)	(7,784)

Comprehensive income	$ 26,252	$ 17,335	$ 58,071	$ 37,460

Nine months 2000 unrealized gain on marketable equity securities includes a reclassification adjustment for the gain included in other (expense) income, net resulting from the sale of securities of $1.4 million (net of tax).

The components of accumulated other comprehensive income (loss) consist of the following:

	September 30	December 31
	2000	1999

Unrealized gain on marketable equity securities	$10,218	$2,608
Unrealized loss on derivative instruments	(147)	(1,899)
Minimum pension liability adjustment	(1,811)	-
Foreign currency translation adjustments	(20,666)	(12,537)
Accumulated other comprehensive (loss)	$(12,406)	$(11,828)

5.	The third quarter 2000 special items income, net included a net benefit of $28.6 million income ($18.2 million after tax or $.22 per share) from the settlement of certain pension contracts resulting in the recognition of a noncash gain offset by a special retirement charge of $1.4 million ($917 thousand after tax or $.01 per share).

The nine months 2000 amounts consisted of $78.5 million income ($49.8 million after tax or $.60 per share) related to settlements of certain pension contracts resulting in the recognition of noncash gains in the first and third quarters as well as $4.0 million income ($2.6 million after tax or $.03 per share) related to the demutualization of MetLife, Inc. in the second quarter. These items were partly offset by a $7.5 million first quarter charge ($4.8 million after tax or $.06 per share) related to the write-off of plant assets and the third quarter special retirement charge.

In the first and third quarters of 2000, elections were made regarding certain contracts in our U. S. salaried pension plan. These elections resulted in the settlement of liabilities for certain pension contracts and the recognition of significant gains related to our pension assets. The settlement gains have no cash effect on the Company, nor will any retiree benefits change.

The charge of $7.5 million included in first quarter 2000 special items was for the write-off of the production assets of a previously idled petroleum additives facility. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, during first quarter 2000 we reviewed a third party supply contract for product as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated and excess supply and production facilities were in place. Further, there are no specific market changes expected to impact these conditions. As a result of this review, we cancelled the original supply contract in first quarter 2000, restructured, and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and wrote off the book value of these assets in the first quarter.

6.	The special income item in 1999 consisted of $7.2 million income ($4.4 million after tax or $.05 per share) from a supply contract amendment.

7.	Other (expense) income, net for third quarter included a $1.8 million charge for our percentage share of the loss Envera, LLC (Envera). Envera is a newly formed, global electronic-marketplace for business to business transactions and services. Ethyl has an equity investment in Envera.

Other (expense) income, net for nine months 2000 includes a second quarter gain on the sale of a nonoperating asset of $2.3 million ($1.4 million after tax or $.02 per share) which was partially offset by a $1.8 million charge related to the equity loss in Envera.

8.	During nine months 2000, TEL inventory quantities were reduced which resulted in a liquidation of LIFO inventory. The effect of the liquidation was to decrease cost of goods sold by $1.1 million and increase net income by $0.7 million or $.01 per share.

9.	The Environmental Protection Agency has named Ethyl as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 for the cleanup of soil and groundwater contamination at the Sauget Area 2 Sites in Sauget, Illinois. Without admitting any fact, responsibility, fault or liability in connection with this site, Ethyl has agreed to participate with other PRPs to undertake a site investigation and feasibility study. We are responsible for 6.47% of the study cost and have accrued for these estimated expenses. Due to the early stage of the investigation, we are unable to make a reasonable estimate of the total cost of the investigation, remediation, if required, or Ethyl's share of responsibilities related to this site cleanup, if any.

10.	During the third quarter, Ethyl announced that we would use a portion of the value tied up in an overfunded U.S. salaried employee pension plan and apply an estimated $50 million toward our aggressive debt repayment schedule established by management. As of December 31, 1999, the pension plan included a surplus in excess of $200 million. The current pension plan will be terminated at December 31, 2000 and Ethyl will use 25% of the surplus to fully fund the new plan for U.S. salaried employees, with similar provisions and benefit formula as the terminated plan. The remaining surplus will be subject to the usual corporate taxes as well as a 20% excise tax. The process remains subject to regulatory approval and is anticipated to conclude by third quarter 2001. Additionally, in future years, Ethyl will report reduced non-cash pension income as the amount of surplus in the new pension plan will be less than that in the terminated plan.

11.	On December 3, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Management is continuing to review the impact that compliance with SAB No. 101 will have on our financial statements and related disclosures.

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

Results of Operations

Net Sales:

Our consolidated net sales for the third quarter of 2000 amounted to $204.4 million, representing a decrease of 6% from the 1999 level of $216.6 million. The nine months 2000 consolidated net sales of $617.5 million were 2% below the nine months 1999 amount of $628.2. The table below shows our consolidated net sales by segment.

                              Net Sales By Segment
                                  (in millions)

                                    Third Quarter                Nine Months
                                  2000        1999            2000        1999
                                  ----        ----            ----        ----
Petroleum additives              $198.2      $206.1         $597.9       $609.0
Tetraethyl lead                     6.2        10.5           19.6         19.2
                                 ------      ------         ------       ------
Consolidated net sales           $204.4      $216.6         $617.5       $628.2
                                 ======      ======         ======       ======
Petroleum Additives Segment

Petroleum additives net sales in the third quarter 2000 of $198.2 million were down $7.9 million (4%) from $206.1 million in 1999. The lower net sales reflect lower shipments across most regions and product lines, as well as an unfavorable effect of foreign exchange. These factors were only partially offset by the benefit of higher selling prices.

The nine months petroleum additives net sales of $597.9 million were down $11.1 million (2%) from 1999 net sales of $609.0 million. The lower net sales for the nine months reflect lower volumes shipped in most product lines and most regions except North America, as well as an unfavorable effect of foreign exchange. This was only partially offset by higher selling prices.

TEL Segment

Tetraethyl lead sales under the TEL marketing agreements are not recorded as sales by Ethyl. Consequently, TEL net sales reflected in the table above are made by Ethyl in areas not covered by the agreements as well as sales made to The Associated Octel Company Limited (Octel) under the terms of the TEL marketing agreements.

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

Combined segment operating profit of $21.7 million in the third quarter of 2000 represents a decrease of 43% compared to operating profit of $38.4 million in third quarter 1999. Nine months 2000 segment operating profit was $52.5 million and included a nonrecurring expense of $7.5 million for the write-off of a petroleum additives manufacturing facility. Operating profit for the same 1999 period was $107.1 million and included nonrecurring income of $7.2 million related to a supply contract amendment. Excluding these nonrecurring items, combined segment operating profit was down 40% from 1999 levels.

Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.

                            Segment Operating Profit
                                  (in millions)

                                    Third Quarter              Nine Months
                                  2000        1999            2000        1999
                                  ----        ----            ----        ----
Petroleum additives before
   Nonrecurring items             $8.8       $21.8           $32.6       $60.6
Nonrecurring items                   -           -            (7.5)        7.2
                                 -----        -----          -----       -----
   Total petroleum additives       8.8        21.8            25.1        67.8
Tetraethyl lead                   12.9        16.6            27.4        39.3
                                 -----       -----           -----       -----
Segment operating profit          21.7        38.4            52.5       107.1
Corporate unallocated expense     (6.5)       (5.5)          (19.3)      (17.3)
Interest expense                  (9.4)       (9.0)          (26.9)      (26.6)
Other income, net                 26.8         0.5            84.7         5.1
                                 -----       -----           -----       -----
Income before income taxes       $32.6       $24.4           $91.0       $68.3
                                 =====       =====           =====       =====
Petroleum Additives Segment

Petroleum additives operating profit was $8.8 million for the third quarter 2000, which was a 59% decrease from $21.8 million for the third quarter 1999. This decrease from 1999 levels resulted from the impact of significantly higher raw material costs, lower shipments, higher research, development, and testing (R&D) expenses, unfavorable foreign exchange impact, and slightly higher selling, general, and administrative (SG&A) expenses. Although we implemented additional price increase initiatives during the year, rising raw material costs continue to more than offset the benefit of these increases.

Third quarter 2000 R&D expenses combined with SG&A expenses were about 13% higher than third quarter 1999 primarily reflecting higher R&D expenses. The increase in R&D expenses reflects additional testing as we prepare for the next generation of additive product specifications, as well as ongoing product reformulation.

SG&A, including research, development and testing expense, as a percentage of net sales increased from 14.3% in third quarter 1999 to 16.8% in third quarter 2000, primarily reflecting the effect of higher R&D expenses and lower sales revenue.

Petroleum additives nine months 2000 operating profit was $25.1 million as compared to $67.8 million in the 1999 period. Excluding nonrecurring items, petroleum additives operating profit for nine months of this year of $32.6 million decreased 46% from the same period of 1999 operating profit of $60.6 on the same basis.

The lower profits year to date resulted from significantly higher raw material costs, slightly lower shipments, higher R&D, unfavorable foreign exchange effect, and higher SG&A expenses. The benefit of price increases during 2000 did not significantly offset these factors. The nonrecurring write-off of the idled manufacturing facility in first quarter 2000 is part of our ongoing review of plant rationalization efforts and has improved the petroleum additives cost structure.

R&D expenses for nine months 2000 increased 16% compared to the 1999 period. Testing related to the next generation of additive product specifications, as well as ongoing product reformulation caused the increase in R&D expenses over 1999 levels.

SG&A expenses combined with research, development and testing expense, as a percentage of net sales, increased from 14.4% for nine months 1999 to 16.3% in the same period this year. This increase primarily reflects the effect of higher R&D expenses and slightly lower sales revenue.

TEL Segment

Our TEL operating profit for the third quarter 2000 amounted to $12.9 million and included $10.5 million from the TEL marketing agreements. In comparison, third quarter 1999 operating profit was $16.6 million and included $15.6 million from the marketing agreements.

Nine months 2000 operating profit was $27.4 million and included $24.6 million from the marketing agreements. In comparison, the 1999 period operating profit was $39.3 million and included $43.3 million from the marketing agreements. Nine months 2000 included a second quarter benefit of $1.1 million resulting from the liquidation of certain LIFO inventory. TEL operating profit also benefited from lower environmental cleanup expense in 2000.

As the TEL market continues to decline, the quarter to quarter results will fluctuate at a higher rate due to the timing of customer bulk orders.

TEL results include the cost of certain facilities that are not allocable to the TEL marketing agreements.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10Q.

Special Items Income, Net:

The special items income, net for third quarter 2000 totaled $27.2 million. A settlement of certain pension contracts resulted in the recognition of a noncash gain of $28.6 million offset by a special retirement charge of $1.4 million.

The special items income, net for nine months 2000 totaled $73.6 million. Settlements of certain pension contracts resulted in the recognition of noncash gains in the first and third quarters totaling $78.5 million. In addition, the second quarter demutualization of MetLife, Inc. resulted in $4.0 million income. These items were partly offset by a $7.5 million first quarter charge related to the write-off of plant assets and the third quarter special retirement charge of $1.4 million.

The special item income of $7.2 million for first quarter 1999 was the supply contract amendment as noted in the segment operating profit discussion.

Interest and Financing Expenses:

In the third quarter 2000, interest and financing expenses were $9.4 million as compared to $9.0 million in 1999. A higher effective interest rate caused a $1.4 million increase in interest and financing expenses. Lower average debt resulted in a decrease in interest and financing expenses of $0.8 million. These factors were partially offset by lower fees and amortization of financing costs.

Interest and financing expenses for nine months were $26.9 million as compared to $26.6 million in 1999. Higher effective interest rates resulted in an increase of $4.0 million. Lower average debt and lower fees and amortization of financing costs of $3.7 million mostly offset the higher effective interest rates.

Other (Expense) Income, Net:

Other (expense) income, net totaled $1.7 million expense in the third quarter of 2000 including $1.8 million for our percentage share of the loss of Envera, LLC (Envera). Envera is a newly formed, global electronic-marketplace for business to business transactions and services. Ethyl has an equity investment in Envera. Other expense in the third quarter 1999 was $1.9 million.

Other (expense) income, net for the nine months 2000 was $700 thousand expense as compared to $200 thousand income for 1999. The 2000 total includes a second quarter gain of about $2.3 million on the sale of a nonoperating assets, which was partially offset by $1.8 million related to the equity loss in Envera.

Income Taxes:

Income tax expense was $11.0 million for the third quarter 2000 and $7.7 million for the third quarter 1999. A 34% increase in our income before income taxes contributed $2.6 million of the increase in income taxes. The effective income tax rate of 33.8% in 2000 resulted in higher expense of $0.7 million compared the effective tax rate of 31.5% for 1999. The lower rate reflects the recognition of certain income tax benefits in 1999.

The nine months income tax expense was $32.4 million in 2000 and $23.0 million in 1999. A 33% increase in income before income taxes contributed $7.7 million of the increase in income taxes. The effective income tax rate of 35.6% in 2000 resulted in higher expense of $1.7 million compared the effective tax rate of 33.7% for 1999. The nine months 1999 rate includes the recognition of certain income tax benefits.

Net Income:

Because of the items discussed above, third quarter net income was $21.6 million ($.26 per share) in 2000 and $16.7 million ($.20 per share) in 1999. These results include higher corporate selling, general, and administrative expenses for third quarter 2000 as compared to the same 1999 period. Excluding the nonrecurring items, our third quarter 2000 earnings were $4.3 million ($.05 per share) compared to $16.7 million ($.20 per share) in 1999.

Ethyl’s net income for nine months 2000 was $58.6 million ($.70 per share) as compared to $45.2 million ($.54 per share) for nine months 1999. The nine months 2000 net income also includes increases in corporate selling, general, and administrative expenses from nine months 1999 levels. Nonrecurring income of $48.1 million ($.58 per share) was included in 2000. The nonrecurring item in 1999 amounted to a benefit of $4.4 million ($.05 per share). Excluding the nonrecurring items, our 2000 earnings were $10.5 million ($.12 per share) compared to $40.8 million ($.49 per share) for the 1999 period.

A summary of earnings and earnings per share, both including and excluding, the non-recurring items is shown below:

                                              (In millions except per share amounts)
                                               Third Quarter            Nine Months
                                               --------------           -----------
                                              2000        1999       2000         1999
                                              ----        ----       ----         ----

Net income:
   Earnings excluding nonrecurring items     $  4.3       $16.7      $10.5        $40.8
   Nonrecurring items (a)                      17.3           -       48.1          4.4
                                             ------       -----      -----        -----
       Net income                            $ 21.6       $16.7      $58.6        $45.2
                                             ======       =====      ======       =====

Basic and diluted earnings per share:
   Earnings excluding nonrecurring items     $  .05       $ .20      $  .12       $ .49
   Nonrecurring items (a)                       .21           -         .58         .05
                                             ------       ------      ------       -----
       Net income                            $  .26       $  .20     $  .70       $ .54
                                             ======       ======     ======       =====

(a) Nonrecurring items after income taxes:
      Pension contract settlements           $ 18.2       $   -      $ 49.8       $   -
      Special retirement charge                (0.9)          -         0.9)          -
      Manufacturing facility write-off            -           -        (4.8)          -
      Income from demutualization of MetLife      -           -         2.6           -
      Gain on sale of nonoperating assets         -           -         1.4           -
      Supply contract amendment                   -           -           -         4.4
                                              -----       -----      ------       -----
                                              $17.3       $   -      $ 48.1       $ 4.4
                                              =====       =====      ======       =====

We expect the factors, including the margin compression, which have affected the petroleum additives operating profit for the nine months 2000, will continue into next year. This will result in our fourth quarter 2000 petroleum additive profit being below the fourth quarter 1999.

Financial Condition and Liquidity

Cash and cash equivalents at September 30, 2000 totaled $15.4 million, which was a decrease of $467 thousand since December 31, 1999. Our cash flows were more than sufficient to cover operating activities during the 2000 period. Cash flows from operating activities for the nine months of 2000 were $68.9 million. This, as well as the use of cash on hand and other proceeds of almost $3.0 million, was used to fund the prepayment for TEL marketing agreements services of $39.4 million, pay dividends of $15.7 million, fund capital expenditures of $9.1 million, reduce long-term debt $5.0 million, and invest $2.5 million in Envera.

In the third quarter, Ethyl took additional actions to improve cash flows for debt reduction. On July 27, 2000, the Board of Directors suspended our dividend. Also during the third quarter, Ethyl took steps to use a portion of the value tied up in an overfunded U.S. salaried employee pension plan in order to apply an estimated $50 million towards debt repayment.

At December 31, 1999 this pension plan was overfunded in excess of $200 million. Ethyl will terminate the current plan at year-end 2000 and use 25% of the surplus to establish a new fully funded pension plan for U.S. salaried employees with comparable provisions and benefit formula. The surplus not used to fund the new pension plan will be subject to the usual corporate income taxes as well as a 20% excise tax.

The process remains subject to regulatory approval and is anticipated to conclude by third quarter 2001. Additionally, in future years, Ethyl will report reduced non-cash pension income as the amount of surplus in the new pension plan will be less than as that in the terminated plan.

Ethyl plans to refinance our bank debt in the first half of 2001. We expect that the interest rate available under a new financing agreement, based on estimated market conditions, will be higher than the rate under our current agreement. We anticipate that cash provided from operations, our current credit facility, and our ability to obtain financing will be sufficient to meet our needs.

Ethyl has combined current and noncurrent long-term debt of $469 million at September 30, 2000 compared to $474.2 million at December 31, 1999. This net decrease of $5.2 million represents a repayment of $60 million on our term loan mostly offset by an increase of $55 million on the revolving credit agreement. The revolving credit agreement was utilized to fund the almost $40 million prepayment for TEL marketing agreements services.

As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 65.4% at the end of 1999 to 59.3% at September 30, 2000.

We expect our capital spending during 2000 to be about the same as 1999. Ethyl will continue to finance capital spending through cash provided from operations.

Ethyl is committed to invest another $2.5 million in Envera. The investment will be $1.25 million in each of the next two quarters.

Our working capital at September 30, 2000 was $117.4 million resulting in a current ratio of 1.57 to 1. At December 31, 1999, the working capital was $161.8 million and the current ratio was 1.80 to 1. The reduction in working capital and the current ratio reflects a decrease in cash, receivables, and inventories, as well as an increase in the current portion of long-term debt and accrued expenses. Partially offsetting these, was a decrease in accounts payable, dividends payable and taxes payable.

Environmental Matters

The Environmental Protection Agency has named Ethyl as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 for the cleanup of soil and groundwater contamination at the Sauget Area 2 Sites in Sauget, Illinois. Without admitting any fact, responsibility, fault or liability in connection with this site, Ethyl has agreed to participate with other PRPs to undertake a site investigation and feasibility study. The Company is responsible for 6.47% of the study cost and has accrued for these estimated expenses. Due to the early stage of the investigation, we are unable to make a reasonable estimate of the total cost of the investigation, remediation, if required, or Ethyl’s share of responsibilities related to this site cleanup, if any.

Other Matters

In an organizational matter, J. Robert Mooney retired from his position as Senior Vice President and Chief Financial Officer to become the Chief Executive Officer of Envera, LLC. David A. Fiorenza, Vice President and Treasurer for Ethyl has been named our Principal Financial Officer.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 1999.

PART II – Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits – None

	(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHYL CORPORATION
(Registrant)

Date: October 27, 2000	By: s/ David A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: October 27, 2000	By: s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)