Form 10-K405
period 2000-12-31
ETHYL CORP
filed 2001-04-12
CIK 33656

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-5112

                               ETHYL CORPORATION

       Incorporated pursuant to the Laws of the Commonwealth of Virginia

        Internal Revenue Service Employer Identification No. 54-0118820

                     330 South Fourth Street P. O. Box 2189
                         Richmond, Virginia 23218-2189

                                  804-788-5000

   Securities registered pursuant to Section 12(b) of the Act:

                               Name of each exchange
      Title of each class       on which registered
   COMMON STOCK, $1 Par Value NEW YORK STOCK EXCHANGE
                               PACIFIC STOCK EXCHANGE

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                 Yes [X]      No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2001: $93,678,480.00.*

  Number of shares of Common Stock outstanding as of March 31, 2001: 83,454,650

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Ethyl Corporation's definitive Proxy Statement for its 2001
Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) are incorporated by reference into Part III of this Form 10-K.
--------
  *In determining this figure, an aggregate of 21,002,330 shares of Common
Stock reported in the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on March 30, 2001, as reported by The Wall Street Journal.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-K

                               Table of Contents

 Form 10-K Cover Page.....................................................    1

 Part I

 Item 1.  Business.......................................................     3

 Item 2.  Properties.....................................................     9

 Item 3.  Legal Proceedings..............................................    10

 Item 4.  Submission of Matters to a Vote of Security Holders............    10

 Part II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    11

 Item 6.  Selected Financial Data........................................    12

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operation...........................................    14

 Item 7a. Quantitative and Qualitative Disclosures About Market Risk.....    20

 Item 8.  Financial Statements and Supplementary Data....................    22

 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    48

 Part III

 Item 10. Directors and Executive Officers of the Registrant.............    49

 Item 11. Executive Compensation.........................................    49

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    49

 Item 13. Certain Relationships and Related Transactions.................    49

 Part IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-    50
          K..............................................................

 Signatures...............................................................   52

                                     PART I

ITEM 1. BUSINESS

   Ethyl Corporation develops, manufactures, blends, and markets fuel and lubricant additives technology and products around the world. We also distribute tetraethyl lead (TEL), a gasoline octane enhancer, primarily through marketing agreements. A review of these operations is included in the Business Segments section. We are incorporated in Virginia and employed approximately 1,500 people at year-end 2000.

 Recent Developments

   Our crankcase additives business has been a key factor in our declining petroleum additives earnings over the last few years. The crankcase industry has suffered from overcapacity, low to no growth, and severe price erosion. Even as the supply of some crankcase components has tightened, the market has been weakened further due to substantial raw material cost increases, unfavorable currency conditions, and the pricing leverage of the consolidating oil industry.

   Ethyl's strategy for the crankcase product line has been to pursue selected growth opportunities while defending our market position. At the same time, we have invested in acquisitions and research to support our customers with cost-effective, leading-edge technology and service. We relied on this strategy anticipating an eventual turnaround in the pricing of crankcase additives. In December 2000, Ethyl announced a 15% price increase for all products manufactured for passenger car and diesel engine motor oil. We were not successful in implementing this increase. Crankcase industry conditions have continued to erode causing the return on investment in our crankcase business to be unsatisfactory. These factors were the primary contributors to the loss of our crankcase positions at Pennzoil-Quaker State Company, Equilon Enterprises LLC, and Exxon Mobil Corporation.

   Ethyl is committed to returning profitability to the crankcase product line while providing our customers the technology and services they need. We will implement a new business model for petroleum additives that includes a workforce and operations reduction to be completed by mid-year 2001. Earnings for 2001 will depend upon the timing and completion of the cost and workforce reduction and will likely include a number of one-time charges.

   We completed new Amended and Restated Senior Secured Credit Facilities amounting to $540 million with our lenders in early April. The interest rate under this agreement is higher than our previous agreement. The new agreement is collateralized. The new agreement is discussed further in Note 23 and a copy is included as Exhibit 4.1 to this filing.

   Cash flows from operations remain strong, enabling us to reduce debt about $52 million during the last six months of 2000, for a total of $240 million of debt repayment in the last three years. Over the next 24 months, we intend to repay $200 million of debt.

   In the third quarter, we announced the termination, at December 31, 2000, of an overfunded U.S. salaried employee pension plan. The proceeds from the plan will be used to establish a new, fully funded pension plan for U.S. salaried employees with comparable provisions and benefit formula. The surplus not used to fund the new plan will be subject to the usual corporate income taxes as well as a 20% excise tax. The proceeds remaining after taxes, currently estimated at $50-60 million depending upon the market value of pension assets, will be used for debt repayment. The process remains subject to regulatory approval and is anticipated to conclude by third quarter 2001. In future years, Ethyl will report reduced noncash pension income, since the amount of surplus in the new pension plan will be less than that in the terminated plan.

   On July 27, 2000, the Board of Directors suspended our dividend. This action improves cash flow for debt reduction.

   During 2000, Ethyl's Swiss subsidiaries entered marketing agreements, which were effective January 1, 2000, with Alcor Chemie AG and Alcor Chemie Vertriebs AG (Alcor), to market and sell TEL outside North America and the European Economic Area. The Associated Octel Company Limited (Octel) purchased Alcor in the fall of 1999. These agreements are similar to the marketing agreements we currently have in place with Octel. On April 19, 2000, we made a payment of $39 million to Alcor as a prepayment for services provided under the terms of the marketing agreements. This payment was funded under our loan agreements and is being amortized over a period of ten years using a declining balance method. The proceeds earned by Ethyl under these marketing agreements are reflected in the Consolidated Statements of Income in the caption, "TEL Marketing Agreements Services."

 Business Segments

   Ethyl reports our business in two distinct segments: petroleum additives and tetraethyl lead. We divide our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product marketed primarily through third party agreements.

   Petroleum Additives--Petroleum additives are used in lubricants or fuels and have many different applications. The petroleum additives market is highly competitive with three other major companies, as well as a number of smaller companies in the industry.

   Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, gear axle, or hydraulic pump. Our lubricant additives are used in oils, fluids, and greases. Ethyl additives are rigorously tested and meet or exceed the most stringent oil industry, government, and original equipment manufacturer (OEM) specifications. We sell lubricant additives to major oil marketers and independent lubricant manufacturers around the world.

   Lubricant additive technology applications include:

   Driveline

    . automatic transmission fluids

    . automotive and commercial gear oils

   Industrial

    . hydraulic oils

    . turbine oils

    . slideway oils

    . specialty lubricants

   Crankcase

    . passenger car engine oils

    . light and heavy duty diesel engine oils

    . railroad and marine, medium-speed diesel engine oils

   Fuel additives are chemical components that improve the refining process and performance of gasoline, diesel, and other fuels. Benefits of fuel additives in the refining process include reduced use of crude oil during refining and improved fuel storage properties. Fuel performance benefits include fuel ignition improvements, emissions reduction, and protection against deposits for fuel injectors, intake valves, and the combustion chamber. Ethyl fuel additives are also tested extensively and meet stringent industry, government, and OEM requirements.

   Ethyl sells fuel additives worldwide to major fuel marketers and refiners, as well as independent terminals and other fuel blenders. Fuel additive applications include:

    . gasolines

    . diesel fuels

    . aviation fuels

    . racing fuels

    . power generation fuels

    . heating oils

   Tetraethyl Lead--TEL is an octane enhancer used in gasoline. Ignition qualities and operating performance of gasoline improve with higher levels of octane. When introduced in the 1920s, TEL was used to prevent "engine knock," a condition of poor combustion timing causing loss of engine power. In the 1970s, automobile manufacturers began including emissions control technology in vehicles to comply with the Clean Air Act. When the surface metal of the catalytic converter in emissions control systems was deemed incompatible with lead, unleaded gasoline became the fuel standard in the United States with other countries following.

   TEL is marketed to petroleum refiners, through our agreements with Octel, in all world areas except for North America and the European Economic Area. We continue to sell and compete in North America and the European Economic Area. Because the market is declining, there are a limited number of companies in the industry.

   Since it is a mature product, we expect the market for TEL to decline at an average rate of about 15% annually. Ethyl's marketing agreements with Octel help us manage this shrinking market by providing efficiencies of operation.

 Raw Materials and Product Supply

   We use a variety of raw materials in our manufacturing processes. Base oil, poly isobutylene, olefin copolymers, antioxidants, and alcohols are the most significant of these raw materials. Generally, we purchase major raw materials under long-term contracts with multi-source suppliers and believe the availability of the raw materials is sufficient for our operations.

   We have the following long-term agreements for finished products:

    . DSM Copolymer, Inc. supplies olefin copolymer viscosity index improvers

    . Octel supplies TEL

    . Albemarle Corporation supplies MMT and antioxidants

 Research, Development, and Testing

   Ethyl's research, development, and testing (R&D) provides the basis for our global petroleum additives technology. Through product development and performance testing, Ethyl R&D provides our customers technology and support for desired product performance. In 2000, Ethyl R&D performed more internal engine, bench, and rig tests than ever before in pursuit of several new technology categories, including GF-3 for passenger car engine oils and PC-9 for heavy duty diesel engine oils. Compared to spending for R&D of $67 million in 1999, costs rose in 2000 to $73 million.

   The new products introduced in 2000 focused on the changing crankcase specifications as well as new diesel fuel and gasoline additive technology that reduce deposits and emissions. Highlights for other new lubricant products include continuing work on additive packages for the Continuously Variable Transmission or CVT, and new gear oil chemistry that is nearing OEM approval.

   Looking ahead, as we implement the new petroleum additives business model, Ethyl plans to reduce R&D expenditures for certain crankcase products to keep our research and support services relevant to the marketplace. As for the development and testing of our other product lines, Ethyl remains committed to providing some of the most advanced, comprehensive test programs in the industry to support our customers worldwide.

 Patents and Trademarks

   Ethyl actively protects our inventions, new technologies, and product developments. We currently own approximately 1,000 issued United States and foreign patents, with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, Ethyl has acquired the rights under patents and inventions of others through licenses. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

 Environmental

   Ethyl operates under policies that comply with federal, state, local, and foreign requirements regarding the handling, manufacture, and use of materials. One or more regulatory agencies may classify some of these materials as hazardous or toxic. We also comply with all laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in every material respect.

   We regularly review the status of significant existing or potential environmental issues. We accrue and expense our proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14 as clarified by the American Institute of Certified Public Accountants Statement of Position 96-1. As necessary, we adjust our accruals based on additional information.

   Total gross liabilities for environmental issues at year-end were $28 million for 2000 and $38 million for 1999. We expect to receive insurance reimbursements for a portion of the amounts. As new technology becomes available, it may be possible to reduce accrued amounts. While we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact.

   Ethyl spent $12.4 million in 2000 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $14 million in 1999 and $17 million in 1998. Of these amounts, the ongoing costs of operations were $11.7 million in 2000, $13 million in 1999, and $15 million in 1998. The balance represents clean-up, or remediation and monitoring costs. In the next year, we expect environmental operating and remediation costs to be about the same as 2000.

   On capital expenditures for pollution prevention and safety projects, we spent $3 million in both 2000 and 1999, and $7 million in 1998. Over the next few years, we expect these capital expenditures to be about the same as 2000.

   Our estimate of the effects of complying with governmental pollution prevention and safety regulations is subject to:

    . Potential changes in applicable statutes and regulations

    . Uncertainty as to the success of anticipated solutions to pollution problems

    . Uncertainty as to whether additional expense may prove necessary

    . Potential for emerging technology to affect remediation methods and reduce associated costs

   Ethyl is subject to the federal Superfund law and similar state laws under which we may be designated as a potentially responsible party (PRP). As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites.

   In de minimis PRP matters and in some minor PRP matters, Ethyl generally negotiates a consent decree to pay an apportioned settlement. This relieves us of any further liability as a PRP, except for remote contingencies. Costs for a de minimis participant are less than $50,000. Costs for a minor participant are less than $300,000.

   Most Superfund sites where we are a PRP represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology, as well as the proportionate shares of each PRP have been established. The financial viability of the other PRPs is reasonably assured. Ethyl has previously accrued the estimated expense of the remediation and monitoring of these sites. Generally, remediation and monitoring will go on for an extended period.

   During 2000, the Environmental Protection Agency (EPA) named Ethyl as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, Ethyl has agreed to participate with other PRPs in a site investigation and feasibility study. We are responsible for 6.47% of the study cost and have accrued for the estimated expenses. Because of the early stage, we cannot make a reasonable estimate of the total cost of the investigation, remediation, or Ethyl's share of responsibilities related to the site clean-up. As additional facts become known, we will accrue and pay our proportionate share of remediation costs, if any.

   At another site in the United States, Ethyl and the other PRPs had previously appointed a management company to facilitate the remediation and monitoring of the site. During 2000, the management company informed us of a favorable change in the necessary work at the site. This change should result in significantly lower monitoring costs over the next 15 years.

   Ethyl also owns several other environmental sites where we are in the process of remediation and monitoring. At the largest United States site, we have substantially completed remediation and will be monitoring the site for an extended period. In addition, we have identified TEL bulk storage facilities in the United States, Canada, Europe, and Singapore for dismantling and remediation. While we have not yet established a firm time line for the work at these facilities, we expect that Europe and Singapore will be complete within the next year.

 Segment Assets

   The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation; intangible assets and prepayment for services, both net of amortization.

                     Segment Assets and Related Information

                                                              2000  1999  1998
                                                             ------ ---- ------
                                                              (in millions of
                                                                  dollars)
Segment assets
  Petroleum additives....................................... $  579 $667 $  720
  Tetraethyl lead...........................................     69   55     82
                                                             ------ ---- ------
                                                                648  722    802
Cash and cash equivalents...................................      5   16      9
Restricted cash.............................................      1   -      -
Other accounts receivable...................................     21    4      9
Deferred income taxes.......................................      8   13     15
Prepaid expenses............................................      5    5      6
Prepaid pension cost........................................    225  127    110
Other assets and deferred charges...........................     89  104    131
                                                             ------ ---- ------
    Total assets............................................ $1,002 $991 $1,082
                                                             ====== ==== ======
Additions to long-lived assets
  Petroleum additives (a)................................... $   15 $ 15 $   70
  Tetraethyl lead (b).......................................     39   -      -
  Other long-lived assets...................................      1    1     -
                                                             ------ ---- ------
    Total additions to long-lived assets.................... $   55 $ 16 $   70
                                                             ====== ==== ======
Depreciation and amortization
  Petroleum additives....................................... $   54 $ 58 $   57
  Tetraethyl lead (b).......................................      8    2      2
  Other long-lived assets...................................      4    5      4
                                                             ------ ---- ------
    Total depreciation and amortization..................... $   66 $ 65 $   63
                                                             ====== ==== ======

--------
(a) Petroleum additives additions to long-lived assets include increases in segment intangibles as a result of the recognition of a portion of the note payable to Texaco. The amount of this noncash transaction was $43 million in 1998.
(b) The $39 million addition to TEL long-lived assets relates to the prepayment for services paid to Alcor. The amortization of the prepayment for services was $7 million in 2000.

 Geographic Areas

   Ethyl has operations in the United States, Europe, Asia, and Latin America, as well as in Australia and Canada. The economies are stable in most of the countries where we operate. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. dollar denominated transactions, letters of credit, and prepaid transactions. We have also participated in selective foreign currency forward contracts. Our foreign customers mainly consist of financially viable government organizations and large companies.

   The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the three years shown. Except for the United States, no country exceeded 10% of net sales or long-lived assets in any year. Ethyl allocated revenues to geographic areas based on the location to which the product was shipped. The reduction in net sales from 1998 partially results from TEL sales made through the marketing agreements with Octel not being recorded as sales by Ethyl.

                                Geographic Areas

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                   (in millions
                                                                   of dollars)
Net Sales
  United States.................................................. $404 $399 $440
  Foreign........................................................  417  445  534
                                                                  ---- ---- ----
                                                                  $821 $844 $974
                                                                  ==== ==== ====
Long-lived assets
  United States.................................................. $333 $378 $421
  Foreign........................................................   77   54   70
                                                                  ---- ---- ----
                                                                  $410 $432 $491
                                                                  ==== ==== ====

ITEM 2. PROPERTIES

   Ethyl's principal operating properties are shown below. Unless indicated, we own the research and development facilities and manufacturing properties, which primarily support the petroleum additives business segment.

  Research and Development:        Ashland, Virginia (leased)
                                   Bracknell, England
                                   Richmond, Virginia
                                   Tsukuba, Japan (leased)

  Manufacturing:                   Feluy, Belgium
                                   Houston, Texas (also provides TEL storage
                                    and distribution)
                                   Natchez, Mississippi
                                   Orangeburg, South Carolina (idled facility,
                                    leased land)
                                   Port Arthur, Texas
                                   Rio de Janeiro, Brazil
                                   Sarnia, Ontario
                                   Sauget, Illinois

   We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas around the world.

 Production Capacity

   We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. Our facilities are well maintained and in good operating condition.

   Under our supply optimization plan, Ethyl continuously evaluates production facilities. In February 2001, we announced a new business strategy related to our crankcase business (see Recent Developments). As part of this business plan, we are going to indefinitely idle a small plant in Natchez, Mississippi, and the crankcase portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We evaluated all crankcase assets for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and determined a writedown of these facilities was not appropriate for the year 2000 financial statements.

   During 2000, we permanently idled the facility in Orangeburg, South Carolina and wrote its value down to zero. We concluded that the market for the product that was produced at the facility had not grown as anticipated and that available supply and production facilities were adequate for demand of the product.

ITEM 3. LEGAL PROCEEDINGS

   Ethyl was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, on September 22, 1999. Both cases claim damages attributable to lead. The cases were Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield is no longer a named plaintiff in the first case and the case is now identified as Young. Young seeks recovery for alleged property damage from lead paint, which Ethyl never produced or distributed. Smith is for alleged personal injuries for six children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. Ethyl has strong defenses and is vigorously defending the cases.

   Ethyl and our subsidiaries are involved in other legal proceedings. These legal proceedings are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These proceedings also include premises asbestos cases and product liability cases. While it is not possible to predict or determine the outcome of these proceedings, it is our opinion that Ethyl and our subsidiaries will not experience materially adverse effects on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no issues submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Ethyl's common stock is traded on the New York and Pacific stock exchanges under the symbol EY. A total of 400 million shares of common stock is authorized, of which 83,454,650 shares were outstanding as of December 31, 2000. The registered shareholders were 11,654 at December 31, 2000 and 12,453 at December 31, 1999.

   The following table shows the high and low prices of our common stock each quarter, as well as the dividends declared. On July 27, 2000, the Board of Directors suspended our dividend.

                                                              2000
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
High............................................ $ 4.00  $ 3.69  $ 2.81  $ 2.00
Low............................................. $ 2.69  $ 2.19  $ 1.44  $ 1.31
Dividends declared per share.................... $.0625  $.0625  $   -   $   -

                                                              1999
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
High............................................ $ 6.69  $ 6.00  $ 6.00  $ 5.13
Low............................................. $ 4.19  $ 4.13  $ 3.88  $ 3.50
Dividends declared per share.................... $.0625  $.0625  $.0625  $.0625

ITEM 6. SELECTED FINANCIAL DATA

                        Ethyl Corporation & Subsidiaries

                               Five Year Summary

   Introduction to the Five Year Summary: The following Five Year Summary includes the results of the worldwide lubricant additives business of Texaco, since its acquisition on February 29, 1996. The financial position and other data after that date reflect the impact of this acquisition.

                                         Years Ended December 31
                             2000        1999       1998       1997        1996
                          ----------  ---------- ---------- ----------  ----------
                                 (in thousands except per-share amounts)
Results of Operations
Net sales...............  $  820,870  $  843,723 $  974,190 $1,063,615  $1,149,651
Costs and expenses......     804,535     788,889    871,768    923,691     979,972
TEL marketing agreements
 services...............      36,619      53,993     14,944         -           -
Special items income
 (expense), net (1).....      76,009       7,200      4,885         -           -
                          ----------  ---------- ---------- ----------  ----------
  Operating profit......     128,963     116,027    122,251    139,924     169,679
Interest and financing
 expenses...............      36,075      35,506     40,409     25,668      24,268
Other (expense) income,
 net (2)................      (2,793)        601     24,519     (4,274)        361
                          ----------  ---------- ---------- ----------  ----------
Income before income
 taxes..................      90,095      81,122    106,361    109,982     145,772
Income taxes............      29,098      25,825     35,782     32,452      52,800
                          ----------  ---------- ---------- ----------  ----------
Net income..............  $   60,997  $   55,297 $   70,579 $   77,530  $   92,972
                          ==========  ========== ========== ==========  ==========
Financial Position and
 Other Data
Total assets............  $1,001,639  $  991,380 $1,082,239 $1,080,472  $1,106,905
Operations:
  Working capital.......  $   93,909  $  161,766 $  213,862 $  218,686  $  246,254
  Current ratio.........   1.46 to 1   1.80 to 1  2.20 to 1  2.21 to 1   2.36 to 1
  Depreciation and
   amortization.........  $   66,256  $   65,125 $   63,310 $   61,752  $   61,919
  Capital expenditures..      13,828      13,793     22,738     43,496      29,403
  Acquisitions of
   businesses...........          -           -          -          -      133,032
  Gross margin as a % of
   net sales............        20.1        23.0       25.6       28.4        30.0
  Research, development,
   and testing expenses
   (3)..................  $   72,941  $   66,957 $   67,363 $   71,172  $   71,723
Long-term debt (4)......     356,053     407,134    531,859    594,429     325,480
Common and other
 shareholders' equity
 (4)....................     259,413     215,209    187,002    144,598     439,900
Long-term debt as a % of
 total capitalization
 (4)....................        57.9        65.4       74.0       80.4        42.5
Net income as a % of
 average shareholders'
 equity.................        25.7        27.5       42.6       21.5        21.9

Common Stock
Basic and diluted
 earnings per share
 (5)....................  $      .73  $      .66 $      .85 $      .71  $      .78
Shares used to compute
 basic earnings per
 share..................      83,462      83,465     83,465    109,793     118,444
Shares used to compute
 diluted earnings per
 share..................      83,462      83,465     83,465    109,800     118,448
Cash dividends declared
 per share (6)..........  $     .125  $      .25 $      .25 $      .44  $      .50
Equity per share (4)....  $     3.11  $     2.58 $     2.24 $     1.73  $     3.71

                         Notes to the Five Year Summary

(1) The special items in 2000 include a benefit of $81 million ($51 million after income taxes) related to settlements of certain pension contracts resulting in the recognition of noncash gains; a $4 million benefit ($3 million after income taxes) related to the demutualization of MetLife, Inc.; an $8 million charge ($5 million after income taxes) for the write-off of plant assets; and a $1.4 million special retirement charge ($900 thousand after income taxes). The special item in 1999 consists of a supply contract amendment ($4 million after income taxes). The special items in 1998 consist of a benefit of $9 million, net of related expenses, ($6 million after income taxes) due to a settlement with the Canadian government partially offset by a charge related to an enhanced retirement offer of $4 million ($3 million after income taxes).

(2) Other (expense) income, net for 2000 includes a $3 million charge related to the equity loss in Envera LLC ($2 million after income taxes) offset by a $2 million gain ($1 million after income taxes) on the sale of a nonoperating asset. Other income for 1998 includes a $15 million gain on the sale of a nonoperating asset ($9 million after income taxes) and $8 million income related to the settlement of a federal income tax audit ($6 million after income taxes). Other expense for 1997 includes a charge related to nonoperating assets of about $6 million ($3 million after income taxes) resulting from impairment losses of $16 million offset by gains on sales of $10 million.

(3) Research and development expenses, based on the technical accounting definition, were $40 million in 2000, $41 million for 1999, $40 million for 1998, $42 million for 1997, and $47 million for 1996.

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

(6) The decrease in cash dividends declared in 2000 reflects the suspension of the dividend effective July 27, 2000. The decrease in cash dividends declared in 1997 reflects the reduction of the annual cash dividend rate to $.25 per share from $.50 per share effective for the dividend declared on October 30, 1997 and paid on January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward-Looking Comments

   Some of the information presented constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may focus on future objectives or expectations about future performance and may include statements about trends or anticipated events.

   Ethyl believes our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, Ethyl offers no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

   These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, a significant rise in interest rates, resolution of environmental liabilities, or changes in the demand for Ethyl's products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, or the impact of consolidation of the petroleum additives industry.

RESULTS OF OPERATIONS

 Net Sales

   Consolidated net sales in 2000 were lower than both 1999 and 1998. The table below shows net sales by segment for the last three years.

   As noted in the discussion in Recent Developments, conditions in the crankcase industry have continued to erode, causing the return on our investment in the crankcase business to be unsatisfactory. These factors were the primary contributors to the loss of our crankcase positions at Pennzoil-Quaker State Company, Equilon Enterprises LLC, and Exxon Mobil Corporation, which will impact sales in 2001.

   In 2000, net sales to three customers of our petroleum additives segment exceeded 10% of total net sales. Those customers were Equilon amounting to $110 million (13% of total net sales), Pennzoil-Quaker State also amounting to $110 million (13% of total net sales), and ExxonMobil amounting to $93 million (11% of total net sales). A significant portion of the sales to these three customers were for crankcase products.

   The petroleum additives segment reported net sales in 1999 of $118 million (14% of total net sales) to Equilon and $102 million (12% of total net sales) to Pennzoil-Quaker State.

   In 1998, the petroleum additives segment included net sales to Texaco and its worldwide subsidiaries and affiliates of $143 million (15% of total net sales) and net sales to Shell and its worldwide subsidiaries and affiliates of $100 million (10% of net sales).

   No other customer accounted for over 10% of Ethyl's total net sales in any year.

                              Net Sales By Segment

                                                                 2000 1999 1998
                                                                 ---- ---- ----
                                                                  (in millions
                                                                  of dollars)

Petroleum additives............................................. $796 $820 $857
Tetraethyl lead.................................................   25   24  117
                                                                 ---- ---- ----
Consolidated net sales.......................................... $821 $844 $974
                                                                 ==== ==== ====

   Petroleum Additives--Net sales of petroleum additives were down 3% from 1999 and 7% from 1998.

   The reduction in net sales from 1999 reflects lower shipments in most product lines and most regions, resulting in an unfavorable impact of $40 million. The impact of lower volumes was partly offset by $16 million from the benefit of higher selling prices in 2000. These higher prices resulted from several price increase initiatives during the year.

   Shipments were also lower when compared to 1998 causing an unfavorable impact of $35 million on net sales. In addition, lower selling prices since 1998 caused another $26 million reduction in net sales.

   Tetraethyl Lead--Most of the TEL marketing activity is through the agreements with Octel and Alcor, under which we do not record the sales transactions. Therefore, TEL net sales reflected in the table above are those made by Ethyl in areas not covered by the agreements, as well as sales made to Octel under the terms of the agreements.

   While TEL net sales in 2000 are about even with 1999, the current year includes the benefit of an increase of $4 million in sales to Octel under the marketing agreements. During 2001, Octel will purchase our remaining TEL inventory that is required under the marketing agreements. Because of the anticipated continued market decline, we expect net sales next year to be lower than 2000.

 Segment Operating Profit

   Ethyl evaluates the performance of petroleum additives and TEL based on segment operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets and the prepayment for services are included in the operating profit of each segment.

   Our 2000 segment operating profit was 52% lower than 1999 and 57% lower than 1998. The table below reports operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

                           Segment Operating Profit

                                                               2000  1999  1998
                                                               ----  ----  ----
                                                                (in millions
                                                                of dollars)

Petroleum additives........................................... $ 25  $ 85  $ 97
Tetraethyl lead...............................................   39    48    51
                                                               ----  ----  ----
  Segment operating profit....................................   64   133   148
Corporate unallocated expense.................................  (26)  (24)  (27)
Interest expense..............................................  (36)  (35)  (40)
Pension contract settlements..................................   81    -     -
Other income, net.............................................    7     7    25
                                                               ----  ----  ----
Income before income taxes.................................... $ 90  $ 81  $106
                                                               ====  ====  ====

   Petroleum Additives--Petroleum additives operating profit included a nonrecurring charge of $8 million for the write-off of an idled manufacturing facility in 2000. This write-off is part of an ongoing plant rationalization effort and has improved the petroleum additives cost structure. A nonrecurring benefit of $7 million from a supply contract amendment is included in 1999, while 1998 includes a nonrecurring benefit of $9 million from the MMT settlement with the Canadian government. Excluding these nonrecurring items, 2000 petroleum additives operating profit declined 59% from 1999 and 64% from 1998.

   When compared to both 1999 and 1998, the lower profits in 2000 resulted from significantly higher raw material costs, as well as lower shipments. In addition, the impact of higher research, development, and testing expenses (R&D); unfavorable foreign exchange; and higher selling, general, and administrative (SG&A) expenses contributed to the lower operating profit. The benefit of the price increases in 2000 did not significantly offset the impact of these factors. Our crankcase additives business has been a key factor in the decline of our petroleum additives earnings for the last few years.

   Total R&D expenses were $73 million in 2000 and $67 million in both 1999 and 1998. Testing related to the next generation of additive product specifications, as well as ongoing product reformulation caused the increase in 2000. Based on the technical accounting definition, R&D was $40 million in 2000, $41 million in 1999, and $40 million in 1998. All of our R&D expenses were related to petroleum additives.

   SG&A increased $1 million or 3% over 1999 and $3 million or 5% over 1998 levels. As a percentage of net sales, SG&A and R&D expenses were 16.1% in 2000, 14.7% in 1999, and 14.0% in 1998. The increase primarily reflects the effect of higher R&D expenses and lower revenue.

   Tetraethyl Lead--TEL operating profit decreased 19% when compared to 1999 and 23% when compared to 1998. These results included operating profit from our marketing agreements with Octel of $37 million in 2000, $54 million in 1999, and $15 million for the three months it was effective in 1998. Also included is a benefit of $1.8 million in 2000 and $900 thousand in 1999 from the liquidation of last-in first-out inventory (LIFO). The decreases reflect the continuing decline of the TEL market. The TEL operating profit also includes our operations and the costs of certain facilities that are not a part of the marketing agreements.

 Special Items Income, Net

   Special items income, net totaled $76 million in 2000. Settlements of pension contracts resulted in the recognition of noncash gains of $81 million. In addition, the demutualization of MetLife, Inc. resulted in $4 million income. These were partly offset by an $8 million charge for the write-off of the idled Orangeburg, South Carolina, manufacturing facility in petroleum additives and a special retirement charge of $1.4 million.

   The special item of $7 million in 1999 was for a supply contract amendment in petroleum additives. The 1998 amount included income of $9 million, net of expenses, from the MMT settlement with the Canadian government, as well as a charge of $4 million for the enhanced retirement offer and elimination of certain positions.

 Interest and Financing Expenses

   Interest and financing expenses were $36 million in 2000, $35 million in 1999, and $40 million in 1998. Compared to 1999, a higher effective interest rate resulted in a $5 million increase in interest and financing expenses. This was mostly offset by lower average debt outstanding, as well as lower fees and amortization of financing costs. Compared to 1998, lower debt outstanding resulted in a $9 million decrease in expense in 2000, which was partially offset by a higher effective interest rate amounting to a $4 million impact. Fees and amortization of financing costs were also higher in 2000 than in 1998.

 Other (Expense) Income, Net

   Other expense, net for 2000 was $3 million. The 2000 total included $3 million for our percentage share of the loss of Envera LLC (Envera). Envera is a newly formed global electronic marketplace for business-to-business transactions and services. Ethyl has an equity investment in Envera. The Envera loss was partially offset by a $2 million gain on the sale of nonoperating assets. Other income, net totaled $600 thousand in 1999. The 1998 total of $25 million income included a $15 million net gain on the sale of nonoperating assets, as well as $8 million of interest income from a favorable tax settlement with the Internal Revenue Service.

 Income Taxes

   Income taxes were $29 million in 2000, $26 million in 1999, and $36 million in 1998. The $3 million increase when compared to 1999 was due primarily to the 11% increase in income before taxes. The effective tax rate was 32.3% in 2000 and 31.8% in 1999. Both years reflected the recognition of certain income tax benefits.

   In comparison to 1998, a 15% reduction in income before taxes contributed almost $6 million to the reduction in income taxes. The remaining $1 million was the result of a lower effective income tax rate in 2000. The effective tax rate in 1998 was 33.6% and included the benefit of a tax settlement with the Internal Revenue Service.

   See Note 17 in the Notes to Consolidated Financial Statements for details of the effective income tax rate.

 Net Income

   Net income was $61 million ($.73 per share) in 2000, $55 million ($.66 per share) in 1999, and $71 million ($.85 per share) in 1998. Included in net income were nonrecurring items totaling $52 million ($.63 per share) in 2000, $4 million ($.05 per share) in 1999, and $19 million ($.23 per share) in 1998. Excluding the nonrecurring items, net income was $9 million ($.10 per share) in 2000, $51 million ($.61 per share) in 1999, and $52 million ($.62 per share) in 1998.

CASH FLOWS

   We generated cash from operating activities of $89 million in 2000, as compared to $128 million in 1999 and $130 million in 1998. In 2000, we used the cash from operating activities, as well as cash-on-hand of $11 million and other proceeds of $3 million to fund the prepayment of TEL marketing agreement services of $39 million and pay dividends of $16 million. In addition, we funded capital expenditures of $14 million, reduced long-term debt $32 million, and invested $4 million in Envera.

   In 1999, we used the cash from operating activities to repay $86 million of long-term debt, pay dividends of $21 million, fund $14 million of capital expenditures, and increase our cash balance $7 million.

   In 1998, we combined $130 million in cash from operating activities, $10 million cash-on-hand and $30 million in proceeds from the sale of nonoperating assets. We used this cash to pay down $124 million on our long-term debt, pay dividends of $21 million, and fund capital expenditures of $23 million.

   Cash dividends paid per common share were $0.1875 in 2000 and $0.25 in both 1999 and 1998. The reduction in dividends paid in 2000 is the result of the suspension of our dividend. The Board of Directors took this action on July 27, 2000 to improve our cash flow.

   Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

FINANCIAL POSITION AND LIQUIDITY

   At December 31, 2000, Ethyl had cash and cash equivalents of $4 million as compared to $16 million at the end of 1999. Our working capital at year-end 2000 was $94 million resulting in a current ratio of 1.46 to 1. At December 31, 1999, the working capital was $162 million and the current ratio was 1.80 to 1. The reduction in working capital and the current ratio reflects decreases in cash, the TEL marketing agreement services receivable, inventories, and deferred income taxes, as well as an increase in the current portion of long-term debt. Partially offsetting these were reductions in accounts payable, dividends payable, and accrued expenses.

   At December 31, 2000, we had restricted cash of $1 million, which was a portion of the funds we received from the demutualization of MetLife, Inc. This cash must be used to offset the employee portion of health benefit costs.

   In 2000, Ethyl reduced debt by $32 million, excluding the addition of a $1 million capital lease commitment. The net reduction in debt included payments of $60 million on the term loan and $7 million on the medium term notes. These payments were partially offset by a net increase of $35 million on our revolving credit agreement.

   In 1999, our $86 million debt repayment included $20 million on the term loan, $30 million on the revolving credit agreement, $7 million on medium-term notes, and $29 million on other debt. An increase of $1 million for a capital lease partially offset the total debt reduction.

   As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, decreased from 65% at the end of 1999 to 58% at the end of 2000. Normally, we repay long-term debt with cash from operations, as well as with proceeds from sales of business units, plant sites, or other assets.

   We expect capital expenditures in 2001 of $11 million will be somewhat lower when compared to 2000. Capital spending for environmental and safety projects will be about the same as 2000. Ethyl will continue to finance capital spending through cash provided from operations.

   We are committed to invest another $1 million in Envera. The investment will be made in the first quarter 2001. In addition, we have contractual obligations for the construction of assets, as well as purchases of property and equipment of $2 million.

   Under the TEL Marketing Agreements, we are required to provide approximately one-third of the product sold to customers in the territory or an equivalent dollar value. The value of our available inventory fell below the requirement at year-end 2000 as we have been utilizing it for sales under the agreements. The dollar value requirement at year-end 2000 is approximately $16 million. We now cover this requirement to the marketing agreement through the value of the receivable from Octel, as well as the value of TEL inventory still on hand, which we expect to sell to Octel. The receivable from Octel will continue to increase as the remaining inventory is sold to them for use as sales in the territory. The receivable will be paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreement. These amounts have been recorded in "Other assets and deferred charges."

   Our two business segments, TEL and petroleum additives, both reported declines in earnings in each of the last two years. The rate of decline in TEL operating profit in 2000 was 19% compared to 1999 and 23% compared to 1998. We expect continued average annual declines in the TEL market of approximately 15%. Operating profit of the petroleum additives business declined 71% in 2000 compared to 1999 and 74% compared to 1998. Petroleum additives operating profit was $25 million in 2000, $85 million in 1999, and $97 million in 1998. The petroleum additives market for some time has continued to reflect excess capacity, substantial raw material cost increases, unfavorable currency conditions, and the pricing leverage of the consolidating oil industry. The market dynamics for one of our key product lines within the petroleum additives segment, crankcase products, deteriorated to such an extent we were not earning an adequate return. We attempted to recover some of the increased cost through price increases; however, these initiatives have not been successful in keeping up with cost increases and were factors in the loss of business with three major customers that represented a significant portion of the crankcase business. The crankcase business with these three former customers substantially ceased at the end of the first quarter 2001.

   In an effort to improve profitability in the crankcase product line, we announced in February 2001, and are currently implementing, a new business model for petroleum additives that includes a workforce reduction and the idling of production facilities, to be completed by mid-year 2001. Crankcase production facilities that will be indefinitely idled include a small plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We are consolidating production in plants that have spare capacity. These actions will reduce our total production capacity for crankcase production by approximately 50%. We also intend to consolidate certain research and testing activities from our Bracknell, England facility, to our modern facilities located in Richmond, Virginia, and reduce research on products where the market does not provide an adequate return on investment. We have announced a severance program that is expected to result in a reduction of approximately 330 employees by April 30, 2001. This includes staff at the crankcase plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. In addition, we have announced an early retirement program to most domestic salaried employees over age 52. We will know the number of employees electing early retirement by April 30, 2001. We believe that these actions will reduce operating expenses by approximately $60 million on an annualized basis.

   We believe the successful implementation of this strategy will significantly reduce ongoing operating costs, after incurring certain one-time restructuring costs in the first half of 2001. These restructuring costs will include a noncash charge in the first quarter of 2001 in the range of $35 million to $45 million for the write-down of indefinitely idled facilities and charges of approximately $14 million to $35 million for early retirement and severance costs, depending upon the number of employees electing early retirement.

   On April 10, 2001, we entered into the First Amended and Restated Credit Agreement (the New Credit Facility) with our lenders as a result of not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001, as we had anticipated.

   The New Credit Facility includes a revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of the original term loan of $140 million, and a new term loan of $230 million. There will be an additional fee of $675 thousand if $115 million from a qualified asset-based secured financing is not raised to prepay a portion of the additional term loan by May 31, 2001. Ethyl has obtained a commitment letter from an asset based lender and expects to complete an agreement by May 31, 2001.

   The key provisions of the New Credit Facility are reviewed in Note 23. These provisions include collateralizing substantially all of our assets in the United States and higher interest rates. Mandatory prepayments on debt are required for excess cash flow, asset dispositions, distributions from our pension plan, and certain other transactions. The payment of dividends is not permitted and investments, as well as capital expenditures, are limited.

   We have made debt repayment a priority so that we will have more flexibility in the future and expect that we will be able to repay $200 million over the next 24 months. We expect that cash flow from operations will continue to make significant contributions to debt reduction. The termination of our overfunded U.S. salaried pension plan is also expected to provide $50 million to $60 million for debt curtailment once all regulatory approvals are obtained. We expect to accomplish a reduction in working capital requirements that will enable us to make further reductions in debt. We also expect to complete the sale of certain nonstrategic assets in 2001, which must be used to repay debt.

   We believe that we have the ability to successfully implement our new business model for petroleum additives and that we will be able to comply with the terms of the New Credit Facility. While we believe our plan is sound and attainable, the possibility exists that unforeseen events or business conditions could prevent us from meeting certain financial covenants.

   If unforeseen events or conditions restrict us from meeting our targeted results, we have alternative plans, including additional asset sales, additional reductions in operating costs, deferral of capital expenditures and reductions in working capital, that we believe would enable us to comply with the debt covenants. In the event we may not be in compliance with the debt covenants at some future date, we would pursue various alternatives. These may include, among other things, refinancing of debt or obtaining covenant amendments or waivers. While we believe we could successfully complete alternative arrangements if necessary, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.

OTHER MATTERS

 Revenue Recognition

   During 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB, which became effective in 2000, provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer. During the year, we reviewed our revenue recognition policies and procedures and confirmed that they are in substantial compliance with the guidance in SAB
101. The financial impact, on a quarterly and annual basis, of fully adopting the requirements of SAB 101 was immaterial. We have policies and procedures in place to ensure that revenue recognition for the year-end 2000, as well as future periods, is in compliance with SAB 101.

 Organizational Matters

   During the year, J. Robert Mooney retired from his position as Senior Vice President and Chief Financial Officer to become the Chief Executive Officer of Envera LLC. David A. Fiorenza, Vice President and Treasurer for Ethyl, was named Principal Financial Officer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Ethyl is exposed to many market risk factors including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

   We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. Derivative instruments were with major financial institutions and were not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives. Based on our review, we have no contracts with a built-in derivative.

   The following analysis presents the effect on Ethyl's earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2000, 1999, and 1998. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

 Interest Rate Risk

   At year-end 2000, we had $443 million of debt with $430 million of that total at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased 10%, the effect on our earnings and cash flows would be higher interest expense of $3 million.

   At the end of 1999, $455 million of our $474 million total debt was at variable rates. At December 31, 1998, we had $559 million of total debt and $505 million at variable rates. A hypothetical 10% increase in interest rates in either year would have resulted in $3 million higher interest expense in that year.

   A hypothetical 10% decrease in interest rates, holding all other variables constant, would not materially affect the fair value of outstanding debt at year-end 2000, 1999, or 1998.

 Foreign Currency Risk

   Ethyl sells to customers in foreign markets through our foreign operations, as well as through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, Japanese Yen, Canadian Dollar, and British Pound Sterling.

   In the past, Ethyl minimized our foreign currency risk by matching cash flow exposures in major currencies. However, as we consolidated manufacturing operations, that became more difficult. Therefore, since 1998 Ethyl sometimes enters into forward contracts to minimize the risk of foreign currency denominated sales. At December 31, 2000, we did not have any outstanding forward contracts.

   At year-end 1999, we had a series of Japanese Yen forward sale contracts for $24 million to minimize currency exposure from expected cash flows from foreign operations. The contracts all had maturity dates in 2000. With all other variables held constant, a hypothetical 10% adverse change in the December 31, 1999 forward Yen rates would have resulted in about a $3 million negative impact in the value of our forward contracts.

   At the end of 1998, we had Yen forward sale contracts in the amount of $22 million. A 10% hypothetical adverse change in the December 31, 1998 forward Yen rates would have resulted in a decrease of over $2 million in the value of these contracts.

 Raw Material Price Risk

   Ethyl is exposed to the risk of increasing raw material prices. When raw material prices increase, we attempt to recover these costs by increasing selling prices. However, if increases in raw material costs outpace the increase in selling price, these costs will have a negative effect on operating profit.

 Marketable Security Price Risk

   At December 31, 2000, we recorded our marketable securities at a fair value of $26 million, including net unrealized gains of $5 million. The estimated loss in the fair value of the marketable securities resulting from a hypothetical 10% decrease in price is $3 million.

   At year-end 1999, as well as year-end 1998, our marketable securities had a fair value of $20 million including net unrealized gains of $4 million. The estimated loss, for both 1999 and 1998, in the fair value of these securities due to a hypothetical 10% decrease in the price would have been $2 million.

   Since the securities are classified as "available for sale," any adjustment to fair value is reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows unless the securities are sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Ethyl Corporation & Subsidiaries

                       Consolidated Statements of Income

                                                    Years Ended December 31
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  -------- --------
                                                   (in thousands except per-
                                                         share amounts)

Net sales......................................... $820,870  $843,723 $974,190
Cost of goods sold................................  655,718   649,306  725,018
                                                   --------  -------- --------
  Gross profit....................................  165,152   194,417  249,172

TEL marketing agreements services.................   36,619    53,993   14,944

Selling, general, and administrative expenses.....   75,876    72,626   79,387
Research, development, and testing expenses.......   72,941    66,957   67,363
Special items income, net.........................   76,009     7,200    4,885
                                                   --------  -------- --------
  Operating profit................................  128,963   116,027  122,251

Interest and financing expenses...................   36,075    35,506   40,409
Other (expense) income, net.......................   (2,793)      601   24,519
                                                   --------  -------- --------
Income before income taxes........................   90,095    81,122  106,361
Income taxes......................................   29,098    25,825   35,782
                                                   --------  -------- --------

Net income........................................ $ 60,997  $ 55,297 $ 70,579
                                                   ========  ======== ========

Basic and diluted earnings per share.............. $    .73  $    .66 $    .85
                                                   ========  ======== ========

Shares used to compute basic and diluted earnings
 per share........................................   83,462    83,465   83,465
                                                   ========  ======== ========

Cash dividends declared per share of common
 stock............................................ $   .125  $    .25 $    .25
                                                   ========  ======== ========

          See accompanying Notes to Consolidated Financial Statements.

                        Ethyl Corporation & Subsidiaries

                          Consolidated Balance Sheets

                                                               December 31
                                                           --------------------
                                                              2000       1999
                                                           ----------  --------
                                                              (in thousands
                                                                 except
                                                           per-share amounts)
ASSETS
Current assets:
  Cash and cash equivalents............................... $    4,470  $ 15,846
  Restricted cash.........................................      1,262        -
  Accounts receivable.....................................    137,501   133,291
  Receivable-TEL marketing agreements services............     12,555    22,655
  Inventories.............................................    129,686   174,792
  Deferred income taxes...................................      8,353    12,575
  Prepaid expenses........................................      4,414     5,699
                                                           ----------  --------
    Total current assets..................................    298,241   364,858
                                                           ----------  --------

Property, plant, and equipment, at cost...................    767,675   769,307
  Less accumulated depreciation and amortization..........    476,573   436,331
                                                           ----------  --------
    Net property, plant, and equipment....................    291,102   332,976
                                                           ----------  --------

Prepaid pension cost......................................    224,892   127,213
Other assets and deferred charges.........................    100,166    67,170
Intangible assets, net of amortization....................     87,238    99,163
                                                           ----------  --------
    Total assets.......................................... $1,001,639  $991,380
                                                           ==========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $   56,521  $ 64,945
  Accrued expenses........................................     49,140    53,304
  Dividends payable.......................................         -      5,217
  Long-term debt, current portion.........................     87,191    67,088
  Income taxes payable....................................     11,480    12,538
                                                           ----------  --------
    Total current liabilities.............................    204,332   203,092
                                                           ----------  --------

Long-term debt............................................    356,053   407,134
Other noncurrent liabilities..............................     99,297   102,707
Deferred income taxes.....................................     82,544    63,238
Shareholders' equity:
  Common stock ($1 par value).............................     83,455    83,465
  Accumulated other comprehensive loss....................    (18,090)  (11,828)
  Retained earnings.......................................    194,048   143,572
                                                           ----------  --------
                                                              259,413   215,209
                                                           ----------  --------
    Total liabilities and shareholders' equity............ $1,001,639  $991,380
                                                           ==========  ========

          See accompanying Notes to Consolidated Financial Statements.

                        Ethyl Corporation & Subsidiaries

                Consolidated Statements of Shareholders' Equity

                                               Accumulated
                            Common Stock          Other                   Total
                         -------------------  Comprehensive Retained  Shareholders'
                           Shares    Amounts  (Loss) Income Earnings     Equity
                         ----------  -------  ------------- --------  -------------
                                   (in thousands except share amounts)

Balance at December 31,
 1997................... 83,465,460  $83,465    $  1,705    $ 59,428    $144,598
Comprehensive income:
 Net income.............                                      70,579      70,579
 Changes in:
   Foreign currency
    translation
    adjustments.........                           2,361                   2,361
   Unrealized gains on
    marketable
    securities..........                          (7,003)                 (7,003)
   Minimum pension
    liability...........                          (2,667)                 (2,667)
                                                                        --------
     Total comprehensive
      income............                                                  63,270
                                                                        --------
Cash dividends declared
 ($.25 per share).......                                     (20,866)    (20,866)
                         ----------  -------    --------    --------    --------
Balance at December 31,
 1998................... 83,465,460   83,465      (5,604)    109,141     187,002
Comprehensive income:
 Net income.............                                      55,297      55,297
 Changes in:
   Foreign currency
    translation
    adjustments.........                          (6,779)                 (6,779)
   Unrealized gains on
    marketable
    securities..........                            (213)                   (213)
   Minimum pension
    liability...........                           2,667                   2,667
   Unrealized loss on
    derivative
    instruments.........                          (1,899)                 (1,899)
                                                                        --------
     Total comprehensive
      income............                                                  49,073
                                                                        --------

Cash dividends declared
 ($.25 per share).......                                     (20,866)    (20,866)
                         ----------  -------    --------    --------    --------
Balance at December 31,
 1999................... 83,465,460   83,465     (11,828)    143,572     215,209
Comprehensive income:
 Net income.............                                      60,997      60,997
 Changes in:
   Foreign currency
    translation
    adjustments.........                          (7,449)                 (7,449)
   Unrealized gains on
    marketable
    securities..........                             195                     195
   Minimum pension
    liability...........                            (907)                   (907)
   Unrealized loss on
    derivative
    instruments.........                           1,899                   1,899
                                                                        --------
     Total comprehensive
      income............                                                  54,735
                                                                        --------

Retire restricted
 stock..................    (10,810)     (10)                    (88)        (98)
Cash dividends declared
 ($.125 per share)......                                     (10,433)    (10,433)
                         ----------  -------    --------    --------    --------
Balance at December 31,
 2000................... 83,454,650  $83,455    $(18,090)   $194,048    $259,413
                         ==========  =======    ========    ========    ========


          See accompanying Notes to Consolidated Financial Statements.

                        Ethyl Corporation & Subsidiaries

                     Consolidated Statements of Cash Flows

                                                  Years Ended December 31
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
                                                       (in thousands)

Cash and cash equivalents at beginning of
 year.......................................... $ 15,846  $   8,403  $  18,162
                                                --------  ---------  ---------
Cash flows from operating activities
  Net income...................................   60,997     55,297     70,579
  Adjustments to reconcile income to cash flows
   from operating activities:
    Depreciation and amortization..............   66,256     65,125     63,310
    Prepaid pension cost.......................   (9,989)   (12,186)    (5,281)
    Net loss (gain) on sales and impairments of
     assets....................................    5,234       (125)   (15,682)
    Deferred income taxes......................   26,951      2,084     17,202
    Gain on pension contract settlements.......  (80,923)        -          -
    Long-term receivable - TEL marketing
     agreement services........................  (15,785)        -          -
    Provision for retirement offer.............    1,440         -       3,986
  Change in assets and liabilities:
    Accounts receivable........................   (5,531)    18,280     (6,416)
    TEL marketing agreements services..........   10,100     (5,701)   (16,954)
    Inventories................................   40,775     13,459      6,501
    Prepaid expenses...........................    1,116        730     (2,243)
    Accounts payable and accrued expenses......  (10,332)   (10,167)    11,877
    Income taxes payable.......................     (942)    (2,160)     3,197
  Other, net...................................      113      3,164       (366)
                                                --------  ---------  ---------
      Cash provided from operating activities..   89,480    127,800    129,710
                                                --------  ---------  ---------

Cash flows from investing activities
  Capital expenditures.........................  (13,828)   (13,793)   (22,738)
  Prepayment for TEL marketing agreement
   services....................................  (39,448)        -          -
  Proceeds from sale of nonoperating assets....    2,635      2,650     29,852
  Investment in Envera LLC.....................   (3,682)        -          -
  Other, net...................................      262       (770)    (1,767)
                                                --------  ---------  ---------
      Cash (used in) provided from investing
       activities..............................  (54,061)   (11,913)     5,347
                                                --------  ---------  ---------

Cash flows from financing activities
  Repayments of long-term debt.................  (66,750)   (86,311)  (123,750)
  Net borrowings on revolving credit
   agreement...................................   35,000         -          -
  Cash dividends paid..........................  (15,650)   (20,866)   (20,866)
  Other, net...................................      605     (1,267)      (200)
                                                --------  ---------  ---------
      Cash used in financing activities........  (46,795)  (108,444)  (144,816)
                                                --------  ---------  ---------
(Decrease) increase in cash and cash
 equivalents...................................  (11,376)     7,443     (9,759)
                                                --------  ---------  ---------

Cash and cash equivalents at end of year....... $  4,470  $  15,846  $   8,403
                                                ========  =========  =========


          See accompanying Notes to Consolidated Financial Statements.

                        Ethyl Corporation & Subsidiaries

                   Notes to Consolidated Financial Statements
       (tabular amounts in thousands, except share and per-share amounts)

1. Summary of Significant Accounting Policies

   Consolidation--Our consolidated financial statements include the accounts of Ethyl Corporation and subsidiaries (Ethyl). All significant intercompany transactions are eliminated upon consolidation.

   Foreign Currency Translation--We translate the balance sheets of our foreign subsidiaries into U.S. dollars based on the current exchange rate at the end of each period. We translate the statements of income using the average exchange rate for the year. Ethyl includes translation adjustments in the balance sheet as part of accumulated other comprehensive loss and transaction adjustments in net income.

   Revenue Recognition--Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer. During 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB, which became effective in 2000, provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. During 2000 we fully adopted the requirements of SAB 101. The financial impact on a quarterly and annual basis was immaterial.

   Inventories--Ethyl values inventories at the lower of cost or market, with cost primarily determined on the last-in, first-out (LIFO) basis. For remaining inventories, we use weighted-average cost. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

   Property, Plant, and Equipment--We state property, plant, and equipment at cost and compute depreciation primarily by the straight-line method based on the estimated useful lives of the assets. Ethyl capitalizes expenditures for significant improvements. We expense repairs and maintenance as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in income.

   Our policy on capital leases is to record the asset at the lower of fair value at lease inception or the present value of the total minimum lease payments. We compute amortization by the straight-line method based on the estimated economic life of the asset.

   Impairment of Long-Lived Assets--When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. If we determine an asset is impaired and its recorded cost is higher than fair market value based on discounted cash flows, we adjust the asset to fair market value.

   Environmental Costs--Ethyl capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these costs as incurred.

   Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. Ethyl accrues these costs when it is probable that we have incurred a liability and the amount can be reasonably estimated.

   We generally record environmental liabilities on an undiscounted basis. When we can reliably determine the amount and timing of future cash flows, we discount these liabilities, net of inflation.

   Amounts accrued exclude claims for recoveries from insurance companies. Ethyl records these claims separately. We expense environmental remediation costs in current operations.

   Intangible Assets--Intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include the cost of acquired favorable contracts, patents, and formulas. We assign a value to identifiable intangibles based on independent appraisals and internal estimates. Goodwill arises from the excess of cost over net assets of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Ethyl amortizes intangibles using the straight-line method over the estimated economic life of the intangible.

   Employee Savings Plan--Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as Ethyl, contribute to the plans. We spent $3 million in each of 2000, 1999, and 1998 related to these plans.

   Research, Development, and Testing Expenses--Ethyl expenses as incurred all research, development, and testing costs. Based on the technical accounting definition, research and development expenses were $40 million in 2000, $41 million in 1999, and $40 million in 1998.

   Income Taxes--We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted.

   Derivative Financial Instruments--We have used derivative financial instruments to manage the risk of foreign currency exchange. Ethyl does not enter into derivative financial instruments for trading or speculative purposes. When using hedge accounting for derivative instruments, we record realized gains and losses in current income, and unrealized gains and losses in accumulated other comprehensive loss.

   Earnings Per Share--Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

   Stock-Based Compensation--We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option.

   Segment Reporting--Ethyl operates and manages separately two distinct strategic business segments, petroleum additives and tetraethyl lead (TEL).

   Investments--We classify marketable securities as "available for sale" and record them at fair value with the unrealized gains, net of tax, included as a component of shareholders' equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

   We use the equity method of accounting for investments in which we have ownership or partnership equity of 20 to 50% or have the ability to exert significant influence.

   Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassifications--We reclassified some amounts in the consolidated financial statements and the related notes to conform to the current presentation.

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

   Ethyl's Swiss subsidiaries entered marketing agreements, which were effective January 1, 2000, with Alcor Chemie AG and Alcor Chemie Vertriebs AG (Alcor), to market and sell TEL outside North America and the European Economic Area. Octel purchased Alcor in the fall of 1999. These agreements are similar to the marketing agreements we currently have in place with Octel. On April 19, 2000, we made a payment of $39 million to Alcor as a prepayment for services provided under the terms of the marketing agreements. These payments were funded under our loan agreements and are being amortized over a period of 10 years using a declining balance method. The amortization expense amounted to $7 million in 2000.

   Under these agreements, net proceeds for services are distributed to both Ethyl and Octel, of which we receive approximately one-third. As part of the arrangements, Octel will purchase most of Ethyl's remaining TEL inventory and use this inventory for sales under the agreements. Sales of inventory to Octel are included in our net sales and cost of sales in the Consolidated Statements of Income.

   Summary financial information related to this alliance is presented below:

                                            Twelve       Twelve    Three Months
                                         Months Ended Months Ended    Ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Territory sales.....................    $303,497     $341,100     $92,070
   Contractual cost of sales...........     142,695      155,985      40,720
                                           --------     --------     -------
                                            160,802      185,115      51,350
   Selling, general, and administrative
    expenses...........................      26,427       20,589       6,605
                                           --------     --------     -------
   Net proceeds for services...........    $134,375     $164,526     $44,745
                                           ========     ========     =======

   Assets under this alliance consisted of a receivable due from Octel of $82 million at year-end 2000 and $109 million at year-end 1999.

   Liabilities under this alliance included amounts due to Octel of $68 million at year-end 2000 and $86 million at year-end 1999. Amounts due to Ethyl were $12 million at year-end 2000 and $23 million at year-end 1999. These liabilities include undistributed proceeds of $44 million for Octel and $12 million for Ethyl at year-end 2000 and $66 million for Octel and $22 million for Ethyl at year-end 1999.

   We record our net proceeds for services in the Consolidated Statements of Income under "TEL marketing agreements services." Under these agreements, we provided bulk distribution, marketing, and other services amounting to $7 million in 2000, $9 million in 1999, and $2 million in 1998. We received cash proceeds from these agreements of $53 million in 2000 and $47 million in 1999.

3. Supplemental Cash Flow Information

                                                         Years Ended December 31
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Cash paid during the year for
     Interest and financing expenses (net of
      capitalization)..................................  $36,473 $33,678 $38,733
     Income taxes......................................   16,797   6,834  15,487
   Supplemental investing and financing noncash
    transactions
     Leased asset addition and related obligation......    1,143   1,600   4,676
     Increase in intangible assets related to a portion
      of the note payable to Texaco (including deferred
      interest cost of $5,347 in 1998).................       -       -   43,276
     Recognition of contingent note payable to Texaco..       -       -   37,929

4. Cash and Cash Equivalents

                                                                 December 31
                                                                --------------
                                                                 2000   1999
                                                                ------ -------
   Cash and time deposits...................................... $3,649 $14,763
   Short-term securities.......................................    821   1,083
                                                                ------ -------
                                                                $4,470 $15,846
                                                                ====== =======

   Our short-term securities are generally commercial paper maturing in less than 90 days. We state these securities at cost plus accrued income, which approximates market value.

   We also have restricted cash of $1 million from the demutualization of MetLife, Inc. in 2000. This cash must be used to offset the employee portion of health benefit costs and therefore is not included above.

5. Accounts Receivable

                                                                December 31
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Trade receivables........................................ $109,152  $122,391
   Income tax receivables...................................   18,807     6,760
   Other....................................................   10,450     5,115
   Allowance for doubtful accounts..........................     (908)     (975)
                                                             --------  --------
                                                             $137,501  $133,291
                                                             ========  ========

6. Inventories

                                                                December 31
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Finished goods and work-in-process....................... $104,584  $145,557
   Raw materials............................................   15,562    21,094
   Stores, supplies, and other..............................    9,540     8,141
                                                             --------  --------
                                                             $129,686  $174,792
                                                             ========  ========

   Our inventories stated on the LIFO basis amounted to $95 million at year-end 2000 which was below replacement cost by approximately $19 million. At year-end 1999, LIFO basis inventories were $131 million, about $12 million below replacement cost. During 2000 and 1999, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of these liquidations increased net income by $1 million in 2000 and $500 thousand in 1999.

7. Property, Plant, and Equipment, at Cost

                                                                 December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Land...................................................... $ 43,594 $ 44,268
   Land improvements.........................................   30,116   30,510
   Buildings.................................................   95,835   96,889
   Machinery and equipment...................................  573,594  575,054
   Capitalized interest......................................   18,273   19,249
   Construction in progress..................................    6,263    3,337
                                                              -------- --------
                                                              $767,675 $769,307
                                                              ======== ========

   We depreciate the cost of property, plant, and equipment primarily by the straight-line method, over the following useful lives:

        Land improvements...........................................  5-30 years
        Buildings................................................... 10-40 years
        Machinery and equipment.....................................  3-25 years

   Interest capitalized was $100 thousand in both 2000 and 1999 and $200 thousand in 1998. Amortization of capitalized interest, which is included in depreciation expense, was $2 million in each of 2000, 1999, and 1998.

8. Intangible Assets, Net of Amortization

                                                                  December 31
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Identifiable intangibles.................................... $79,190 $91,767
   Minimum pension liability...................................   3,697   1,616
   Goodwill....................................................   4,351   5,780
                                                                ------- -------
                                                                $87,238 $99,163
                                                                ======= =======

   We amortize the cost of intangible assets by the straight-line method, over the following economic lives:

        Identifiable intangibles..................................... 5-20 years
        Goodwill.....................................................   10 years

   Goodwill of $2 million acquired prior to November 1, 1970 and the minimum pension liability are not amortized. Accumulated amortization was $56 million at year-end 2000 and $42 million at year-end 1999. The amortization expense amounted to $14 million in each of 2000 and 1999 and $12 million in 1998.

9. Accrued Expenses

                                                                December 31
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Customer rebates......................................... $ 12,845  $  5,135
   Employee benefits, payroll, and related taxes............   10,601    13,149
   Environmental remediation................................    1,870     3,122
   Other....................................................   23,824    31,898
                                                             --------  --------
                                                             $ 49,140  $ 53,304
                                                             ========  ========

10. Long-Term Debt

                                                                December 31
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Revolving credit agreement............................... $250,000  $215,000
   Term loan agreement......................................  180,000   240,000
   Medium-term notes........................................    6,750    13,500
   Capital lease obligations................................    6,526     5,823
                                                             --------  --------
                                                              443,276   474,323
   Unamortized discount.....................................      (32)     (101)
                                                             --------  --------
                                                              443,244   474,222
   Current maturities, net of unamortized discount..........  (87,191)  (67,088)
                                                             --------  --------
                                                             $356,053  $407,134
                                                             ========  ========

   In 1997, Ethyl entered into an unsecured Amended and Restated Competitive Advance, Revolving Credit Facility and Term Loan Agreement under which we were originally able to borrow up to $750 million.

   Under the revolving credit agreement portion of this facility, we could initially borrow up to $450 million at variable interest rates and terms. During 2000, we permanently reduced the amount of the commitment to $400 million. We pay an annual fee of 0.175% on the commitment amount. The outstanding balance matures on August 28, 2002.

   The term loan portion of this credit agreement, which originally amounted to $300 million, also has variable interest rates. We are repaying this loan in installments with the final payment due on August 28, 2002.

   The revolving credit agreement and term loan are with a group of banks. The average interest rate on these bank loans was 7.0% in 2000 and 5.8% in 1999. These agreements contain covenants, representations, and events of default typical of a credit agreement of this nature. We were in compliance with these provisions at December 31, 2000 and December 31, 1999. Financial covenants related to consolidated debt include:

  . A maximum consolidated leverage ratio

  . A minimum consolidated fixed charge coverage ratio

  . A minimum consolidated net worth

   We have a medium-term note of $6.75 million. This note is due on December 15, 2001 and has an interest rate of 8.86%.

   We recorded the capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations are approximately $900 thousand each year for the next ten years. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 14.

   The annual maturities of long-term debt, excluding capital lease obligations, are:

            . 2001..........................  $87 million
            . 2002.......................... $350 million


   We completed new Amended and Restated Senior Secured Credit Facilities amounting to $540 million with our lenders in early April. The interest rate under this agreement is higher than our previous agreement. The new agreement is collateralized. The new agreement is discussed further in Note 23 and a copy is included as Exhibit 4.1 to this filing.

11. Other Noncurrent Liabilities

                                                                 December 31
                                                               ----------------
                                                                2000     1999
                                                               ------- --------
   Employee benefits.......................................... $61,630 $ 54,743
   Environmental remediation..................................  25,825   35,020
   Other......................................................  11,842   12,944
                                                               ------- --------
                                                               $99,297 $102,707
                                                               ======= ========

12. Stock Options

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

   A summary of Ethyl's stock option plan is presented below in whole shares:

                                2000                1999                1998
                         ------------------- ------------------- -------------------
                                    Weighted            Weighted            Weighted
                                    Average             Average             Average
                                    Exercise            Exercise            Exercise
                          Shares     Price    Shares     Price    Shares     Price
                         ---------  -------- ---------  -------- ---------  --------
Outstanding at January
 1...................... 2,640,596   $11.80  2,893,767   $11.85  3,175,133   $11.88
Lapsed..................  (271,774)    9.80   (253,171)   12.45   (281,366)   12.13
                         ---------   ------  ---------   ------  ---------   ------
Outstanding at December
 31..................... 2,368,822   $12.03  2,640,596   $11.80  2,893,767   $11.85
                         =========   ======  =========   ======  =========   ======
Exercisable at December
 31.....................   540,022             579,796             644,167
                         =========           =========           =========
Available for grant at
 December 31............ 7,061,032           6,789,258           6,536,087
                         =========           =========           =========

   We granted no options in 2000, 1999, or 1998. The options granted in 1997 lapsed during 2000. Based on the following assumptions, the stock options granted in 1996 had an estimated average value of $1.63 per share at the grant date. We estimated the fair value of the options granted in 1996 using an option pricing model similar to Black-Scholes. We used the following assumptions in valuing the options granted:

                                                                          1996
                                                                         -------
        Dividend yield..................................................    4.6%
        Expected volatility.............................................   19.4%
        Risk-free interest rate.........................................    6.3%
        Expected life................................................... 7 years

   We continue to use the intrinsic value method to account for our stock option plan. Accordingly, we have recognized no compensation cost. However, had we accounted for the plan using the fair value method, our net income would have been reduced $91 thousand in 2000 and $175 thousand in 1999 and 1998. In addition, basic and diluted earnings per share would have been unchanged in 2000 and 1999, and $.84 in 1998.

   The following table summarizes information in whole shares about the stock options outstanding or exercisable at December 31, 2000:

                                                                   Options
                          Options Outstanding                    Exercisable
                   ----------------------------------------   ----------------------
                                    Weighted Average
                                 --------------------------               Weighted
                                  Remaining                               Average
   Range of                      Contractual     Exercise                 Exercise
Exercise Prices     Shares          Life          Price       Shares       Price
---------------    ---------     -----------     --------     -------     --------
$8.88                280,000      5.9 years       $ 8.88           -       $   -
 11.54               123,142      1.0              11.54      123,142       11.54
 12.50 to 12.83    1,965,680      3.2              12.50      416,880       12.52
                   ---------      ---------       ------      -------      ------
$8.88 to 12.83     2,368,822      3.4             $12.03      540,022      $12.30
                   =========      =========       ======      =======      ======

13. Gains and Losses on Foreign Currency

   Foreign currency transaction adjustments resulted in a net loss of $3 million in 2000 and net gains of $2 million in 1999 and $4 million in 1998.

14. Contractual Commitments and Contingencies

   Contractual Commitments--Ethyl has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $20 million each in 2000 and 1999, and $19 million in 1998.

   Future lease payments for all noncancelable operating leases, as well as the future minimum lease payments in excess of the capital lease obligation as of December 31, 2000 are:

            . 2001........................... $15 million
            . 2002........................... $11 million
            . 2003........................... $ 7 million
            . 2004........................... $ 4 million
            . 2005........................... $ 3 million
            . After 2005..................... $ 5 million

   We are committed to invest another $1 million in Envera. The investment will be made in the first quarter 2001. In addition, we have contractual obligations for the construction of assets, as well as purchases of property and equipment of $2 million.

   At several adjacent operating sites, Ethyl and Albemarle Corporation (Albemarle) have agreements to coordinate certain facilities and services, including the production of manganese-based compounds. Albemarle billed us approximately $28 million in 2000, $29 million in 1999, and $31 million in 1998 in connection with these agreements. In addition, the two companies have agreements that determine when Albemarle reimburses Ethyl for tax liabilities.

   Under the TEL Marketing Agreements, we are required to provide approximately one-third of the product or equivalent value for sales to customers in the territory. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, per the agreements. The requirement at year-end 2000 is approximately $16 million. This requirement is provided through the receivable from Octel for inventory sales, as well as the amount of TEL inventory which we expect to sell to Octel. The amounts due from Octel will continue to increase as the remaining inventory is sold to them. The receivable will be paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreement. These amounts have been recorded in "Other assets and deferred charges."

   Litigation--Ethyl Corporation was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland on September 22, 1999. Both cases claim damages attributable to lead. The cases were Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield is no longer a named plaintiff in the first case and the case is identified as Young. Young seeks recovery for alleged property damage from lead paint, which Ethyl never produced or distributed. Smith is for alleged personal injuries for six children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. Ethyl has strong defenses and will defend these cases vigorously.

   Ethyl is involved in other legal proceedings that are incidental to our business. We are not a party to any such litigation proceedings that are expected to have a materially adverse effect on our results of operations or financial condition.

   Environmental--During 2000, the Environmental Protection Agency (EPA) named Ethyl as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, Ethyl has agreed to participate with other PRPs in a site investigation and feasibility study. We are responsible for 6.47% of the study cost and have accrued for the estimated expenses. Because of the early stage, we cannot make a reasonable estimate of the total cost of the investigation, remediation, or Ethyl's share of responsibilities related to the site clean-up. As additional facts become known, we will accrue and pay our proportionate share of remediation costs, if any.

   At our largest United States environmental site, we have substantially completed remediation and will be monitoring the site for an extended period. The accrual for this site was $8 million at year-end 2000 and year-end 1999. We based these amounts on the best estimate of future costs discounted at approximately 4%, net of inflation. The remaining environmental liabilities are not discounted.

   We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact.

   At December 31, our accruals for environmental liabilities were $28 million in 2000 and $38 million in 1999. We expect to receive insurance reimbursements for a portion of these amounts. When significant events or circumstances occur that might impair the value of this nonoperating receivable, we evaluate recoverability of the recorded amounts. If we determine an asset is impaired, we adjust the asset to net realizable value.

   Ethyl spent $12.4 million in 2000 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $14 million in 1999 and $17 million in 1998. Of these amounts, the ongoing costs of operations were $11.7 million in 2000, $13 million in 1999, and $15 million in

1998. The balance represents clean-up, or remediation and monitoring costs. On capital expenditures for pollution prevention and safety projects, we spent $3 million in both 2000 and 1999, and $7 million in 1998.

15. Pension Plans and Other Post-Retirement Benefits

   U.S. Retirement Plans--Ethyl sponsors pension plans for most U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. Plan assets are held and distributed by trusts and consist principally of common stock, U.S. government and corporate obligations, and group annuity contracts.

   In addition, we offer unfunded, nonqualified supplemental pension plans. These plans restore a part of the pension benefits from our regular pension plans that would have been payable to designated participants if it were not for limitations imposed by income tax regulations.

   We also provide post-retirement health care benefits and life insurance to eligible retired employees. Ethyl and retirees share in the cost of post-retirement health care benefits. Ethyl pays the insurance contract that holds plan assets for retiree life insurance benefits.

   During 2000, we settled some of the liabilities of the U.S. salaried plan for certain groups of former employees. The groups included both retired employees, as well as terminated vested plan participants. No retiree benefits changed due to the settlements. Because of the settlements, both the benefit obligation and the fair value of plan assets have been reduced. The settlements also resulted in the recognition of a noncash gain of $81 million. The gain is reported in "Special items income, net" on the Consolidated Statements of Income.

   Pension income and post-retirement benefit cost are shown below:

                                      Years Ended December 31
                         -------------------------------------------------------
                                                           Post-Retirement
                              Pension Benefits                Benefits
                         ----------------------------  -------------------------
                           2000      1999      1998     2000     1999     1998
                         --------  --------  --------  -------  -------  -------
Service cost............ $  4,096  $  4,412  $  4,275  $   952  $ 1,056  $ 1,014
Interest cost...........   12,713    21,917    22,249    3,974    3,779    3,653
Expected return on plan
 assets.................  (31,089)  (39,747)  (36,380)  (1,856)  (1,829)  (1,791)
Amortization of prior
 service cost...........    2,542     2,541     2,648      (34)     (29)     (29)
Amortization of
 transition asset.......   (2,049)   (4,264)   (4,277)      -        -        -
Amortization of net
 loss...................      321       386       425       -        -        -
Special termination
 benefits...............    1,703       161     3,592       49       85      461
Settlements.............  (80,923)       -         -        -        -        -
                         --------  --------  --------  -------  -------  -------
Net periodic benefit
 (income) cost.......... $(92,686) $(14,594) $ (7,468) $ 3,085  $ 3,062  $ 3,308
                         ========  ========  ========  =======  =======  =======

   The special termination benefits in 2000 are related to retirement charges for several individuals. The special termination benefits in 1998 are associated with the enhanced retirement offer made that year.

   Changes in the plans' benefit obligations and assets, as well as a reconciliation of the funded status, follow.

                                            Years Ended December 31
                                     ----------------------------------------
                                                            Post-Retirement
                                      Pension Benefits         Benefits
                                     --------------------  ------------------
                                       2000       1999       2000      1999
                                     ---------  ---------  --------  --------
Change in benefit obligation
  Benefit obligation at beginning of
   year............................. $ 311,102  $ 329,973  $ 53,787  $ 54,954
  Service cost......................     4,096      4,412       952     1,056
  Interest cost.....................    12,713     21,917     3,974     3,779
  Plan amendments...................     1,703        161       (16)       85
  Actuarial net loss/(gain).........    17,785    (16,216)      138    (2,584)
  Benefits paid.....................   (10,115)   (29,145)   (3,032)   (3,503)
  Settlements.......................  (234,123)        -         -         -
                                     ---------  ---------  --------  --------
    Benefit obligation at end of
     year........................... $ 103,161  $ 311,102  $ 55,803  $ 53,787
                                     ---------  ---------  --------  --------
Change in plan assets
  Fair value of plan assets at
   beginning of year................ $ 546,382  $ 517,669  $ 27,593  $ 27,132
  Actual return on plan assets......   (34,257)    56,080     3,918     2,110
  Employer contribution.............     2,603      1,778     1,459     1,854
  Benefits paid.....................   (10,115)   (29,145)   (3,032)   (3,503)
  Settlements.......................  (234,123)        -         -         -
                                     ---------  ---------  --------  --------
    Fair value of plan assets at end
     of year........................ $ 270,490  $ 546,382  $ 29,938  $ 27,593
                                     ---------  ---------  --------  --------
Reconciliation of funded status
  Funded status..................... $ 167,329  $ 235,280  $(25,865) $(26,194)
  Unrecognized net actuarial
   loss/(gain)......................    24,755   (132,513)   (6,677)   (4,751)
  Unrecognized transition asset.....      (976)    (9,489)       -         -
  Unrecognized prior service cost...    11,198     14,169      (251)     (221)
                                     ---------  ---------  --------  --------
    Prepaid (accrued) benefit cost.. $ 202,306  $ 107,447  $(32,793) $(31,166)
                                     =========  =========  ========  ========
Amounts recognized in the
 consolidated balance sheet
  Prepaid benefit cost.............. $ 222,488  $ 125,145  $     -   $     -
  Accrued benefit cost..............   (23,402)   (17,698)  (32,793)  (31,166)
  Intangible asset..................     1,796         -         -         -
  Accumulated other comprehensive
   income...........................     1,424         -         -         -
                                     ---------  ---------  --------  --------
    Net amount recognized........... $ 202,306  $ 107,447  $(32,793) $(31,166)
                                     =========  =========  ========  ========

   The accumulated benefit obligation was in excess of plan assets for our nonqualified plans at year-end 2000 and 1999. At December 31, 2000, as well as December 31, 1999, both the projected benefit obligation and the accumulated benefit obligation of these plans were $22 million.

   While there were no assets held in the nonqualified plans by the trustee, we maintain a rabbi trust for the retired beneficiaries of the nonqualified plans. Ethyl generally has invested an amount equivalent to the accumulated benefit obligation for these retirees. At December 31, assets in the rabbi trust were valued at $16 million in 2000 and $18 million in 1999. The assets of the rabbi trust are not included in the table above.

   We used the following assumptions to calculate the results of our retirement plans:

                                                     December 31
                                            ----------------------------------
                                                                  Post-
                                               Pension          Retirement
                                               Benefits          Benefits
                                            ----------------  ----------------
                                            2000  1999  1998  2000  1999  1998
                                            ----  ----  ----  ----  ----  ----
Discount rate.............................. 7.5%  7.5%    7%  7.5%  7.5%    7%
Rate of projected compensation increase.... 4.5%  4.5%  4.5%  4.5%  4.5%  4.5%
Expected long-term rate of return on plan
 assets....................................   9%    9%    9%    7%    7%    7%

   For 2001, the assumption for the health care cost trend rate is 7% and will remain at that level. The trend rate for managed care costs is 6% where it will remain.

   A one percent change in the assumed health care cost trend rate would have the following effects:

                                                                  1%       1%
                                                               Increase Decrease
                                                               -------- --------
   Effect on accumulated postretirement benefit obligation as of
    December 31, 2000........................................   $4,757  $(3,967)
   Effect on net periodic postretirement benefit cost in
    2000.....................................................   $  560  $  (448)

   Foreign Pension Plans--For most employees of our foreign subsidiaries, Ethyl has pension plans that offer benefits based primarily on years of service and compensation. Ethyl generally contributes to investment trusts and insurance policies to provide for these plans. Pension cost for these plans was $2 million in 2000, $3 million in 1999, and $2 million in 1998. At December 31, the actuarial present value of accumulated benefits was $37 million in 2000 and $34 million in 1999, substantially all of which was vested. Net assets available for pension benefits at December 31, were $35 million in 2000 and $34 million in 1999.

   Because the accumulated benefit obligation exceeded plan assets for two foreign plans, Ethyl recognized a minimum pension liability. At December 31, we had liabilities of $2 million in both 2000 and 1999.

   Consolidated--The net pension income for U.S. and foreign plans was $91 million in 2000, $12 million in 1999, and $5 million in 1998. The year 2000 includes income of $81 million from the pension contract settlements.

   Other Information--In September 2000, Ethyl announced that we would terminate an overfunded U.S. salaried pension plan at December 31, 2000. We will use about 25% of the surplus to fully fund a new plan for U.S. salaried employees. The provisions and benefit formula of the new plan will be similar to the terminated plan. The remaining surplus will be subject to the usual corporate taxes, as well as a 20% excise tax. After funding the new plan and paying taxes, the remaining proceeds will be used for debt repayment. The final amount will depend on market values. While we expect to conclude the plan termination by the third quarter 2001, the process is subject to regulatory approval.

16. Other (Expense) Income, Net

   Other (expense) income, net in 2000 included a $3 million charge for our percentage share of the loss of Envera LLC (Envera). Envera is a newly formed, global electronic marketplace for business-to-business transactions and services. Ethyl has an equity investment in Envera. Additionally, other (expense) income, net included a $2 million gain on the sale of a nonoperating asset.

   In 1999, other (expense) income, net totaled $600 thousand income.

   In 1998, other (expense) income, net included a $15 million net gain on the sale of nonoperating assets, comprised primarily of realized gains on marketable securities, and $8 million of interest income related to the settlement of a federal income tax audit. The sales of nonoperating assets generated cash of $24 million, of which $7 million related to a transaction in the previous year.

17. Income Taxes

   Our income before taxes, as well as the provision for taxes follow:

                                                    Years Ended December 31
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
   Income before income taxes
     Domestic...................................... $64,583  $58,778  $ 80,502
     Foreign.......................................  25,512   22,344    25,859
                                                    -------  -------  --------
                                                    $90,095  $81,122  $106,361
                                                    =======  =======  ========
   Current income taxes
     Federal....................................... $(7,672) $12,719  $  8,328
     State.........................................    (682)     414     1,866
     Foreign.......................................  10,501   10,608     8,386
                                                    -------  -------  --------
                                                      2,147   23,741    18,580
                                                    -------  -------  --------
   Deferred income taxes
     Federal.......................................  26,911    6,016    14,848
     State.........................................     669     (124)    1,440
     Foreign.......................................    (629)  (3,808)      914
                                                    -------  -------  --------
                                                     26,951    2,084    17,202
                                                    -------  -------  --------

                                                    $29,098  $25,825  $ 35,782
                                                    =======  =======  ========

   Our deferred income tax assets and liabilities follow:

                                                                 December 31
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
   Deferred income tax assets
     Environmental and future shutdown reserves............... $ 12,407 $14,479
     Foreign currency translation adjustments.................    9,517   5,378
     Future employee benefits.................................    3,492   4,299
     Undistributed earnings of foreign subsidiaries...........    3,411   4,193
     Inventory capitalization.................................    1,513   1,654
     Intercompany profit in inventories.......................      521   3,779
     Unrealized loss on derivative instruments................       -    1,082
     Other....................................................    9,742   6,401
                                                               -------- -------
                                                                 40,603  41,265
                                                               -------- -------
   Deferred income tax liabilities
     Future employee benefits.................................   61,561  28,037
     Depreciation.............................................   34,299  43,665
     Intangibles..............................................   12,177  15,195
     Unrealized gain on marketable securities.................    1,708   1,486
     Capitalization of interest...............................    1,432   1,866
     Other....................................................    3,617   1,679
                                                               -------- -------
                                                                114,794  91,928
                                                               -------- -------
   Net deferred income tax liabilities........................ $ 74,191 $50,663
                                                               ======== =======
   Reconciliation to financial statements
     Deferred income tax assets--current...................... $  8,353 $12,575
     Deferred income tax liabilities--noncurrent..............   82,544  63,238
                                                               -------- -------
   Net deferred income tax liabilities........................ $ 74,191 $50,663
                                                               ======== =======

   The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

                                                                % of Income
                                                               Before Income
                                                                   Taxes
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Federal statutory rate..................................... 35.0% 35.0% 35.0%
   State taxes, net of federal tax benefit....................  1.2   1.7   2.3
   Foreign sales corporation benefit.......................... (0.7) (0.8) (0.4)
   Research tax credit........................................ (0.5) (0.6) (0.7)
   Favorable tax settlements and adjustments.................. (4.5) (3.9) (2.8)
   Other items, net...........................................  1.8   0.4   0.2
                                                               ----  ----  ----
   Effective income tax rate.................................. 32.3% 31.8% 33.6%
                                                               ====  ====  ====

   Based on available foreign tax credits and current U.S. income tax rates, no additional U.S. taxes would be incurred if a foreign subsidiary returned its earnings in cash to Ethyl.

18. Financial Instruments

   Fair Value--We determine the fair value of our outstanding financial instruments as follows:

     Cash and Cash Equivalents--The carrying value approximates fair value.

     Restricted Cash--The carrying value approximates fair value.

     Investments in Marketable Securities--We classify these investments as "available for sale" and record them at fair value with the unrealized gains, net of tax, included as a component of shareholders' equity in accumulated other comprehensive loss. See Notes 17 and 19.

     Long-Term Debt--Ethyl estimates the fair value of our long-term debt based on current rates available to us for debt of the same remaining duration.

     Foreign Currency Forward Contracts--We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 1999. Accordingly, we record the foreign currency forward contracts at fair value in our consolidated balance sheet. The fair value is based on the forward rates as published by First Chicago Bank. We include the unrealized gains and losses, net of tax, as a component of shareholders' equity in accumulated other comprehensive loss.

   The estimated fair values of our financial instruments are:

                                          2000                  1999
                                   --------------------  --------------------
                                   Carrying     Fair     Carrying     Fair
                                    Amount      Value     Amount      Value
                                   ---------  ---------  ---------  ---------
   Cash and cash equivalents...... $   4,470  $   4,470  $  15,846  $  15,846
   Restricted cash................ $   1,262  $   1,262  $      -   $      -
   Investments in marketable
    securities.................... $  25,621  $  25,621  $  20,078  $  20,078
   Long-term debt including
    current maturities............ $(443,244) $(460,267) $(474,222) $(474,205)
   Foreign currency forward
    contracts..................... $      -   $      -   $  (2,981) $  (2,981)

   Derivatives--As part of our strategy to minimize the risk of foreign currency exposure, Ethyl sometimes uses foreign currency forward contracts to hedge the risk on forecasted intercompany sales transactions denominated in Japanese Yen.

   Ethyl used derivative instruments with maturity dates throughout the year to hedge the foreign currency exposure of approximately $24 million of Japanese Yen denominated intercompany sales in 2000 and $22 million in 1999. These cash flow hedges were highly effective since a foreign currency rate change on the forward contract is offset by a corresponding change in the value of the hedged Yen intercompany sale.

   At December 31, 2000, Ethyl had no foreign currency forward contracts outstanding. At year-end 1999, we had foreign currency forward contracts for the sale of $24 million of Japanese Yen. We recorded unrealized losses of $2 million, net of tax, in accumulated other comprehensive loss on these forward contracts in 1999.

   Ethyl recognized a $1 million loss on the contracts in 2000 and $500 thousand in 1999. A corresponding increase in the U.S. dollar value of the Japanese Yen intercompany sales offset the losses in both years. Ethyl includes foreign currency transaction gains and losses in cost of sales.

19. Accumulated Other Comprehensive (Loss) Income

   The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive (loss) income follow:

                                      Unrealized
                            Foreign     Gain on     Minimum   Unrealized   Accumulated
                           Currency   Marketable    Pension     Loss on       Other
                          Translation Securities   Liability  Derivative  Comprehensive
                          Adjustments Adjustments Adjustments Instruments (Loss) Income
                          ----------- ----------- ----------- ----------- -------------
December 31, 1997.......   $ (8,119)   $  9,824     $    -      $    -      $  1,705
                           ========    ========     =======     =======     ========

Adjustments.............      3,780       3,899      (3,865)         -
Reclassification
 adjustment for the gain
 included in net income
 resulting from the sale
 of securities..........         -      (14,891)         -           -
Tax (expense) benefit...     (1,419)      3,989       1,198          -
                           --------    --------     -------     -------
Other comprehensive
 income (loss)..........      2,361      (7,003)     (2,667)         -        (7,309)
                           --------    --------     -------     -------     --------
December 31, 1998.......   $ (5,758)   $  2,821     $(2,667)    $    -      $ (5,604)
                           ========    ========     =======     =======     ========

Adjustments.............    (10,719)       (334)      3,865      (3,488)
Reclassification
 adjustment for the loss
 included in net income
 resulting from the
 maturity of contracts..         -           -           -          507
Tax benefit (expense)...      3,940         121      (1,198)      1,082
                           --------    --------     -------     -------
Other comprehensive
 (loss) income..........     (6,779)       (213)      2,667      (1,899)      (6,224)
                           --------    --------     -------     -------     --------
December 31, 1999.......   $(12,537)   $  2,608     $    -      $(1,899)    $(11,828)
                           ========    ========     =======     =======     ========

Adjustments.............    (11,676)      2,706      (1,424)      2,161
Reclassification
 adjustment for the gain
 included in net income
 resulting from the sale
 of securities..........         -       (2,290)         -           -
Reclassification
 adjustment for the loss
 included in net income
 resulting from the
 maturity of contracts..         -           -           -          820
Tax benefit (expense)...      4,227        (221)        517      (1,082)
                           --------    --------     -------     -------
Other comprehensive
 (loss) income..........     (7,449)        195        (907)      1,899       (6,262)
                           --------    --------     -------     -------     --------
December 31, 2000.......   $(19,986)   $  2,803     $  (907)    $    -      $(18,090)
                           ========    ========     =======     =======     ========

20. Special Items Income, Net

   In 2000, special items consisted of $81 million income, or $51 million after taxes ($.62 per share), related to settlements of certain pension contracts resulting in the recognition of noncash gains. Additionally, special items included $4 million income, or $3 million after taxes ($.03 per share), related to the demutualization of MetLife, Inc. These income items were partly offset by an $8 million charge, or $5 million after taxes ($.06 per share) related to the write-off of plant assets and a $1.4 million special retirement charge, or $900 thousand after taxes ($.01 per share).

   The pension income in 2000 related to elections that were made regarding certain contracts in our U.S. salaried pension plan. These elections resulted in the settlement of liabilities for certain pension contracts and the recognition of significant gains related to our pension assets. The settlement gains have no cash effect on Ethyl, nor will any retiree benefits change.

   The charge of $8 million in 2000 was for the write-off of the production assets of a previously idled petroleum additives facility in Orangeburg, South Carolina. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, we reviewed a third party supply contract for product, as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated, and excess supply and production facilities were in place. Further, there are no specific market changes expected to impact these conditions. As a result of this review, we cancelled the original supply contract, restructured, and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and wrote off the book value of these assets.

   In 1999, special item income consisted of $7 million, or $4 million after taxes ($.05 per share), from a supply contract amendment.

   In 1998, special items consisted of a benefit due to the MMT settlement with the Canadian government of $9 million, net of related expenses, or $6 million after taxes ($.07 per share). This settlement reimbursed us for a portion of our legal costs and lost profits during the now repealed 1997-1998 ban on the import and interprovincial trade of MMT.

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

21. Selected Quarterly Consolidated Financial Data (unaudited)

                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------- -------- --------
2000
Net sales.................................. $198,512 $214,566 $204,388 $203,404
Gross profit............................... $ 42,264 $ 46,441 $ 45,183 $ 31,264
Special items income, net.................. $ 42,369 $  4,050 $ 27,185 $  2,405
Net income................................. $ 27,824 $  9,269 $ 21,556 $  2,348
Basic and diluted earnings per share....... $    .33 $    .11 $    .26 $    .03
Shares used to compute basic and
 diluted earnings per share................   83,465   83,465   83,463   83,455
1999
Net sales.................................. $205,326 $206,230 $216,637 $215,530
Gross profit............................... $ 43,446 $ 48,668 $ 52,717 $ 49,586
Special item income, net................... $  7,200 $     -  $     -  $     -
Net income................................. $ 15,304 $ 13,248 $ 16,692 $ 10,053
Basic and diluted earnings per share....... $    .18 $    .16 $    .20 $    .12
Shares used to compute basic and
 diluted earnings per share................   83,465   83,465   83,465   83,465

22. Segment and Geographic Area Information

   Segment Information--Ethyl reports our business in two distinct segments: petroleum additives and tetraethyl lead. We divided our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product primarily marketed through third party agreements.

   The accounting policies of the segments are the same as those described in
Note 1. We evaluate the performance of our operating segments based on operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment and amortization of prepayments for services and segment intangible assets are included in the operating profit of each segment. No transfers occurred between the segments during the periods presented. The reduction in net sales from 1998 partially results from TEL sales made through the marketing agreements with Octel not being recorded as sales by Ethyl. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

                                                     2000      1999      1998
                                                   --------  --------  --------
Net sales
Petroleum additives............................... $795,744  $819,647  $856,910
Tetraethyl lead...................................   25,126    24,076   117,280
                                                   --------  --------  --------
  Consolidated net sales (a)...................... $820,870  $843,723  $974,190
                                                   ========  ========  ========
Segment operating profit
Petroleum additives............................... $ 24,529  $ 85,061  $ 96,659
Tetraethyl lead...................................   39,341    48,359    51,217
                                                   --------  --------  --------
  Segment operating profit........................   63,870   133,420   147,876
Corporate unallocated expense.....................  (26,142)  (24,087)  (26,502)
Interest expense..................................  (36,075)  (35,506)  (40,409)
Pension contract settlements......................   80,923        -         -
Other income, net.................................    7,519     7,295    25,396
                                                   --------  --------  --------
Income before income taxes........................ $ 90,095  $ 81,122  $106,361
                                                   ========  ========  ========

--------
(a) Net sales of the petroleum additives segment to three customers amounted to $313 million in 2000. The petroleum additives segment reported net sales to two customers of $220 million in 1999 and $243 million in 1998.

   The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation; intangible assets and prepayments for services, both net of amortization.

                                                    2000      1999      1998
                                                 ---------- -------- ----------
Segment assets
Petroleum additives............................. $  579,480 $666,721 $  720,309
Tetraethyl lead.................................     68,747   55,316     82,070
                                                 ---------- -------- ----------
                                                    648,227  722,037    802,379
Cash and cash equivalents.......................      4,470   15,846      8,403
Restricted cash.................................      1,262       -          -
Other accounts receivable.......................     20,783    4,458      8,797
Deferred income taxes...........................      8,353   12,575     14,964
Prepaid expenses................................      4,414    5,699      6,394
Prepaid pension cost............................    224,892  127,212    110,208
Other assets and deferred charges...............     89,238  103,553    131,094
                                                 ---------- -------- ----------
  Total assets.................................. $1,001,639 $991,380 $1,082,239
                                                 ========== ======== ==========
Additions to long-lived assets
Petroleum additives (a)......................... $   14,487 $ 14,521 $   70,030
Tetraethyl lead (b).............................     39,583      683         82
Other long-lived assets.........................      1,392      700         22
                                                 ---------- -------- ----------
  Total additions to long-lived assets.......... $   55,462 $ 15,904 $   70,134
                                                 ========== ======== ==========
Depreciation and amortization
Petroleum additives............................. $   54,243 $ 57,683 $   56,914
Tetraethyl lead (b).............................      8,176    2,040      2,364
Other long-lived assets.........................      3,837    5,402      4,032
                                                 ---------- -------- ----------
  Total depreciation and amortization........... $   66,256 $ 65,125 $   63,310
                                                 ========== ======== ==========

--------
(a) Petroleum additives additions to long-lived assets include increases in segment intangibles as a result of the recognition of a portion of the note payable to Texaco. The amount of this noncash transaction was $43 million in 1998.
(b) The $39 million addition to TEL long-lived assets relates to the prepayment for services paid to Alcor. The amortization of the prepayment for services was $7 million in 2000.

   Geographic Area Information--The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the years shown. Except for the United States, no country exceeded 10% of net sales or long-lived assets in any year. Ethyl allocated revenues to geographic areas based on the location to which the product was shipped.

                                                       2000     1999     1998
                                                     -------- -------- --------
   Net sales
   United States.................................... $404,270 $399,061 $440,250
   Foreign..........................................  416,600  444,662  533,940
                                                     -------- -------- --------
     Consolidated net sales......................... $820,870 $843,723 $974,190
                                                     ======== ======== ========
   Long-lived assets
   United States.................................... $332,996 $378,016 $421,333
   Foreign..........................................   77,425   54,123   69,998
                                                     -------- -------- --------
     Total long-lived assets........................ $410,421 $432,139 $491,331
                                                     ======== ======== ========

23. Liquidity

   Our two business segments, TEL and petroleum additives, both reported declines in earnings in each of the last two years. The rate of decline in TEL operating profit in 2000 was 19% compared to 1999 and 23% compared to 1998. We expect continued average annual declines in the TEL market of approximately 15%. Operating profit of the petroleum additives business declined 71% in 2000 compared to 1999 and 74% compared to 1998. Petroleum additives operating profit was $25 million in 2000, $85 million in 1999, and $97 million in 1998. The petroleum additives market for some time has continued to reflect excess capacity, substantial raw material cost increases, unfavorable currency conditions, and the pricing leverage of the consolidating oil industry. The market dynamics for one of our key product lines within the petroleum additives segment, crankcase products, deteriorated to such an extent we were not earning an adequate return. We attempted to recover some of the increased cost through price increases; however, these initiatives have not been successful in keeping up with cost increases and were factors in the loss of business with three major customers that represented a significant portion of the crankcase business. The crankcase business with these three former customers substantially ceased at the end of the first quarter 2001.

   In an effort to improve profitability in the crankcase product line, we announced in February 2001, and are currently implementing, a new business model for petroleum additives that includes a workforce reduction and the idling of production facilities, to be completed by mid-year 2001. Crankcase production facilities that will be indefinitely idled include a smaller plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We are consolidating production in plants that have spare capacity. These actions will reduce our total production capacity for crankcase production by approximately 50%. We also intend to consolidate certain research and testing activities from our Bracknell, England facility, to our modern facilities located in Richmond, Virginia, and reduce research on products where the market does not provide an adequate return on investment. We have announced a severance program that is expected to result in a reduction of approximately 330 employees by April 30, 2001. This includes staff at the crankcase plants being indefinitely idled, staff at our Bracknell and Richmond research facilities and corporate staff. In addition, we have announced an early retirement program to most domestic salaried employees over age 52. We will know the number of employees electing early retirement by April 30, 2001.

   We believe the successful implementation of this strategy will significantly reduce ongoing operating costs, after incurring certain one-time restructuring costs in the first half of 2001. These restructuring costs will include a noncash charge in the first quarter of 2001 in the range of $35 million to $45 million for the writedown of indefinitely idled facilities and charges of approximately $14 million to $35 million for early retirement and severance costs, depending upon the number of employees electing early retirement.

   In addition, on April 10, 2001, we entered into the First Amendment and Restatement of Amended and Restated Credit Agreement (the New Credit Facility) with our lenders as a result of anticipating and not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001. The New Credit Facility includes the following key provisions:

    . A revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of $140 million of the original term loan, and a new term loan of $230 million. There will be an additional fee of $675 thousand if $115 million from a qualified asset-based secured financing is not raised to prepay a portion of the additional term loan by May 31, 2001. Ethyl has obtained a commitment letter from an asset based lender and expects to complete an agreement by May 31, 2001.

    . The $140 million term loan will amortize on its original schedule with installment payments of $20 million each on May 28 and August 28, 2001, and $25 million each on January 2, February 28, May 28 and August 28, 2002.

    . The original maturity date of August 28, 2002 may be extended to December 31, 2003 if certain conditions are met, including the reduction in outstanding borrowings on the New Credit Facility of at least $220 million.

    . Interest rates increased and are based on a premium to variable base interest rates. The initial premium is 300 basis points. This premium will reduce if certain criteria are met.

    . Substantially all of our assets in the United States are collateralized.

    . Mandatory prepayments are required for excess cash flow, asset dispositions, debt and equity issuances, and distributions from our pension plans, all as defined in the New Credit Facility.

    . Covenants include minimum EBITDA, interest and leverage coverage ratios, among others.

    . The payment of dividends is not permitted.

    . Investments and capital expenditures are limited.

   We have made debt repayment a priority so that we will have more flexibility in the future. We expect that cash flow from operations will continue to make significant contributions to debt reduction. The termination of our overfunded U.S. salaried pension plan is also expected to provide $50 million to $60 million for debt curtailment once all regulatory approvals are obtained. We expect to accomplish a reduction in working capital requirements that will enable us to make further reductions in debt. We also expect to complete the sale of certain nonstrategic assets in 2001, which must be used to repay debt.

   We believe that we have the ability to successfully implement our new business model for petroleum additives and that we will be able to comply with the terms of the New Credit Facility. While we believe our plan is sound and attainable, the possibility exists that unforeseen events or business conditions could prevent us from meeting certain financial covenants.

   If unforeseen events or conditions restrict us from meeting our targeted operating results, we have alternative plans, including additional asset sales, additional reductions in operating costs, deferral of capital expenditures, and reductions in working capital, that we believe would enable us to comply with the debt covenants. In the event we may not be in compliance with the debt covenants at some future date, we would pursue various alternatives. These may include, among other things, refinancing of debt or obtaining covenant amendments or waivers. While we believe we could successfully complete alternative arrangements if necessary, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.

 Financial Policy

   Ethyl Corporation's Financial Standards--Our goal is to present clearly Ethyl's financial information to enhance your understanding of our sources of earnings and our financial condition.

   Management's Report on the Financial Statements--Ethyl prepared the financial statements and related notes on pages 22 through 46 to conform to generally accepted accounting principles. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same is true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in the annual report is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

   We maintain a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Written policies and procedures, careful selection and training of qualified personnel, and an internal audit program support Ethyl's internal control system.

   The independent certified public accounting firm, PricewaterhouseCoopers LLP
(PwC), audited these financial statements in accordance with generally accepted auditing standards. The audit included a review of Ethyl's internal accounting controls to the extent considered necessary to determine audit procedures.

   The Audit Committee of the Board of Directors, composed only of independent directors, meets with management, internal business assurance, and PwC to review accounting, auditing, and financial reporting matters. In early 2000, PwC informed the Committee that it had notified the Securities and Exchange Commission (SEC) that there was a delay in the transfer from PwC's control of certain retirement and other benefits which were due to Ethyl's then Chief Financial Officer. Our former CFO had been a partner of Coopers & Lybrand, a predecessor of PwC. The transfers, which should have occurred in November 1997, were completed on February 16, 2000.

   The SEC advised Ethyl that because of the delay, PwC was not in compliance with auditor independence regulations. The SEC further advised Ethyl that it did not intend to take any action against the company with respect to Ethyl's financial statements as a result of PwC's noncompliance. The audit committee reviewed the situation and concluded, based on its examination, that the delayed transfer of the benefits did not affect the quality or integrity of PwC's audits of Ethyl's financial statements.

                       Report of Independent Accountants

[LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]

To the Board of Directors and Stockholders of Ethyl Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ethyl Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 18 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1999.

   As more fully discussed in Note 23 to the consolidated financial statements, due to significant declines in operating profit for the year ended December 31, 2000 and the loss of certain key customers in the petroleum additives segment since December 31, 2000, the Company announced in February 2001, the implementation of a new business model that includes workforce reductions and the idling of production capacity. In addition, the Company entered into a new credit facility in April 2001 that has significantly different terms and conditions than the previous facility.

PricewaterhouseCoopers LLP

February 6, 2001, except as to information in Note 23, for which the date is April 10, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is in our 2000 Proxy Statement and is incorporated by reference. In addition, the names and ages of all officers as of April 10, 2001 follow.

 Name                       Age Positions
 ----                       --- ---------
 Bruce C. Gottwald.........  67 Chairman of the Board, Chairman of the
                                Executive Committee and Chief Executive Officer

 Thomas E. Gottwald........  40 President and Chief Operating Officer

 Alexander McLean..........  44 Senior Vice President--Petroleum Additives

 Newton A. Perry...........  58 Senior Vice President--Antiknocks

 David A. Fiorenza.........  51 Vice President, Treasurer, and Principal
                                Financial Officer

 Daniel J. Bradley.........  52 Vice President--Petroleum Additives--Americas

 Russell L. Gottwald, Jr...  49 Vice President--Supply Chain

 C. S. Warren Huang........  51 Vice President and Managing Director--Asia
                                Pacific

 Ronald E. Kollman.........  54 Vice President--Product Management and
                                Technology

 Barbara A. Little.........  44 Vice President--Government Relations

 Donald R. Lynam...........  62 Vice President--Air Conservation

 Steven M. Mayer...........  58 Vice President--General Counsel

 Henry C. Page, Jr.........  62 Vice President--Human Resources and External
                                Affairs

 Ann M. Pettigrew..........  46 Vice President--Health, Safety, and Environment

 Roger H. Venable..........  54 Vice President--Antiknocks

 Wayne C. Drinkwater.......  54 Controller and Principal Accounting Officer

 M. Rudolph West...........  48 Secretary

 Michael L. McKeever.......  60 Assistant Treasurer

   The term of office is until the meeting of the Board of Directors following the next annual shareholders' meeting (May 30, 2001). All officers have been employed with Ethyl for at least the last five years.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is in our 2000 Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is in our 2000 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is in our 2000 Proxy Statement and is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (A)(1) Consolidated Statements of Income for each of the three years in the periods ended December 31, 2000, 1999, and 1998 are on page 22.

        Consolidated Balance Sheets as of December 31, 2000 and 1999 are on page
        23.

        Consolidated Statements of Shareholders' Equity for each of the three years in the periods ended December 31, 2000, 1999, and 1998 are on page
        24.

        Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2000, 1999, and 1998 are on page 25.

        Notes to Consolidated Financial Statements begin on page 26.

        Management's Report on the Financial Statements is on page 47.

        Report of Independent Accountants is on page 48.

 (A)(2) Financial Statement Schedules--none required

 (A)(3) Exhibits
         3.1 Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to Form 10-Q filed on November 4, 1996)

         3.2 By-laws of the registrant (incorporated by reference as Exhibit
             3.2 to Form 10-K filed
             March 29, 1996)

         4.1 First Amendment and Restatement of Amended and Restated Credit
             Agreement, dated as of April 10, 2001.

        10.1 Bonus Plan of the registrant (incorporated by reference as Exhibit
             10.1 to Form 10-K filed on February 25, 1993)

        10.2 Incentive Stock Option Plan (incorporated by reference as Exhibit
             10 to Form 10-Q filed on May 12, 1994)

        10.3 Non-Employee Directors' Stock Acquisition Plan (incorporated by reference as Exhibit A to the registrant's Proxy Statement for the Annual Meeting of Shareholders filed on March 17, 1993)

        10.4 Excess Benefit Plan (incorporated by reference as Exhibit 10.4 to
             Form 10-K filed on
             February 25, 1993)

        10.5 Supply Agreement, dated as of December 22, 1993, between Ethyl
             Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 99 to Form 8-K filed on February 17, 1994)

        10.6 Employment and Severance Benefits Agreement dated October 1, 1997, with J. Robert Mooney (incorporated by reference as Exhibit 10.7 to Form 10-K filed March 24, 1998)

        10.7 Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited
             (incorporated by reference as Exhibit 10 to Form 10-Q filed on November 10, 1998)

        10.8 Trust Agreement between Ethyl Corporation and Merrill Lynch Trust
             Company of America (incorporated by reference as Exhibit 4.5 to Form S-8, filed on August 7, 1998)

        11.1 Computation of Basic and Diluted Earnings Per Share

        21   Subsidiaries of the registrant

        23   Consent of PricewaterhouseCoopers LLP

 (B)    No report on Form 8-K has been filed during 2000.

 (C) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

   A copy of any of the exhibits listed above will be provided upon written request, for a reasonable charge, to any shareholder whose proxy is being solicited by the Board of Directors. The written request should be directed to:

                     M. Rudolph West, Esq.,
                     Secretary
                     Ethyl Corporation
                     330 South Fourth Street
                     P.O. Box 2189
                     Richmond, Virginia 23218

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ethyl Corporation

                                                   /s/ Bruce C. Gottwald
                                          By: _________________________________
                                                    (Bruce C. Gottwald
                                                  Chairman of the Board)

Dated: April 10, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 10, 2001.

                 Signature                                     Title
                 ---------                                     -----

         /s/ Bruce C. Gottwald              Chairman of the Board, Chairman of the
___________________________________________  Executive Committee, Chief Executive
            (Bruce C. Gottwald)              Officer and Director (Principal Executive
                                             Officer)

        /s/ Thomas E. Gottwald              President, Chief Operating Officer and
___________________________________________  Director
           (Thomas E. Gottwald)

         /s/ David A. Fiorenza              Vice President and Treasurer
___________________________________________  (Principal Financial Officer)
            (David A. Fiorenza)

        /s/ Wayne C. Drinkwater             Controller (Principal Accounting Officer)
___________________________________________
           (Wayne C. Drinkwater)

         /s/ William W. Berry               Director
___________________________________________
            (William W. Berry)

        /s/ Phyllis L. Cothran              Director
___________________________________________
           (Phyllis L. Cothran)

       /s/ Gilbert M. Grosvenor             Director
___________________________________________
          (Gilbert M. Grosvenor)

            /s/ S. B. Scott                 Director
___________________________________________
           (Sidney Buford Scott)

           /s/ C. B. Walker                 Director
___________________________________________
            (Charles B. Walker)