Form 10-Q
period 2001-03-31
ETHYL CORP
filed 2001-05-11
CIK 33656

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

For Transition Period from ___________________ to _______________________

For Quarter Ended March 31, 2001            Commission File Number 1-5112

                               ETHYL CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                      54-0118820
           --------                                      ----------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)



330 SOUTH FOURTH STREET
P. O. BOX 2189
RICHMOND, VIRGINIA                                        23218-2189
---------------------------------------                   ----------
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

              Yes   X                 No
                  -----                  -----


Number of shares of common stock, $1 par value, outstanding as of April 30, 2001: 83,454,650.

                               ETHYL CORPORATION

                                   I N D E X

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Consolidated Statements of Income - Three Months
           Ended March 31, 2001 and 2000                                   3

           Consolidated Balance Sheets - March 31, 2001 and
           December 31, 2000                                               4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2000                      5

           Notes to Financial Statements                                  6-10

  ITEM 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                         11-18

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk     18

PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURE                                                                 20

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      ETHYL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                                   Three Months Ended
                                                                         March 31
                                                                   ------------------
                                                                     2001       2000
                                                                   --------    ------
    Net sales                                                      $211,280   $198,512
    Cost of goods sold                                              181,105    156,248
                                                                   --------   --------

       Gross profit                                                  30,175     42,264

    TEL marketing agreements services                                 8,082      5,148

    Selling, general, and administrative expenses                    18,470     18,980
    Research, development, and testing expenses                      17,991     17,918
    Special items (expense) income, net                             (10,707)    42,369
                                                                   --------   --------
       Operating (loss) profit                                       (8,911)    52,883

    Interest and financing expenses                                   8,194      8,368
    Other expense, net                                                 (694)      (550)
                                                                   --------   --------
    (Loss) income before income taxes                               (17,799)    43,965
    Income tax (benefit) expense                                     (6,532)    16,141
                                                                   --------   --------
    Net (loss) income                                              ($11,267)  $ 27,824
                                                                   ========   ========

    Basic and diluted (loss) earnings per share                    ($   .14)  $    .33
                                                                   ========   ========

    Shares used to compute basic and diluted earnings per share      83,455     83,465
                                                                   ========   ========

    Cash dividends per share of common stock                       $   -      $  .0625
                                                                   ========   ========

See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                      March 31
                                                                        2001           December 31
                                                                    (unaudited)            2000
                                                                    -----------        -----------
                         ASSETS
Current assets:
   Cash and cash equivalents                                          $ 11,238         $    4,470
   Restricted cash                                                       1,284              1,262
   Accounts receivable, less allowance for doubtful
      accounts ($902 - 2001; $908 - 2000)                              145,929            137,501
   Receivable - TEL marketing agreements services                       12,517             12,555
   Inventories:
      Finished goods and work-in-process                                90,978            104,584
      Raw materials                                                     13,846             15,562
      Stores, supplies and other                                         9,131              9,540
                                                                      ---------        -----------
                                                                       113,955            129,686

   Deferred income taxes and prepaid expenses                           12,650             12,767
                                                                      ---------        -----------
      Total current assets                                             297,573            298,241
                                                                      ---------        -----------

Property, plant and equipment, at cost                                 763,896            767,675
   Less accumulated depreciation and amortization                      494,186            476,573
                                                                      ---------        -----------
      Net property, plant and equipment                                269,710            291,102
                                                                      ---------        -----------

Prepaid pension cost                                                   226,185            224,892
Other assets and deferred charges                                       91,848            100,166
Goodwill and other intangibles, net of amortization                     83,891             87,238
                                                                      ---------        -----------
Total assets                                                          $969,207         $1,001,639
                                                                      =========        ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $ 55,716         $   56,521
    Accrued expenses                                                    51,248             49,140
    Long-term debt, current portion                                     97,207             87,191
    Income taxes payable                                                 8,221             11,480
                                                                      ---------        -----------
        Total current liabilities                                      212,392            204,332
                                                                      ---------        -----------

Long-term debt                                                         345,929            356,053
Other noncurrent liabilities                                            97,519             99,297
Deferred income taxes                                                   73,148             82,544

Shareholders' equity
      Common stock ($1 par value)
              Issued - 83,454,650 in 2001 and 2000                      83,455             83,455
      Accumulated other comprehensive loss                             (26,017)           (18,090)
      Retained earnings                                                182,781            194,048
                                                                      ---------        -----------
                                                                       240,219            259,413
                                                                      ---------        -----------
Total liabilities and shareholders' equity                            $969,207         $1,001,639
                                                                      =========        ===========

See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                  ----------------------------
                                                                                     2001              2000
                                                                                  ----------         ---------
Cash and cash equivalents at beginning of year                                    $   4,470          $ 15,846
                                                                                  ----------         ---------
Cash flows from operating activities:
      Net (loss) income                                                             (11,267)           27,824
      Adjustments to reconcile net (loss) income to cash flows from operating activities:
            Depreciation and amortization                                            26,427            16,669
            Accrued severance, early retirement, and other
                 crankcase rationalization charges                                   11,625                 -
            Deferred income taxes                                                    (3,933)           15,068
            Prepaid pension cost                                                     (2,815)           (3,713)
            Asset write-off                                                               -             7,524
            Gain on pension contract settlements                                          -           (49,893)
            Working capital increase                                                 (8,285)          (10,124)
            Other, net                                                                1,131             2,025
                                                                                  ----------         ---------
                 Cash provided from operating activities                             12,883             5,380
                                                                                  ----------         ---------
Cash flows from investing activities:
      Capital expenditures                                                           (2,287)           (3,383)
      Investment in Envera LLC                                                       (1,250)                -
      Other, net                                                                        (16)              434
                                                                                  ----------         ---------
                 Cash used in investing activities                                   (3,553)           (2,949)
                                                                                  ----------         ---------
Cash flows from financing activities:
      Repayment of long-term debt-term loan agreement                               (40,000)          (30,000)
      Net borrowings on revolving credit agreement                                   40,000            25,000
      Debt issuance costs                                                            (2,446)                -
      Cash dividends paid                                                                 -            (5,217)
      Other, net                                                                       (116)              (92)
                                                                                  ----------         ---------
                 Cash used in financing activities                                   (2,562)          (10,309)
                                                                                  ----------         ---------
Increase (decrease) in cash and cash equivalents                                      6,768            (7,878)
                                                                                  ----------         ---------
Cash and cash equivalents at end of period                                        $  11,238          $  7,968
                                                                                  ==========         =========


See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of March 31, 2001, as well as the consolidated results of operations and the consolidated cash flows for the three-months ended March 31, 2001 and 2000. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 2000 Annual Report and Form 10-K. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Ethyl adopted Statement of Financial Accounting Standards No. 133 (FAS
     133), "Accounting for Derivatives and Hedging Activities", on January 1, 1999. FAS 133 has been consistently applied for all periods presented.

2. Asset writedowns (through accelerated depreciation), severance, early retirement, and other costs related to the rationalization of our crankcase product lines were $23.2 million ($14.8 million after tax or $.18 per share) in 2001. These costs are included in the Consolidated Statements of Income as follows:

             Cost of goods sold                                   $10.7
             Research, development, and testing expenses            1.8
             Special items (expense) income, net                   10.7
                                                                  -----
                                                                  $23.2
                                                                  =====

     Cost of goods sold includes a $10.7 million charge ($6.8 million after tax or $.08 per share) for a portion of the accelerated depreciation of the crankcase facilities to be indefinitely idled in the second quarter 2001, as well as the writedown of certain inventories.

     Research, development, and testing expenses include a charge of $1.8 million ($1.2 million after tax or $.02 per share) for a portion of the accelerated depreciation of the research and development facilities to be shutdown in the second quarter 2001, as well as the writedown of certain inventories.

     We included severance, early retirement, and other expenses in special items (expense) income, net. See Note 5.

     Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows includes accelerated depreciation of $11.6 million due to the shortened lives of certain crankcase assets. Management has considered if the indefinitely idled assets were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in second quarter 2001.

3. During first quarter 2001, TEL inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers. The effect of the liquidation was to decrease cost of goods sold by $1.5 million and increase net income by $900 thousand or $.01 per share.

4. The tables below show our consolidated net sales by segment, operating profit by segment, and reconciliation to (loss) income before income taxes.

                             Net Sales By Segment
                                (in millions)

                                             First Quarter
                                            2001          2000
                                          ------        ------
    Petroleum additives                   $200.5        $194.8
    Tetraethyl lead                         10.8           3.7
                                          ------        ------
    Consolidated net sales                $211.3        $198.5
                                          ======        ======


                            Segment Operating Profit
                                 (in millions)

                                               First Quarter
                                            2001           2000
                                          ------          -----
    Petroleum additives before
       nonrecurring items                 $  8.2          $12.3
    Nonrecurring items                     (23.2)          (7.5)
                                          ------          -----
       Total petroleum additives           (15.0)           4.8
    Tetraethyl lead                         10.6            3.1
                                          ------          -----
    Segment operating (loss) profit         (4.4)           7.9
    Corporate unallocated expense           (5.9)          (6.8)
    Interest expense                        (8.2)          (8.4)
    Pension contract settlement                -           49.9
    Other income, net                        0.7            1.4
                                          ------          -----
    (Loss) income before income taxes     $(17.8)         $44.0
                                          ======          =====

5. Special items (expense) income, net in 2001 includes a charge of $10.7 million ($6.8 million after tax or $.08 per share) for severance, early retirement, and other expenses related to our crankcase rationalization.

     This charge relates to the involuntary termination of 290 employees. We also announced an early retirement program to most domestic employees over age 52. About 100 of the terminated positions are held by employees who are eligible for early retirement benefits. Crankcase production facilities that will be indefinitely idled in Houston, Texas and Rio de Janeiro, Brazil resulted in the termination of 99 manufacturing employees. The consolidation of certain research and testing activities from our Bracknell, England facility, to our modern facilities located in Richmond, Virginia eliminated 106 positions. We eliminated 85 administrative and corporate positions in Richmond and Bracknell. Most of these terminations were effective April 30, 2001. We paid approximately $1.1 million for severance costs for 30 employees during first quarter of 2001.

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

     The charge of $7.5 million included in first quarter 2000 special items was for the write-off of the production assets of a previously idled petroleum additives facility. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, during first quarter 2000 we reviewed our third party supply contract for product as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated and excess supply and production facilities were in place. Further, there are no specific market changes expected to impact these conditions. As a result of this review, we cancelled our original supply contract in first quarter 2000 and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and wrote off the book value of these assets in the first quarter.

7. Other expense, net for the first quarter 2001 was $0.7 million and includes $1.8 million for our percentage share of the loss on Envera LLC (Envera). Envera is a newly formed, global electronic-marketplace for business to business transactions and services. Ethyl has an equity investment in Envera. Other expense, net for first quarter 2000 was $0.6 million.

8.   Long-term debt consisted of the following:       March 31   December 31
                                                         2001        2000
                                                      --------   -----------
     Revolving credit agreement                       $290,000      $250,000
     Term loan agreement                               140,000       180,000
     Medium-term notes due through 2001                  6,750         6,750
                                                      --------      --------
      Total long-term debt                             436,750       436,750
      Obligations under capital lease                    6,410         6,526
         Less unamortized discount                         (24)          (32)
                                                      --------      --------
      Net long-term debt                               443,136       443,244
         Less current portion                          (97,207)      (87,191)
                                                      --------      --------
      Long-term debt                                  $345,929      $356,053
                                                      ========      ========

     We completed a new Amended and Restated Senior Secured Credit Facility amounting to $540 million with our lenders in early April 2001. This new agreement is discussed further in Note 10.

9.   The components of comprehensive (loss) income consist of the following:

                                                          Three Months Ended
                                                                March 31
                                                          ------------------
                                                            2001       2000
                                                          --------    ------

    Net (loss) income                                     $(11,267)   $27,824
    Other comprehensive (loss) income, net of tax
      Unrealized (loss) gain on marketable
       equity securities                                    (4,222)     2,528
      Foreign currency translation adjustments              (3,705)    (2,162)
      Minimum pension liability adjustment                       -     (1,811)
      Unrealized gain on derivative instruments                  -        538
                                                          --------    -------
    Other comprehensive loss                                (7,927)      (907)
                                                          --------    -------
    Comprehensive (loss) income                           $(19,194)   $26,917
                                                          ========    =======

     The components of accumulated other comprehensive loss consist of the following:

                                                                March 31   December 31
                                                                  2001          2000
                                                                --------      --------
     Unrealized (loss) gain on marketable equity securities     $ (1,419)     $  2,803
     Minimum pension liability adjustment                           (907)         (907)
     Foreign currency translation adjustments                    (23,691)      (19,986)
                                                                --------      --------
       Accumulated other comprehensive loss                     $(26,017)     $(18,090)
                                                                ========      ========

10. On April 10, 2001, we entered into the First Amended and Restated Credit Agreement (the New Credit Facility) with our lenders as a result of our anticipating and not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001.

     The New Credit Facility includes a revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of $140 million of the original term loan, and a new term loan of $230 million. There will be an additional fee of $675 thousand if $115 million from a qualified asset-based secured financing is not raised to prepay a portion of the term loan and revolving debt by May 31, 2001. We are in the process of working with our lenders in an effort to secure the financing.

     The key provisions of the New Credit Facility include collateralizing substantially all of our assets in the United States and higher interest rates. Mandatory prepayments on debt are required from excess cash flow, asset dispositions, distributions from our pension plan, and certain other transactions. The payment of dividends is not permitted and investments, as well as capital expenditures are limited. The new credit facility includes certain financial covenants, including among others, minimum EBITDA, interest coverage, and leverage coverage ratios.

     Unforeseen events or business conditions could restrict us from meeting our targeted financial results. Should this occur, we have alternative plans, including additional asset sales and reductions in working capital that we believe would enable us to comply with the debt covenants.

     In the event that we are not in compliance with debt covenants at some future date, we would pursue various alternatives. These alternatives may include, among other things, refinancing of debt or obtaining covenant amendments or waivers. While we believe we could successfully complete alternative arrangements if necessary, there can be no assurances that such alternatives would be available or that we would be successful in their implementation

     The second quarter charge related to our crankcase rationalization initiative will be about $48 million. This cost will include indefinitely idling our plant in Natchez, Mississippi by the end of May 2001. The 40-person Natchez site has primarily manufactured sulfonates and sulfurized olefins, both components used in crankcase additive packages. The noncash charge for the writedown of these assets will be approximately $9 million in the second quarter. Charges for early retirement, severance, and other costs will be about $3 million for this plant site.

     The early retirement package offered during the first quarter 2001 was accepted by over 130 employees in mid April. A noncash charge of about $15 million, for this package, will be included in the second quarter of 2001. We also expect to recognize the additional cost for the Houston, Bracknell, and Brazil asset writedowns and other costs of about $21 million in the second quarter 2001.

ITEM 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Results of Operations and Financial Condition
         ---------------------------------------------

     The following is management's discussion and analysis of certain significant factors affecting our results of operations and changes in financial condition since December 31, 2000. Our reportable segments, petroleum additives and tetraethyl lead (TEL), are strategic business units that we manage separately.

     Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may focus on future objectives or expectations about future performance and may include statements about trends or anticipated events.

     We believe our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control. We identify certain, but not all, of these factors in the Review of Operations in our 2000 Annual Report and incorporate the same herein by reference.

     Results of Operations
     ---------------------

     Net Sales
     ---------

     Our consolidated net sales for the first quarter 2001 amounted to $211.3 million, representing an increase of 6% from the 2000 level of $198.5 million. The table below shows our consolidated net sales by segment.


                              Net Sales By Segment
                                 (in millions)

                                         First Quarter
                                       2001           2000
                                      ------         ------
     Petroleum additives              $200.5         $194.8
     Tetraethyl lead                    10.8            3.7
                                      ------         ------
     Consolidated net sales           $211.3         $198.5
                                      ======         ======

     Petroleum Additives Segment
     ---------------------------

     Petroleum additives net sales in the first quarter 2001 of $200.5 million were up $5.7 million (3%) from $194.8 million in 2000. Higher selling prices resulted in a benefit to net sales of $9.6 million. Slightly lower shipments partially offset this and resulted in lower sales of $3.9 million.

     TEL Segment
     -----------

     Most of the TEL marketing activity is through the marketing agreements with Octel and Alcor, under which we do not record the sales transactions. Therefore, the TEL net sales reflected in the table above were made in areas not covered by the agreements, as well as to Octel under the terms of the agreements.

     The increase in TEL sales in the first quarter 2001 over first quarter 2000 was the result of higher sales to Octel in 2001 of $7.9 million. During the first quarter 2001, Octel purchased substantially all of the remaining inventory that they are required to purchase under the agreements. Because of this, we expect TEL net sales for the rest of 2001 to be lower than 2000. Sales, other than to Octel, were $0.8 million lower for first quarter 2001 when compared to first quarter 2000.

     Segment Operating Profit
     ------------------------

     Ethyl evaluates the performance of petroleum additives and TEL based on segment operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment and amortization of segment intangible assets and the prepayment for services are included in the operating profit of each segment.

     First quarter 2001 segment operating loss was $4.4 million and included a nonrecurring expense of $23.2 million for costs related to rationalization of our crankcase business. Operating profit for the same 2000 period was $7.9 million and included a nonrecurring charge of $7.5 million for the write-off of a previously idled petroleum additives manufacturing facility. Excluding these nonrecurring items, combined segment operating profit increased 22% from 2000 levels.

     Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.

                            Segment Operating Profit
                                 (in millions)

                                                           First Quarter
                                                         2001          2000
                                                       ------         -----
     Petroleum additives before
        nonrecurring items                             $  8.2         $12.3
     Nonrecurring items                                 (23.2)         (7.5)
                                                       ------         -----
        Total petroleum additives                       (15.0)          4.8
     Tetraethyl lead                                     10.6           3.1
                                                       ------         -----
     Segment operating (loss) profit                     (4.4)          7.9
     Corporate unallocated expense                       (5.9)         (6.8)
     Interest expense                                    (8.2)         (8.4)
     Pension contract settlement                            -          49.9
     Other income, net                                    0.7           1.4
                                                       ------         -----
     (Loss) income before income taxes                 $(17.8)        $44.0
                                                       ======         =====

     Petroleum Additives Segment
     ---------------------------

     Petroleum additives first quarter 2001 operating loss was $15.0 million as compared to operating profit of $4.8 million for first quarter 2000. Excluding nonrecurring items, petroleum additives operating profit for the first quarter 2001 of $8.2 million decreased 33% from first quarter 2000 operating profit of $12.3 million on the same basis.

     The lower profits this year resulted from significantly higher raw material and energy costs, as well as slightly lower shipments. These were partially offset by the favorable impact of higher selling prices, as well as lower research, development, and testing expenses (R&D).

     The nonrecurring charges in the first quarter 2001 amounted to $23.2 million and related to charges for our crankcase product line. These costs included a noncash charge of $12.5 million for a portion of the accelerated depreciation of the crankcase facilities to be indefinitely idled in the second quarter 2001, as well as certain other related costs. Also included is $10.7 million for severance, early retirement, and other expenses. The nonrecurring charge in the first quarter 2000 of $7.5 million related to the writedown of an idled petroleum additives facility.

     R&D expenses in the petroleum additives segment for the first quarter 2001 decreased 10% compared to the 2000 period. The decrease primarily resulted from reduced R&D in our crankcase business, as well as the substantial completion in 2000 of the testing related to the next generation of additive product specifications.

     Selling, general, and administrative (SG&A) expenses combined with research, development, and testing expense, as a percentage of net sales, decreased from 16.2% for the first quarter 2000 to 14.8% in the same period this year. This decrease reflects the effect of lower R&D expenses, as well as higher sales revenue.

     TEL Segment
     -----------

     Our TEL operating profit for the first quarter 2001 amounted to $10.6 million and included $8.1 million from the TEL marketing agreements. Operating profit for the first quarter 2001 also included the sale of substantially all of the remaining inventory that Octel is required to
     purchase under the agreements.   In comparison, first quarter 2000
     operating profit was $3.1 million and included $5.1 million from the marketing agreements. First quarter 2001 included a benefit of $1.5 million resulting from the liquidation of LIFO inventory.

     As the TEL market continues to decline, the quarter to quarter results will fluctuate at a higher rate due to the timing of customer bulk orders.

     TEL results include the cost of certain facilities that are not allocable to the TEL marketing agreements.



     The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

     Special Items (Expense) Income, Net
     -----------------------------------

     The special items (expense) income, net for the first quarter 2001 was a charge of $10.7 million for severance, early retirement, and other expenses related to our crankcase business. Of the remaining $12.5 million crankcase-related costs, we reported $10.7 million in cost of goods sold and $1.8 million in research, development, and testing expenses.

     The special items (expense) income, net for first quarter 2000 totaled $42.4 million. Settlements of certain pension contracts resulted in the recognition of a noncash gain $49.9 million. This was partly offset by a $7.5 million charge for the write-off of the idled Orangeburg, South Carolina, petroleum additives manufacturing facility.

     Interest and Financing Expenses
     -------------------------------

     In the first quarter 2001, interest and financing expenses were $8.2 million as compared to $8.4 million in 2000. Lower average debt resulted in a decrease in interest and financing expenses of $0.5 million. Higher fees and amortization of financing costs of $0.2 million, as well as a higher effective interest rate causing a $0.1 million increase, partially offset the lower average debt.

     Interest costs will increase in the second quarter of 2001 due to higher interest rates relating to the amended credit facility entered into in April 2001. The impact of higher interest rates will be partially offset in the future by anticipated debt reductions from cash provided from operations, asset sales, and the pension plan termination.

     Other Expense, Net
     ------------------

     Other expense, net for the first quarter 2001 was $0.7 million and included $1.8 million for our percentage share of the losses of Envera LLC (Envera). Envera is a newly formed, global electronic-marketplace for business to business transactions and services. Ethyl has an equity investment in Envera. Other expense, net for first quarter 2000 was $0.6 million.

     Income Taxes
     ------------

     Income taxes were a $6.5 million benefit for the first quarter 2001 and a $16.1 million expense for the first quarter 2000. The change in our (loss) income before income taxes caused the entire difference in income taxes. The effective income tax rate was essentially unchanged at 36.7% in both 2001 and 2000.

     Net Income
     ----------

     Ethyl's net loss for first quarter 2001 was $11.3 million ($.14 per share) as compared to net income of $27.8 million ($.33 per share) for first quarter 2000. The first quarter 2001 net loss includes a decrease of $0.9 million in corporate selling, general, and administrative expenses from first quarter 2000. Also included in net income for first quarter 2001 is the nonrecurring item of $14.8 million after taxes ($.18 per share) for crankcase-related charges.

     Nonrecurring income of $26.8 million after taxes ($.32 per share) was included in 2000 and is discussed above in Special Items (Expense) Income, Net.

     Excluding the nonrecurring items, our 2001 earnings were $3.5 million ($.04 per share) compared to $1.0 million ($.01 per share) for the 2000 period.

     A summary of (loss) earnings and (loss) earnings per share, in millions except for per share amounts, is shown below:


                                                            First Quarter
                                                          ----------------
                                                                2000
                                                               ------
     Net (loss) income:
      Earnings excluding nonrecurring items              $  3.5         $ 1.0
      Nonrecurring items (a)                              (14.8)         26.8
                                                         ------         -----
       Net (loss) income                                 $(11.3)        $27.8
                                                         ======         =====

     Basic and diluted (loss) earnings per share:
      Earnings excluding nonrecurring items              $  .04         $ .01
      Nonrecurring items (a)                               (.18)          .32
                                                         ------         -----
       Net (loss) income                                 $ (.14)        $ .33
                                                         ======         =====

     (a)Nonrecurring items after income taxes:
      Crankcase rationalization costs:
        Write-off of assets                              $ (8.0)        $   -
        Severance, early retirement, and other costs       (6.8)            -
      Pension contract settlement                             -          31.6
      Manufacturing facility write-off                        -          (4.8)
                                                         ------         -----
                                                         $(14.8)        $26.8
                                                         ======         =====

     Cash Flows, Financial Condition, and Liquidity
     ----------------------------------------------

     Cash and cash equivalents at March 31, 2001 were $11.2 million, which was an increase of $6.8 million since December 31, 2000. Our cash flows were more than sufficient to cover operating activities during the 2001 period. Cash flows from operating activities for the first quarter of 2001 were $12.9 million. We used this to fund capital expenditures of $2.3 million, to invest $1.3 million in Envera, to pay $2.5 million in debt issuance costs, and to increase cash and cash equivalents on hand by $6.8 million. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

     Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows includes accelerated depreciation of $11.6 million due to the shortened lives of certain crankcase assets.

     At March 31, 2001, we had restricted cash of $1 million, which was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. Ethyl must use this cash to offset the employee portion of health benefit costs.

     In late 2000, we announced the termination at December 31, 2000, of an overfunded U.S. salaried employee pension plan. We will use the proceeds from the plan to establish a new, fully funded pension plan for U.S. salaried employees with comparable provisions and benefit formula. The surplus not used to fund the new plan is subject to the usual corporate income taxes, as well as a 20% excise tax. The cash proceeds remaining after taxes, currently estimated at $50 - $60 million depending upon the market value of pension assets, will be used for debt repayment. While the process remains subject to regulatory approval, we anticipate completion by the third quarter 2001. In 2001 and future years, Ethyl will report reduced noncash pension income, since the amount of surplus in the new pension plan will be less than that in the terminated plan.

     On April 10, 2001, we entered the First Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. This was a result of our anticipating not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001.

     The New Credit Facility includes a revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of $140 million of the original term loan, and a new term loan of $230 million. There will be an additional fee of $675 thousand if $115 million from a qualified asset-based secured financing is not raised to prepay a portion of the term loan and revolving debt by May 31, 2001. We are working with lenders in an effort to secure this financing.

     The key provisions of the New Credit Facility are detailed in Note 23 of our Form 10-K for the year ended December 31, 2000. These provisions include collateralizing substantially all of our assets in the United States and higher interest rates. Mandatory prepayments on debt are required from excess cash flow, asset dispositions, distributions from our pension plan, and certain other transactions. The payment of dividends is not permitted and investments, as well as capital expenditures are limited.

     Ethyl has combined current and noncurrent long-term debt of $443 million at March 31, 2001, as well as at December 31, 2000. We utilized additional borrowings on the revolving credit agreement to make $40 million of payments on the term loan.

     As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, increased from 57.9% at the end of 2000 to 59.0% at March 31, 2001.

     We expect our capital spending during 2001 will be about $11 million, somewhat lower than 2000. Ethyl will continue to finance capital spending through cash provided from operations.

     Our working capital at March 31, 2001 was $85.2 million resulting in a current ratio of 1.40 to 1. At December 31, 2000, the working capital was $93.9 million and the current ratio was 1.46 to 1. The reduction in working capital and the current ratio reflects a decrease in inventories, as well as an increase in the current portion of long-term debt. Partially offsetting these, was an increase in cash and cash equivalents and accounts receivable, as well as a decrease in taxes payable.

     New Business Model
     ------------------

     Our two business segments, TEL and petroleum additives, both reported declines in earnings in each of the last two full years. The rate of decline in TEL operating profit in 2000 was 19% compared to 1999 and 23% compared to 1998. While TEL earnings in the first quarter 2001 were higher than first quarter 2000, we expect continued average annual declines in the TEL market of approximately 15%.

     Operating profit of the petroleum additives business declined 71% in 2000 compared to 1999 and 74% compared to 1998. First quarter 2001 profits were also down from first quarter 2000. The petroleum additives market for some time has continued to reflect excess capacity, substantial raw material and energy cost increases, unfavorable currency conditions, and the pricing leverage of the consolidating oil industry. The market dynamics for one of our key product lines within the petroleum additives segment, crankcase products, deteriorated to such an extent we were not earning an adequate return. We attempted to recover some of the increased cost through price increases. However, these initiatives were not successful in keeping up with cost increases and were factors in the loss of business with three major customers that represented a significant portion of the crankcase business. A substantial portion of the crankcase business with these three former customers will have been completed by the end of the first quarter 2001.

     In an effort to improve profitability, we announced in February 2001 and are currently implementing a new business model for petroleum additives. We will continue offering chemical technology solutions and systems for fuels, refinery operations, driveline and industrial lubricants, engine oils and other formulations, applying our resources in a way that is consistent with our new strategy. The model also includes the idling of production and research facilities, as well as a workforce reduction. We expect that these actions will reduce operating expenses by approximately $60 million on an annualized basis.

     Certain crankcase production facilities will be indefinitely idled by mid-year 2001 and include a small plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We are consolidating production in plants that have spare capacity. These actions will reduce our total capacity for crankcase production by approximately
     50%.   We also intend to consolidate certain research and testing activities from our Bracknell, England facility to our modern facilities located in Richmond, Virginia, and to reduce research on products where the market does not provide an adequate return on investment.

     As part of the workforce reduction, we announced an involuntary severance program that we expect will result in a reduction of 330 positions by the end of the second quarter 2001. Included are staff at the crankcase plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program to most domestic salaried employees over age 52. The involuntary severance program includes about 100 employees who are eligible for early retirement. Thirty-one additional employees, whose positions were not eliminated, voluntarily retired. Of the 361 employees who were involuntarily severed or voluntarily retired, 142 positions were in manufacturing, 119 were in research and testing, and 100 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some will occur later in the second quarter 2001. During the first quarter 2001, we paid $1.1 million for cost related to 30 employees who were terminated by March 31, 2001.

     We charged $23.2 million for costs related to our crankcase rationalization program during the first quarter 2001. Of this, severance, early retirement, and other expenses amounted to $10.7 million. Noncash charges from the accelerated depreciation due to the shortened life of certain crankcase facilities to be indefinitely idled, as well as certain related costs, amounted to $12.5 million. We reported the severance, early retirement, and other expenses as a special item. Cost of goods sold included $10.7 million and research, development, and testing expenses included $1.8 million for accelerated depreciation as well as certain other related costs.

     We expect that the total costs for our new business model during 2001 will be approximately $71.2 million. Severance, early retirement, and other expenses represent $27.3 million. Noncash asset writeoffs amount to $42.5 million and shutdown costs will be about $1.4 million. The remaining $48 million will be recorded in the second quarter 2001, as the crankcase facilities are indefinitely idled and the severance and early retirements become effective. Except for the $1.1 million paid during the first quarter 2001 for severance, most of the remaining cash payments, estimated at $4.0 million, for these charges will be paid during the second quarter with cash from operations.

     We believe that we have the ability to successfully implement our new business model for petroleum additives which will enable us to comply with the terms of the New Credit Facility. While we believe our plan is sound and attainable, the possibility exists that unforeseen events or business conditions may adversely affect our ability to meet certain financial covenants of the New Credit Facility.

     If unforeseen events or conditions restrict us from meeting our targeted results, we have alternative plans that we believe would enable us to comply with the debt covenants. These plans include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, and reductions in working capital. In the event that we are not in compliance with the debt covenants at some future date, we would pursue various alternatives. These may include, among other things, refinancing of debt or obtaining covenant amendments or waivers. While we believe we could successfully complete alternative arrangements if necessary, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.


     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
              ----------------------------------------------------------

     Except for the interest rate risk and marketable security price risk, there have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2000.

     At March 31, 2001, there were no significant changes in our interest rate risk from December 31, 2000. However, on April 10, 2001 when we entered into the new credit facility, the interest rates under the new facility increased. As a result, beginning in the second quarter 2001, a hypothetical 10% increase in interest rates will result in a significant difference on our earnings and cash flows from the effect which was reported in our Form 10-K for the year-end December 31, 2000.

     At March 31, 2001, we recorded our marketable securities at a fair value of $18 million including net unrealized losses of $2 million. The estimated loss in the fair value of marketable securities resulting from a hypothetical 10% decrease in price is $2 million.

                          PART II - Other Information


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits - None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE
                                   ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ETHYL CORPORATION
                                          -----------------
                                           (Registrant)



Date: May 11, 2001                        By: /s/ David A. Fiorenza
                                          -----------------------------
                                          David A. Fiorenza
                                          Vice President and
                                          Treasurer
                                          (Principal Financial Officer)


Date: May 11, 2001                        By: /s/ Wayne C. Drinkwater
                                          ---------------------------
                                          Wayne C. Drinkwater
                                          Controller
                                          (Principal Accounting Officer)