Form 10-Q
period 2001-06-30
ETHYL CORP
filed 2001-08-10
CIK 33656

                                                              Page 1 of 26 pages

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For Transition Period from                          to
                           ------------------------    ------------------------

For Quarter Ended June 30, 2001                    Commission File Number 1-5112

                               ETHYL CORPORATION
                               -----------------
            (Exact name of registrant as specified in its charter)

             VIRGINIA                                             54-0118820
 -------------------------------                                  ----------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


330 SOUTH FOURTH STREET
P.O. BOX 2189
RICHMOND, VIRGINIA                                                   23218-2189
---------------------------------------                              ----------
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

               Yes   X                             No ___
                    ---


Number of shares of common stock, $1 par value, outstanding as of July 31, 2001:
83,454,650.

                               ETHYL CORPORATION




                                   I N D E X


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

       Consolidated Statements of Income - Three Months and Six Months
               Ended June 30, 2001 and 2000                                                                 3

       Consolidated Balance Sheets - June 30, 2001 and December 31, 2000                                    4

       Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000                                                      5

       Notes to Financial Statements                                                                       6-11

  ITEM 2.  Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                                                    12-23

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                      24


PART II.  OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote of Security Holders                                             25

  ITEM 6.  Exhibits and Reports on Form 8-K                                                                25

SIGNATURE                                                                                                  26

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                      ETHYL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                            Three Months Ended                 Six Months Ended
                                                                                 June 30                           June 30
                                                                        --------------------------        --------------------------
                                                                          2001              2000            2001              2000
                                                                        ---------         --------        ---------         --------
Net sales                                                               $ 171,849         $214,566        $ 383,129         $413,078
Cost of goods sold                                                        167,570          168,125          348,675          324,373
                                                                        ---------         --------        ---------         --------

   Gross profit                                                             4,279           46,441           34,454           88,705

TEL marketing agreements services                                          11,532            8,947           19,614           14,094

Selling, general, and administrative expenses                              16,717           19,020           35,187           38,000
Research, development, and testing expenses                                14,288           18,310           32,279           36,228
Special items (expense) income, net                                      (106,261)           4,050         (116,968)          46,419
                                                                        ---------         --------        ---------         --------

   Operating (loss) profit                                               (121,455)          22,108         (130,366)          74,990

Interest and financing expenses                                             9,783            9,196           17,977           17,564
Other income (expense),  net                                                  299            1,606             (395)           1,057
                                                                        ---------         --------        ---------         --------

(Loss) income before income taxes                                        (130,939)          14,518         (148,738)          58,483
Income tax (benefit) expense                                              (36,155)           5,249          (42,687)          21,390
                                                                        ---------         --------        ---------         --------

Net (loss) income                                                       ($ 94,784)        $  9,269        ($106,051)        $ 37,093
                                                                        =========         ========        =========         ========

Basic and diluted (loss) earnings per share                             ($   1.13)        $    .11        ($   1.27)        $    .44
                                                                        =========         ========        =========         ========

Shares used to compute basic and diluted
  earnings per share                                                       83,455           83,465           83,455           83,465
                                                                        =========         ========        =========         ========

Cash dividends per share of common stock                                $       -         $  .0625        $       -         $  .1250
                                                                        =========         ========        =========         ========


See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                   June 30
                                                                                     2001                 December 31
                                                                                 (unaudited)                  2000
                                                                             ---------------------      ---------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                    $      8,188            $        4,470
   Restricted cash                                                                     1,299                     1,262
   Accounts receivable, less allowance for doubtful
      accounts ($899 - 2001; $908 - 2000)                                            131,790                   137,501
   Receivable for pension fund reversion                                             130,770                         -
   Receivable - TEL marketing agreements services                                      6,497                    12,555
   Inventories:
      Finished goods and work-in-process                                              97,486                   104,584
      Raw materials                                                                   13,069                    15,562
      Stores, supplies and other                                                       8,365                     9,540
                                                                                ------------            --------------
                                                                                     118,920                   129,686

   Deferred income taxes and prepaid expenses                                         11,266                    12,767
                                                                                ------------            --------------
      Total current assets                                                           408,730                   298,241
                                                                                ------------            --------------

Property, plant and equipment, at cost                                               763,049                   767,675
    Less accumulated depreciation and amortization                                   531,357                   476,573
                                                                                ------------            --------------
      Net property, plant and equipment                                              231,692                   291,102
                                                                                ------------            --------------

Prepaid pension cost                                                                  19,603                   224,892
Deferred income taxes                                                                 16,169                         -
Other assets and deferred charges                                                     91,940                   100,166
Goodwill and other intangibles, net of amortization                                   81,298                    87,238
                                                                                ------------            --------------

Total assets                                                                    $    849,432            $    1,001,639
                                                                                ============            ==============



        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $     50,545            $       56,521
    Accrued expenses                                                                  41,417                    49,140
    Long-term debt, current portion                                                  102,232                    87,191
    Excise tax payable                                                                26,154                         -
    Income taxes payable on pension reversion                                         50,640                         -
    Income taxes payable                                                               9,712                    11,480
                                                                                ------------            --------------
        Total current liabilities                                                    280,700                   204,332
                                                                                ------------            --------------

Long-term debt                                                                       324,870                   356,053
Other noncurrent liabilities                                                          99,893                    99,297
Deferred income taxes                                                                      -                    82,544

Shareholders' equity
      Common stock ($1 par value)
              Issued - 83,454,650 in 2001 and 2000                                    83,455                    83,455
      Accumulated other comprehensive loss                                           (27,483)                  (18,090)
      Retained earnings                                                               87,997                   194,048
                                                                                ------------            --------------
                                                                                     143,969                   259,413
                                                                                ------------            --------------

Total liabilities and shareholders' equity                                      $    849,432            $    1,001,639
                                                                                ============            ==============

See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30
                                                                                             -----------------------------
                                                                                                 2001              2000
                                                                                             -----------       -----------
Cash and cash equivalents at beginning of year                                               $     4,470       $    15,846
                                                                                             -----------       -----------
Cash flows from operating activities:
      Net (loss) income                                                                         (106,051)           37,093
      Adjustments to reconcile net (loss) income to cash flows from operating activities:
           Depreciation and amortization                                                          71,750            34,347
           Accrued severance, early retirement, and other
               crankcase rationalization charges                                                  27,428                 -
           Deferred income taxes                                                                 (91,775)           12,450
           Prepaid pension cost                                                                   (5,628)           (7,427)
           Gain on sale of certain assets                                                           (956)           (2,290)
           Asset write-off                                                                             -             7,524
           Loss (gain) on pension contract settlements                                            62,000           (49,893)
           Excise tax on pension reversion                                                        26,154                 -
           Working capital decreases (increases)                                                  49,331            (1,240)
           Other, net                                                                               (619)              686
                                                                                             -----------       -----------
               Cash provided from operating activities                                            31,634            31,250
                                                                                             -----------       -----------

Cash flows from investing activities:
      Capital expenditures                                                                        (4,864)           (6,150)
      Proceeds from sale of certain assets                                                         2,873             2,635
      Investment in Envera LLC                                                                    (1,250)                -
      Prepayment for TEL marketing agreements services                                                 -           (39,448)
      Other, net                                                                                     (16)              157
                                                                                             -----------       -----------
               Cash used in investing activities                                                  (3,257)          (42,806)
                                                                                             -----------       -----------

Cash flows from financing activities:
      Repayment of long-term debt-term loan agreement                                            (60,000)          (45,000)
      Net borrowings on revolving credit agreement                                                44,059            65,000
      Debt issuance costs                                                                         (9,792)                -
      Cash dividends paid                                                                              -           (10,433)
      Other, net                                                                                   1,074              (184)
                                                                                             -----------       -----------
               Cash (used in) provided from financing activities                                 (24,659)            9,383
                                                                                             -----------       -----------

Increase (decrease) in cash and cash equivalents                                                   3,718            (2,173)
                                                                                             -----------       -----------


Cash and cash equivalents at end of period                                                   $     8,188       $    13,673
                                                                                             ===========       ===========


See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments to present fairly, in all material respects, our consolidated financial position as of June 30, 2001, as well as the consolidated results of operations and the consolidated cash flows for the six-months ended June 30, 2001 and 2000. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 2000 Annual Report and Form 10-K. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         Ethyl adopted Statement of Financial Accounting Standards No. 133 (FAS
         133), "Accounting for Derivatives and Hedging Activities", on January 1, 1999. FAS 133 has been consistently applied for all periods presented.


2. Asset writedowns (through accelerated depreciation), severance, early retirement, and other costs related to the rationalization of our crankcase product lines were $50.3 million ($31.6 million after tax or $.38 per share) for second quarter 2001 and $73.6 million ($46.4 million after tax or $.56 per share) for six months 2001. These costs are included in the Consolidated Statements of Income as follows:

                                                                     (in millions)
                                                              Three Months    Six Months
                                                                 Ended          Ended
                                                             June 30, 2001   June 30, 2001
                                                             -------------   -------------
           Cost of goods sold                                   $ 31.0         $ 41.8
           Research, development, and testing expenses             1.2            3.0
           Special items expense, net                             18.1           28.8
                                                                ------         ------
                                                                $ 50.3         $ 73.6
                                                                ======         ======

         Cost of goods sold includes a $31.0 million charge ($19.3 million after tax or $.23 per share) for second quarter 2001 and a $41.8 million charge ($26.1 million after tax or $.32 per share) for the year 2001 for a portion of the accelerated depreciation of the crankcase facilities that were indefinitely idled this year, as well as the writedown of certain inventories and shutdown costs.

         Research, development, and testing expenses include a $1.2 million charge ($800 thousand after tax or $.01 per share) for second quarter 2001 and a charge of $3.0 million ($1.9 million after tax or $.02 per share) for the year 2001 for a portion of the accelerated depreciation of the research and development facilities that were shutdown in the second quarter 2001, as well as the writedown of certain inventories.

         We included severance, early retirement, and other expenses in special items (expense) income, net. See Note 5.

         Depreciation and amortization in the Condensed Consolidated Statement of Cash Flows includes accelerated depreciation of $41.2 million due to the shortened lives of certain crankcase assets. Management has considered if the indefinitely idled assets were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in the second quarter of 2001.


3. During 2001, TEL inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers. The effect of the liquidation was to decrease cost of goods sold by $1.5 million and increase net income by $900 thousand or $.01 per share. During second quarter 2000, TEL inventories were also reduced. The effect of the liquidation was to decrease cost of goods sold by $1.1 million and increase net income by $700 thousand or $.01 per share.


4. The tables below show our consolidated net sales by segment, operating profit by segment, and reconciliation to (loss) income before income taxes.

                             Net Sales By Segment
                                 (in millions)

                                                   Second Quarter                        Six Months
                                              2001               2000               2001            2000
                                              ----               ----               ----            ----
         Petroleum additives                 $169.9             $204.9             $370.4          $399.6
         Tetraethyl lead                        1.9                9.7               12.7            13.5
                                             ------             ------             ------          ------
         Consolidated net sales              $171.8             $214.6             $383.1          $413.1
                                             ======             ======             ======          ======



                           Segment Operating Profit
                                 (in millions)

                                                   Second Quarter           Six Months
                                                 2001        2000        2001        2000
                                                -----      -------     -------     -------
         Petroleum additives before
          nonrecurring items                   $  10.6     $  11.5     $  18.9     $  23.8
         Nonrecurring items                      (50.3)          -       (73.6)       (7.5)
                                               -------     -------     -------     -------
          Total petroleum additives              (39.7)       11.5       (54.7)       16.3
         Tetraethyl lead                          10.0        11.4        20.6        14.5
                                               -------     -------     -------     -------
         Segment operating (loss) profit         (29.7)       22.9       (34.1)       30.8
         Corporate unallocated expense            (5.1)       (5.9)      (11.0)      (12.7)
         Interest expense                         (9.8)       (9.2)      (18.0)      (17.6)
         Pension settlement (expense)
          income including 2001
          excise tax provision                   (88.2)          -       (88.2)       49.9
         Demutualization income                      -         4.0           -         4.0
         Other income, net                         1.8         2.7         2.5         4.1
                                               -------     -------     -------     -------
         (Loss) income before income taxes     $(131.0)    $  14.5     $(148.8)    $  58.5
                                               =======     =======     =======     =======

5. Special items (expense) income, net for the second quarter of 2001 includes a charge of $18.1 million ($11.5 million after tax or $.14 per share) for severance, early retirement, and other expenses related to our crankcase rationalization; the recognition of a noncash charge of $62.0 million ($42.7 million after tax or $.51 per share) related to the settlement of certain liabilities as part of the termination of our U.S. salaried pension plan and a $26.2 million charge ($26.2 million after tax or $.31 per share) for excise tax on the pension reversion.

     The special items (expense) income, net for the second quarter of 2000 included an insurance demutualization distribution of $4 million ($2.6 million after tax or $.03 per share) from MetLife, Inc.

     The six months 2001 amounts include a charge of $28.8 million ($18.4 million after tax or $.22 per share) for severance, early retirement, and other expenses related to our crankcase rationalization; the noncash charge of $62.0 million ($42.7 million after tax or $.51 per share) for the pension plan transaction and a $26.2 million charge ($26.2 million after tax or $.31 per share) for excise tax on the pension reversion.

     The six months 2000 special items (expense) income, net include the recognition of $49.9 million income ($31.6 million after tax or $.38 per share) due to a pension plan election and $4.0 million income ($2.6 million after tax or $.03 per share) for the demutualization of MetLife, Inc. offset by a $7.5 million charge ($4.8 million after tax or $.06 per share) related to the write-off of plant assets.

     As part of the crankcase rationalization, we announced an involuntary severance program that resulted in a reduction of 319 positions. Included were staff at the crankcase plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program for most domestic salaried employees over age 52. The involuntary severance program included 98 employees who were eligible for early retirement. Thirty-two additional employees, whose positions were not eliminated, voluntarily retired. Of the 351 employees who were involuntarily severed or voluntarily retired, 138 positions were in manufacturing, 115 were in research and testing, and 98 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some occurred later in the second quarter 2001. For the six months 2001, we paid $5.8 million for costs related to the 200 employees who were terminated by June 30, 2001. We paid $4.7 million during the second quarter 2001.

     The recognition of the $49.9 million pension-related gain in February 2000 was due to an election made regarding certain contracts in our pension plan. This election resulted in the settlement of liabilities for certain pension contracts and the recognition of a significant gain on our pension assets. The settlement gain had no cash effect nor did any retiree benefits change.

     The charge of $7.5 million included in six months 2000 special items was for the write-off of the production assets of a previously idled petroleum additives facility in Orangeburg, South Carolina. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, during first quarter 2000 we reviewed a third party supply contract for product as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated and excess supply and production facilities were in place. Further, there were no specific market changes expected to impact these conditions. As a result of this review, we cancelled our original supply contract in first quarter 2000, restructured, and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and wrote off the book value of these assets in the first quarter 2000.


6. Other income (expense), net for the second quarter 2001 was $300 thousand income and included a gain of $1.0 million on the sale of a nonoperating asset partially offset by $1.3 million of expenses related to the refinancing of our debt.

         The $1.0 million gain ($600 thousand after tax or $.01 per share) on the sale of the nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old
         Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for $2.9 million. We will continue to manage the property for Old Town. Management expenses incurred will be partially offset by any income generated by use of the property.

         Other income (expense), net totaled $1.6 million income for the second quarter 2000 and consisted primarily of a gain of about $2.3 million on the sale of a nonoperating asset.

         Other income (expense), net for six months 2001 was $400 thousand expense and included $1.8 million for our percentage share of the losses of Envera LLC (Envera). Envera, which recently merged with ChemConnect, Inc., is a global electronic-marketplace for business to business transactions and services. Also included in six months 2001 is the $1.3 million of expenses related to the refinancing of our debt, as well as the $1.0 million gain on the sale of a nonoperating asset.

         Other income (expense), net for six months 2000 was $1.1 million.


7.       Long-term debt consisted of the following:

                                                    (in thousands)
                                                 June 30         December 31
                                                   2001             2000
                                                   ----             ----

          New term loan                         $ 229,059         $       -
          Revolving credit agreement               65,000           250,000
          Term loan agreement                     120,000           180,000
          Medium-term notes due through 2001        6,750             6,750
                                                ---------         ---------
            Total long-term debt                  420,809           436,750
            Obligations under capital lease         6,293             6,526
              Less unamortized discount                 -               (32)
                                                ---------         ---------
            Net long-term debt                    427,102           443,244
              Less current portion               (102,232)          (87,191)
                                                ---------         ---------
            Long-term debt                      $ 324,870         $ 356,053
                                                =========         =========

         On April 10, 2001, we entered into the First Amended and Restated Credit Agreement (the New Credit Facility) with our lenders as a result of our anticipating and not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001.

         The New Credit Facility includes a revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of the original term loan, and a new term loan of $230 million. Instead of entering into a qualified asset-based secured financing facility to be utilized to reduce the term loan and revolving debt by $115 million before May 31, 2001, we paid an additional fee of $675 thousand. The New Credit Facility will mature on August 28, 2002.

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

         Unforeseen events or business conditions could restrict us from meeting our targeted financial results. Should this occur, we have alternative plans, including additional asset sales and reductions in working capital that we believe could enable us to comply with the debt covenants. However, in the event that we are not in compliance with debt covenants at some future date, we would pursue various alternatives. These alternatives may include, among other things, refinancing of debt or obtaining covenant amendments or waivers. While we believe we could successfully complete alternative arrangements if necessary, there can be no assurances that such alternatives would be available or that we would be successful in their implementation.


8.       The components of comprehensive income consist of the following:

                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30                         June 30
                                                                           2001            2000            2001           2000
                                                                           ----            ----            ----           ----
         Net (loss) income                                               $(94,784)       $  9,269        $(106,051)     $ 37,093
         Other comprehensive (loss) income, net of tax
            Unrealized (loss) gain on marketable
              equity securities                                              (547)         (3,090)          (4,769)         (562)
            Foreign currency translation adjustments                         (919)         (2,086)          (4,624)       (4,248)
            Minimum pension liability adjustment                                -               -                -        (1,811)
            Unrealized gain on derivative instruments                           -             809                -         1,347
                                                                         --------        --------        ---------      --------
         Other comprehensive (loss)                                        (1,466)         (4,367)          (9,393)       (5,274)
                                                                         --------        --------        ---------      --------
         Comprehensive (loss) income                                     $(96,250)       $  4,902        $(115,444)     $ 31,819
                                                                         ========        ========        =========      ========

         The components of accumulated other comprehensive (loss) income consist of the following:

                                                                       June 30          December 31
                                                                         2001              2000
                                                                         ----              ----
         Unrealized (loss) gain on marketable equity securities       $ (1,966)          $  2,803
         Minimum pension liability adjustment                             (907)              (907)
         Foreign currency translation adjustments                      (24,610)           (19,986)
                                                                      --------           --------
           Accumulated other comprehensive (loss)                     $(27,483)          $(18,090)
                                                                      ========           ========


9. On May 30, 2001, Bruce C. Gottwald announced his retirement as Chief Executive Officer, effective June 1, 2001. He will continue as a director and Chairman of the Board of Directors.

         The Board of Directors elected Thomas E. (Teddy) Gottwald to the role of Chief Executive Officer, effective June 1, 2001. Teddy Gottwald joined Ethyl Corporation in 1984 in the Plastics Division. He was elected a Vice President of Ethyl and named divisional president of our Petroleum Additives Division in 1991. Mr. Gottwald was elected President and Chief Operating Officer of Ethyl Corporation in 1994. He also serves as a director and member of the Executive Committee.


10. At December 31, 2000, we terminated an overfunded U.S. salaried employee pension plan. Ethyl received regulatory approval for the plan termination in second quarter 2001. The proceeds from the terminated plan amount to $178.9 million. After fully funding a new pension plan for U.S. salaried employees which has comparable provisions and benefit formula, we received $130.8 million in third quarter 2001 which represent the reversion of pension assets. The reversion amount is subject to the usual corporate income taxes, as well as a 20% Federal excise tax. Total federal income, state income, and excise taxes amounted to $76.8 million. The excise tax is payable in the third quarter 2001 and the federal tax is payable in December of this year. The net cash received, after taxes, was $54.0 million and was used to pay down our debt in the third quarter of 2001.


11. The Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards (SFAS.) The standards are SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." We are currently evaluating the impact that these statements will have.

ITEM 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

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

         The financial statements in this Form 10-Q have been updated from the preliminary financial statements included with our earnings release on Thursday, July 26, 2001. The adjustment is due to our receiving a $2.6 million higher pension reversion from the termination of an overfunded U.S pension plan than had been anticipated and reflected in the preliminary financial statements included with our earnings release. This resulted in a reduction of $1.3 million after tax, or 2 cents per share, in the pension-related charges reported as nonrecurring items. Earnings excluding nonrecurring items are unchanged from the amount reported in the earnings release.

         Results of Operations
         ---------------------
         Net Sales
         ---------
         Our consolidated net sales for the second quarter 2001 amounted to $171.8 million, representing a decrease of 20% from the 2000 level of $214.6 million. Consolidated net sales for six months 2001 were $383.1 million, or a 7% decrease from the six months 2000 amount of $413.1 million. The table below shows our consolidated net sales by segment.

                             Net Sales By Segment
                                 (in millions)

                                         Second Quarter          Six Months
                                       2001         2000      2001       2000
                                       ----         ----      ----       ----
         Petroleum additives          $169.9       $204.9    $370.4     $399.6
         Tetraethyl lead                 1.9          9.7      12.7       13.5
                                      ------       ------   -------     ------
         Consolidated net sales       $171.8       $214.6    $383.1     $413.1
                                      ======       ======    ======     ======

         Petroleum Additives Segment
         ---------------------------
         Petroleum additives net sales in the second quarter 2001 of $169.9 million were down $35.0 million (17%) from 2000. Lower shipments resulted in lower sales of $37.2 million. This was partially offset by higher selling prices, which had a benefit to net sales of $2.2 million.

         The six months 2001 net sales were $29.2 million (7%) lower than 2000. Lower shipments resulted in lower sales of $40.7 million partially offset by an $11.5 million benefit from higher selling prices.

         The lower volumes shipped in both the second quarter and six months periods reflect the impact of the previously announced loss of three major crankcase customers. Shipments of crankcase products to these customers substantially ceased by the end of the first quarter.

         TEL Segment
         -----------
         Most of the TEL marketing activity is through the marketing agreements with Octel and Alcor, under which we do not record the sales transactions. Therefore, the TEL net sales reflected in the table above were made in areas not covered by the agreements, as well as to Octel under the terms of the agreements.

         The decrease in TEL sales in the second quarter 2001 compared to second quarter 2000 was the result of $6.9 million lower sales to Octel in 2001. During the first quarter 2001, Octel purchased substantially all of the remaining inventory they are required to purchase under the agreements. Sales, other than to Octel, were $900 thousand lower for second quarter 2001 than second quarter 2000.

         TEL net sales decreased $800 thousand (6%) from six months 2000 to six months 2001. However, sales to Octel increased $1.0 million during this period due to Octel's first quarter 2001 purchase of substantially the entire remaining inventory requirement under the agreements. The decrease in TEL sales, excluding Octel, reflects the expected and continuing market decline and shipment patterns.

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

         Second quarter 2001 segment operating loss was $29.7 million and included a nonrecurring expense of $50.3 million for costs related to rationalization of our crankcase business. Operating profit for the same 2000 period was $22.9 million. Excluding the nonrecurring charge in 2001, combined segment operating profit of $20.6 million decreased 10% from the same period last year.

         Six months 2001 segment operating loss was $34.1 million. This included a nonrecurring expense for costs related to rationalization of our crankcase business of $73.6 million. Operating profit six months 2000 was $30.8 million and included a nonrecurring charge of $7.5 million for the write-off of a previously idled petroleum additives manufacturing facility. Excluding these nonrecurring items, combined segment operating profit of $39.5 million increased 3% from 2000 levels for the same period.

Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.

                           Segment Operating Profit
                                 (in millions)

                                                  Second Quarter              Six Months
                                                2001         2000         2001          2000
                                                ----         ----         ----          ----
Petroleum additives before
  nonrecurring items                          $  10.6       $11.5       $  18.9       $ 23.8
Nonrecurring items                              (50.3)          -         (73.6)        (7.5)
                                              -------       -----       -------       ------
   Total petroleum additives                    (39.7)       11.5         (54.7)        16.3
Tetraethyl lead                                  10.0        11.4          20.6         14.5
                                              -------       -----       -------       ------
Segment operating (loss) profit                 (29.7)       22.9         (34.1)        30.8
Corporate unallocated expense                    (5.1)       (5.9)        (11.0)       (12.7)
Interest expense                                 (9.8)       (9.2)        (18.0)       (17.6)
Pension settlement (expense)
   income including 2001
   excise tax provision                         (88.2)          -         (88.2)        49.9
Demutualization income                              -         4.0             -          4.0
Other income, net                                 1.8         2.7           2.5          4.1
                                              -------       -----       -------       ------
(Loss) income before income taxes             $(131.0)      $14.5       $(148.8)      $ 58.5
                                              =======       =====       =======       ======

Petroleum Additives Segment
---------------------------
Second Quarter 2001 vs. Second Quarter 2000 - Excluding nonrecurring items,
-------------------------------------------
petroleum additives operating profit for the second quarter 2001 of $10.6 million decreased 8% from second quarter 2000 operating profit of $11.5 million on the same basis. Including nonrecurring charges, petroleum additives second quarter 2001 operating loss was $39.7 million.

The decrease in operating profit in the second quarter included larger losses in our crankcase business as the impact of previously announced business losses in the product line for the period more than offset the benefit of our cost reduction program which is now in place. Excluding the crankcase business, petroleum additives operating profit showed modest increases when comparing second quarter 2001 with the same period in 2000.

In addition to lost crankcase business and therefore, significantly lower crankcase shipments, the lower profits for the second quarter 2001, excluding the nonrecurring charge, resulted from higher raw material and energy costs, as well as unfavorable foreign currency effects. These were partially offset by the favorable impact of higher selling prices, as well as lower selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D).

The nonrecurring charges in the second quarter 2001 amounted to $50.3 million and related to charges for our crankcase product line. These costs included a noncash charge of $29.8 million for a portion of the accelerated depreciation of the crankcase facilities, which were indefinitely idled in the second quarter 2001, as well as certain other related costs. Also included is $18.1 million for severance, early retirement, and other expenses, as well as $2.4 million for shutdown costs.

R&D expenses in the petroleum additives segment for the second quarter 2001 decreased 29% compared to the 2000 period. The decrease primarily resulted from reduced R&D in our crankcase business, as well as the related downsizing of our R&D facilities. Substantially all of the R&D performed at the Bracknell, England facility is being consolidated into our modern facilities in Richmond, Virginia which improves efficiencies of operation and reduces costs. In addition, staff reductions, as well as being able to internally perform more testing which previously had been done by external labs, has contributed to the significantly lower R&D expenses. Finally, we completed in 2000 most of the testing related to the next generation of additive product specifications.

Selling, general, and administrative expenses combined with research, development, and testing expense, as a percentage of net sales, decreased from 15.9% for the second quarter 2000 to 15.0% in the same period this year. This decrease reflects the effect of lower SG&A and R&D expenses due to the impact of the cost reduction program in the second quarter 2001.

Six Months 2001 vs. Six Months 2000 - Excluding nonrecurring items, petroleum
-----------------------------------
additives operating profit for the six months 2001 of $18.9 million decreased 21% from six months 2000 operating profit of $23.8 million on the same basis. Including nonrecurring charges, the petroleum additives operating loss for six months 2001 was $54.7 million as compared to operating profit of $16.3 million for six months 2000.

Similarly to the second quarter, the overall decrease in operating profit for the six months reflects the impact of our previously announced reductions in the scope of our crankcase business. Our cost reduction efforts have been essentially completed at the end of the second quarter 2001, and we are beginning to realize the full benefit of these efforts.

The lower profits, excluding nonrecurring charges, for six months 2001 resulted primarily from higher raw material and energy costs, as well as significantly lower crankcase shipments. Unfavorable foreign currency effects also contributed to the lower profits. These were partially offset by higher selling prices and the benefit of our cost reduction initiatives resulting in lower selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D).

The nonrecurring charges for our crankcase product line for the six months 2001 were $73.6 million. These costs included a noncash charge of $42.4 million for a portion of the accelerated depreciation of the crankcase facilities, which were indefinitely idled in the second quarter 2001, as well as certain other related costs. Also included is $28.8 million for severance, early retirement, and other expenses, as well as $2.4 million for shutdown costs. The nonrecurring charge in the first quarter 2000 of $7.5 million related to the writedown of an idled petroleum additives facility.

R&D expenses in the petroleum additives segment for six months 2001 decreased 19% compared to six months 2000. The decrease is the result of restructuring our R&D operations. We have significantly reduced R&D in our crankcase business, as well as downsized our related R&D facilities as discussed in the second quarter review above. Contributing to further cost reductions, we have reduced staff and are now performing internally more testing which had been done by external testing facilities. We also completed most of the testing related to the next generation of additive product specifications last year.

Selling, general, and administrative expenses combined with research, development, and testing expense, as a percentage of net sales, decreased from 17.6% for the six months 2000 to 16.7% for six months 2001. This decrease reflects the effect of lower SG&A and R&D due to the impact of the cost reduction program.

TEL Segment
-----------
Our TEL operating profit for the second quarter 2001 amounted to $10.0 million and included $11.5 million from the TEL marketing agreements. In comparison, second quarter 2000 operating profit was $11.4 million including $9.0 million from the marketing agreements and a $1.1 million benefit from the liquidation of LIFO inventory.

Six months 2001 operating profit was $20.6 million and included $19.6 million from the marketing agreements, as well as a benefit of $1.5 million from the liquidation of LIFO inventory. Operating profit for the six months 2001 reflects the sale of substantially the entire remaining inventory that Octel is required to purchase under the agreements. Six months 2000 operating profit was $14.5 million and included $14.1 million from the marketing agreements, as well as $1.1 million benefit from the liquidation of LIFO inventory.

The improvement in the 2001 operating profit for the marketing agreements over the second quarter and first half of last year primarily reflects improved product pricing. This was favorably influenced by the customer mix in the current year periods, as well as achieving certain price increase successes.

As the TEL market continues to decline, the quarter to quarter results could fluctuate at a higher rate due to the timing of customer bulk orders.

TEL results include the cost of certain facilities that are not allocable to the TEL marketing agreements.


The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Special Items (Expense) Income, Net
-----------------------------------
Second Quarter 2001 vs. Second Quarter 2000 - The special items (expense)
-------------------------------------------
income, net for the second quarter 2001 was a charge of $106.3 million and included pension-related charges, as well as crankcase rationalization charges. The termination of our U.S. salaried pension plan and the subsequent settlement of the pension contracts resulted in a noncash charge of $62.0 million. The excise tax on the reversion of the pension assets was $26.2 million. The charge for severance, early retirement, and other expenses related to our crankcase business amounted to $18.1 million.

There were $32.2 million crankcase-related costs not included in special items of which we reported $31.0 million in cost of goods sold and $1.2 million in research, development, and testing expenses.

The special items (expense) income, net for second quarter 2000 was a benefit of $4.0 million related to the demutualization of MetLife, Inc.

Six Months 2001 vs. Six Months 2000 - The special items (expense) income, net
-----------------------------------
for six months 2001 was a charge of $117.0 million. As discussed in the Second Quarter section, the termination of the pension plan resulted in a noncash charge of $62.0 million, as well as excise taxes of $26.2 million. The crankcase rationalization charge of $28.8 million was for severance, early retirement, and other expenses.

There were $44.8 million crankcase-related costs not included in special items of which we reported $41.8 million in cost of goods sold and $3.0 million in research, development, and testing expenses.

The special items (expense) income, net for six months 2000 totaled $46.4 million income. Settlements of certain pension contracts resulted in the recognition of a noncash gain of $49.9 million. In addition, the demutualization of MetLife, Inc. resulted in $4.0 million income. These were partly offset by a $7.5 million charge for the write-off of the idled Orangeburg, South Carolina, petroleum additives manufacturing facility.

Interest and Financing Expenses
-------------------------------
Second quarter 2001, interest and financing expenses were $9.8 million as compared to $9.2 million in 2000. Lower average debt resulted in a decrease in interest and financing expenses of $1.1 million. Higher fees and amortization of financing costs of $1.5 million, as well as a higher effective interest rate causing a $200 thousand increase more than offset the lower average debt.

Interest and financing costs for six months 2001 were $18.0 million as compared to $17.6 million for the same period last year. Again, lower average debt caused a decrease of $1.6 million. This was more than offset by higher fees and amortization resulting in an increase of $1.7 million and a higher effective interest rate causing an increase of $300 thousand.

Interest costs under the credit facility are based on market rates plus a premium. While the premium charged under our current credit facility entered into in April 2001 is higher than was charged under our previous facility, the recent reductions in the market rates have resulted in our interest and financing costs being lower than if market rates had remained unchanged. In addition, we expect to reduce debt, and therefore interest and financing costs, with cash from operations, asset sales, and the reversion of assets from the pension termination. If market rates begin to increase, our interest and financing costs will also rise on the remaining debt.

Other Income (Expense), Net
---------------------------
Other income (expense), net for the second quarter 2001 was $300 thousand income and included a gain of $1.0 million on the sale of a nonoperating asset, as well as a number of small income items. These were partially offset by $1.3 million of expenses related to the refinancing of our debt. Other income (expense), net totaled $1.6 million income for the second quarter 2000 and consisted primarily of a gain of about $2.3 million on the sale of a nonoperating asset.

The $1.0 million gain ($600 thousand after tax or $.01 per share) on the sale of a nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for $2.9 million. We will continue to manage the property for Old Town. Management expenses incurred will be partially offset by any income generated by use of the property.

Six months 2001 amounted to $400 thousand expense and included $1.8 million for our percentage share of the losses of Envera LLC (Envera). Envera, which recently merged with ChemConnect, Inc., is a global electronic-marketplace for business to business transactions and services. Also included in six months 2001 is the $1.3 million of expenses related to the refinancing of our debt, as well as the $1.0 million gain on the sale of a nonoperating asset. Other income (expense), net for six months 2000 was $1.1 million.

Income Taxes
------------
Income taxes were a $36.2 million benefit for the second quarter 2001 and a $5.2 million expense for the second quarter 2000. The change in our (loss) income before income taxes resulted in $52.6 million of the decrease in income taxes. Offsetting this was the impact of $11.2 million from a lower effective income tax rate on the loss. The effective income tax rate was 27.6% for the second quarter 2001 and 36.2% for the second quarter 2000. The lower effective rate on the loss in 2001 primarily reflects the impact of the nondeductible excise tax expense on the reversion of pension assets.

Income taxes were a benefit of $42.7 million for the six months 2001 as compared to expense of $21.4 million for six months 2000. The change in our (loss) income before income taxes resulted in $75.8 million of the decrease in income taxes. This was offset by the effect of a lower effective income tax rate in 2001 of $11.7 million. The effective income tax rate was 28.7% for six months 2001 and 36.6% for six months 2000. As in the second quarter, the lower effective income tax rate on this year's loss primarily reflects the nondeductible excise tax on the reversion of pension assets.

Net (Loss) Income
-----------------
Excluding the nonrecurring items, our second quarter 2001 earnings were $5.1 million ($.06 per share) compared to $5.3 million ($.06 per share) for the 2000 period. Six months 2001 earnings, excluding nonrecurring items, was $8.6 million ($.10 per share), while six months 2000 earnings, on the same basis, were $6.3 million ($.07 per share).

Ethyl's net loss for second quarter 2001, including nonrecurring charges, was $94.8 million ($1.13 per share) as compared to net income of $9.3 million ($.11 per share) for second quarter 2000. Our net loss for six months 2001, including nonrecurring charges, was $106.1 million ($1.27 per share). The six months 2000 net income was $37.1 million ($.44 per share). The second quarter 2001 net loss includes a decrease of $800 thousand in corporate general and administrative expenses from second quarter 2000, while six months 2001 includes a decrease of $1.7 million. The nonrecurring items for the second quarter and six months periods, which have been discussed above, are summarized in the following table.

A summary of (loss) income and related per share information, follows:

                                                                  (in millions except for per share amounts)
                                                                   Second Quarter            Six Months
                                                                   --------------            ----------
                                                                 2001         2000        2001        2000
                                                                 ----         ----        ----        ----
Net (loss) income:
   Earnings excluding nonrecurring items                        $  5.1       $ 5.3      $   8.6      $  6.3
   Nonrecurring items (a)                                        (99.9)        4.0       (114.7)       30.8
                                                                ------       -----      -------      ------
       Net (loss) income                                        $(94.8)      $ 9.3      $(106.1)     $ 37.1
                                                                ======       =====      =======      ======
Basic and diluted (loss) earnings per share:
   Earnings excluding nonrecurring items                        $  .06       $ .06      $   .10      $  .07
   Nonrecurring items (a)                                        (1.19)        .05        (1.37)        .37
                                                                ------       -----      -------      ------
       Net (loss) income                                        $(1.13)      $ .11      $ (1.27)     $  .44
                                                                ======       =====      =======      ======

(a) Nonrecurring items after income taxes:
    Crankcase rationalization costs:
        Write-off of assets                                     $(18.4)      $   -      $ (25.8)     $    -
         Severance, early retirement, and other costs            (13.2)          -        (20.6)          -
     Pension settlement (expense) income
         including 2001 excise tax provision                     (68.9)          -        (68.9)       31.6
     Gain on sale of nonoperating asset                            0.6         1.4          0.6         1.4
     Income from demutualization of MetLife, Inc.                    -         2.6            -         2.6
     Manufacturing facility write-off                                -                        -        (4.8)
                                                                ------       -----      -------      ------
                                                                $(99.9)      $ 4.0      $(114.7)     $ 30.8
                                                                ======       =====      ========     ======

Cash Flows, Financial Condition, and Liquidity
----------------------------------------------
Cash and cash equivalents at June 30, 2001 were $8.2 million, which was an increase of $3.7 million since December 31, 2000. Our cash flows were more than sufficient to cover operating activities during the 2001 period. Cash flows from operating activities for six months 2001 were $31.6 million. We used this, as well as $2.9 million from the sale of certain assets, to make a net repayment on debt of $16.1 million, to fund capital expenditures of $4.9 million, to invest $1.3 million in Envera, to pay $9.8 million in debt issuance costs, and to increase cash and cash equivalents on hand by $3.7 million. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows includes accelerated depreciation of $41.2 million due to the shortened lives of certain crankcase assets.

         At June 30, 2001, we had restricted cash of $1.3 million, which was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. Ethyl must use this cash to offset the employee portion of health benefit costs.

         Ethyl has combined current and noncurrent long-term debt of $427.1 million at June 30, 2001, as compared to $443.2 million at December 31, 2000. We paid down $60 million on the term loan, partially by utilizing additional borrowings on the revolving credit agreement of $44.1 million. Our capital leases also decreased $200 thousand.

         As a percentage of total capitalization, Ethyl's long-term debt, excluding the current portion, increased from 57.9% at the end of 2000 to 69.3% at June 30, 2001. This increase was primarily the result of the special charges associated with the crankcase rationalization, as well as the one-time charges related to the pension termination, which reduced equity more than our reduction in debt for the period.

         We expect our capital spending during 2001 will be about $11 million, somewhat lower than 2000. Ethyl will continue to finance capital spending through cash provided from operations.

         Our working capital at June 30, 2001 was $128.0 million, resulting in a current ratio of 1.46 to 1. At December 31, 2000, the working capital was $93.9 million and the current ratio was 1.46 to 1. The increase in working capital reflects an increase in the pension reversion receivable, as well as decreases in accrued expenses and accounts payable. Partially offsetting these, were decreases in inventories and accounts receivable, as well as an increase in taxes payable and the current portion of long-term debt.

         Pension Plan
         ------------
         At December 31, 2000, we terminated an overfunded U.S. salaried employee pension plan. Ethyl received regulatory approval for the plan termination in second quarter 2001. The proceeds from the terminated plan amount to $178.9 million. After fully funding a new pension plan for U.S. salaried employees which has comparable provisions and benefit formula, we received $130.8 million in third quarter 2001 which represent the reversion of pension assets. The reversion amount is subject to the usual corporate income taxes, as well as a 20% Federal excise tax. Total federal income, state income, and excise taxes amounted to $76.8 million. The excise tax is payable in the third quarter 2001 and the federal tax is payable in December of this year. The net cash received, after taxes, was $54.0 million and is being used to pay down our debt in the third quarter. In addition, the funds available prior to the tax payments will be used for the temporary reduction of debt. In 2001 and future years, Ethyl will report reduced noncash pension income, since the amount of surplus in the new pension plan will be less than that in the terminated plan.

         New Credit Facility
         -------------------
         On April 10, 2001, we entered the First Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. This was a result of our anticipating not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001.

         The New Credit Facility includes a revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of the original term loan, and a new term loan of $230 million. Instead of entering into a qualified asset-based secured financing facility to be utilized to reduce the term loans and revolving debt by $115 million before May 31, 2001, we paid an additional fee of $675 thousand. The New Credit Facility will mature on August 28, 2002.

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

         Recently Issued Accounting Standards
         ------------------------------------
         The Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards (SFAS.) The standards are SFAS 141 "Business Combinations" SFAS 142 "Goodwill and Other Intangible Assets." We are currently evaluating the impact of these statements.

         New Business Model
         ------------------
         Our two business segments, TEL and petroleum additives, both reported declines in earnings in each of the last two full years. The rate of decline in TEL operating profit in 2000 was 19% compared to 1999 and 23% compared to 1998. While TEL earnings for six months 2001 were higher than six months 2000, we expect continued average annual declines in the TEL market of approximately 15%.

         Operating profit of the petroleum additives business declined 71% in 2000 compared to 1999 and 74% compared to 1998. Six months 2001 profits were also down from six months 2000. The petroleum additives market for some time has continued to reflect excess capacity, substantial raw material and energy cost increases, unfavorable currency conditions, and the pricing leverage of the consolidating oil industry. The market dynamics for one of our key product lines within the petroleum additives segment, crankcase products, deteriorated to such an extent we were not earning an adequate return. We attempted to recover some of the increased cost through price increases. However, these initiatives were not successful in keeping up with cost increases and were factors in the loss of business with three major customers that represented a significant portion of our crankcase business. A substantial portion of the crankcase business with these three former customers was completed by the end of the first quarter 2001.

         In an effort to improve profitability, we announced in February 2001 and are implementing a new business model for petroleum additives. We will continue offering chemical technology solutions and systems for fuels, refinery operations, driveline and industrial lubricants, engine oils and other formulations, applying our resources in a way that is consistent with our new strategy. The model also includes the idling of production and research facilities, as well as a workforce reduction. Our cost reduction and restructuring efforts are now essentially complete. We expect that these actions will reduce operating expenses by approximately $60 million on an annualized basis.

         The crankcase production facilities that were indefinitely idled during the second quarter 2001 included a small plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We are consolidating production in plants that have spare capacity. These actions will reduce our total capacity for crankcase production by approximately 50%. We have also consolidated certain research and testing activities from our Bracknell, England facility to our modern facilities located in Richmond, Virginia, and have reduced research on products where the market does not provide an adequate return on investment.

         In first quarter 2001, we evaluated all crankcase assets, including the related intangible assets, for impairment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for Long-Lived Assets and for Long Lived Assets to be Disposed Of." We considered if the indefinitely idled assets were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in the second quarter 2001. The intangible assets had a book value of approximately $76 million at March 31, 2001. We determined that a writedown of the intangible assets was not appropriate.

         As part of the workforce reduction, we announced an involuntary severance program that resulted in a reduction of 319 positions. Included were staff at the crankcase plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program for most domestic salaried employees over age 52. The involuntary severance program included 98 employees who were eligible for early retirement. Thirty-two additional employees, whose positions were not eliminated, voluntarily retired. Of the 351 employees who were involuntarily severed or voluntarily retired, 138 positions were in manufacturing, 115 were in research and testing, and 98 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some occurred later in the second quarter 2001. For the six months 2001, we paid $5.8 million for cost related to the 200 employees who were terminated by June 30, 2001. We paid $4.7 million during the second quarter 2001.

         We charged $50.3 million for costs related to our crankcase rationalization program during the second quarter 2001. Of this, severance, early retirement, and other expenses amounted to $18.1 million. Noncash charges from the accelerated depreciation due to the shortened life of certain indefinitely idled crankcase facilities, as well as certain related costs, amounted to $29.8 million. Shutdown costs were $2.4 million. For the second quarter 2001, we reported $18.1 million of severance, early retirement, and other expenses as a special item. Cost of goods sold included $31.0 million and research, development, and testing expenses included $1.2 million.

         During six months 2001, we reported charges of $73.6 million for the crankcase rationalization program. Severance, early retirement, and other expenses amounted to $28.8 million. Accelerated depreciation and related costs were $42.4 million and shutdown costs were $2.4 million. Of these costs, we reported $28.8 million of severance, early retirement, and other expenses as a special item. Cost of goods sold included $41.8 million and research, development, and testing expenses included $3.0 million.

         We believe that we have the ability to successfully implement our new business model for petroleum additives, which will enable us to comply with the terms of the New Credit Facility. While we believe our plan is sound and attainable, the possibility exists that unforeseen events or business conditions may adversely affect our ability to meet certain financial covenants of the New Credit Facility.

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

         Other Matters
         -------------
         On May 30, 2001, Bruce C. Gottwald announced his retirement as Chief Executive Officer, effective June 1, 2001. He will continue as a director and Chairman of the Board of Directors.

         The Board of Directors elected Thomas E. (Teddy) Gottwald to the role of Chief Executive Officer, effective June 1, 2001. Teddy Gottwald joined Ethyl Corporation in 1984 in the Plastics Division. He was elected a Vice President of Ethyl and named divisional president of our Petroleum Additives Division in 1991. Mr. Gottwald was elected President and Chief Operating Officer of Ethyl Corporation in 1994. He also serves as a director and member of the Executive Committee.

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

         Except for the interest rate risk and marketable security price risk, there have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2000.

         On April 10, 2001 when we entered into the new credit facility, the premium charged on market interest rates under the new facility increased. As a result, a hypothetical 10% increase in interest rates may result in a significant difference on our earnings and cash flows from the effect that was reported in our Form 10-K for the year-end December 31, 2000. Currently, as market rates have decreased since December 31, 2000, the change in our interest rate risk has not resulted in a significant change in our interest and financing expenses.

         At June 30, 2001, we recorded our marketable securities at a fair value of $16.9 million including net unrealized losses of $3.2 million. The estimated loss in the fair value of marketable securities resulting from a hypothetical 10% decrease in price is $1.7 million.

                          PART II - Other Information


         ITEM 4. Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

         At the annual meeting of shareholders held on May 30, 2001, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

                 Director                Affirmative Votes     Votes Withheld

                 William W. Berry           74,864,622            1,547,473

                 Phyllis L. Cothran         74,834,228            1,577,867

                 Bruce C. Gottwald          71,824,467            4,587,628

                 Thomas E. Gottwald         73,890,495            2,521,600

                 Gilbert M. Grosvenor       74,789,102            1,622,993

                 Sidney Buford Scott        74,872,883            1,539,212

                 Charles B. Walker          74,866,913            1,545,182

         The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's auditors with 75,690,145 affirmative votes, 535,322 votes against and 186,628 abstentions.


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


                                             ETHYL CORPORATION
                                             -----------------
                                               (Registrant)



Date: August 9, 2001                         By: s/ D. A. Fiorenza
                                             -------------------------
                                             David A. Fiorenza
                                             Vice President and Treasurer
                                             (Principal Financial Officer)


Date: August 9, 2001                         By: s/ Wayne C. Drinkwater
                                             --------------------------
                                             Wayne C. Drinkwater
                                             Controller
                                             (Principal Accounting Officer)