Form 10-Q
period 2001-09-30
ETHYL CORP
filed 2001-11-06
CIK 33656

                                                              Page 1 of 30 pages

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

For Transition Period from ________________ to __________________

For Quarter Ended September 30, 2001           Commission File Number 1-5112

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

                         Yes  X                 No ___
                             ---


Number of shares of common stock, $1 par value, outstanding as of October 31, 2001: 83,454,650.

                               ETHYL CORPORATION


                                     INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

       Consolidated Statements of Income - Three Months and Nine Months
               Ended September 30, 2001 and 2000                                        3

       Consolidated Balance Sheets - September 30, 2001 and December 31, 2000           4

       Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2001 and 2000                            5

       Notes to Financial Statements                                                   6-13

  ITEM 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                             14-27

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                   28


PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K                                           29

SIGNATURE                                                                               30

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      ETHYL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30                 September 30
                                                             ----------------------     -------------------------
                                                               2001          2000           2001          2000
                                                             --------      --------     ------------   ----------
Net sales                                                    $160,729      $204,388        $ 543,858    $ 617,466
Cost of goods sold                                            133,745       159,205          482,420      483,578
                                                             --------      --------     ------------   ----------
   Gross profit                                                26,984        45,183           61,438      133,888

TEL marketing agreements services                               5,916        10,489           25,530       24,583

Selling, general, and administrative expenses                  16,653        19,932           51,840       57,932
Research, development, and testing expenses                    12,387        19,271           44,666       55,499
Special items income (expense), net                             3,070        27,185         (113,898)      73,604
                                                             --------      --------     ------------   ----------
   Operating profit (loss)                                      6,930        43,654         (123,436)     118,644

Interest and financing expenses                                 7,792         9,371           25,769       26,935
Other income (expense),  net                                       87        (1,725)            (308)        (668)
                                                             --------      --------     ------------   ----------
(Loss) income before income taxes                                (775)       32,558         (149,513)      91,041
Income tax (benefit) expense                                   (1,436)       11,002          (44,123)      32,392
                                                             --------      --------     ------------   ----------
Net income (loss)                                            $    661      $ 21,556       ($ 105,390)   $  58,649
                                                             ========      ========     ============   ==========
Basic and diluted earnings (loss) per share                  $    .01      $    .26       ($    1.26)   $     .70
                                                             ========      ========     ============   ==========
Shares used to compute basic and diluted
  earnings per share                                           83,455        83,463           83,455       83,465
                                                             ========      ========     ============   ==========

Cash dividends per share of common stock                     $      -      $      -        $       -    $   .1250
                                                             ========      ========     ============   ==========

See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                          September 30
                                                              2001          December 31
                                                           (unaudited)          2000
                                                          ------------     -------------
                           ASSETS
Current assets:
   Cash and cash equivalents                               $   17,224       $     4,470
   Restricted cash                                              1,100             1,262
   Accounts receivable, less allowance for doubtful
      accounts ($905 - 2001; $908 - 2000)                     134,146           137,501
   Receivable - TEL marketing agreements services               6,811            12,555
   Inventories:
      Finished goods and work-in-process                       92,001           104,584
      Raw materials                                            14,184            15,562
      Stores, supplies and other                                8,072             9,540
                                                          ------------     -------------
                                                              114,257           129,686

   Deferred income taxes and prepaid expenses                   9,957            12,767
                                                          ------------     -------------
      Total current assets                                    283,495           298,241
                                                          ------------     -------------

Property, plant and equipment, at cost                        761,560           767,675
   Less accumulated depreciation and amortization             539,551           476,573
                                                          ------------     -------------
      Net property, plant and equipment                       222,009           291,102
                                                          ------------     -------------

Prepaid pension cost                                           19,526           224,892
Deferred income taxes                                          15,795                 -
Other assets and deferred charges                              80,276           100,166
Goodwill and other intangibles, net of amortization            78,938            87,238
                                                          ------------     -------------

Total assets                                               $  700,039       $ 1,001,639
                                                          ============     =============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $   47,947       $    56,521
   Accrued expenses                                            39,807            49,140
   Debt payable                                               306,551            87,191
   Income taxes payable                                        54,065            11,480
                                                          ------------     -------------
      Total current liabilities                               448,370           204,332
                                                          ------------     -------------

Long-term debt                                                  5,684           356,053
Other noncurrent liabilities                                   99,914            99,297
Deferred income taxes                                               -            82,544

Shareholders' equity
   Common stock ($1 par value)
      Issued - 83,454,650 in 2001 and 2000                     83,455            83,455
   Accumulated other comprehensive loss                       (26,042)          (18,090)
   Retained earnings                                           88,658           194,048
                                                          ------------     -------------
                                                              146,071           259,413
                                                          ------------     -------------

Total liabilities and shareholders' equity                 $  700,039       $ 1,001,639
                                                          ============     =============

See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                             Nine Months Ended
                                                                                September 30
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
Cash and cash equivalents at beginning of year                          $    4,470      $   15,846
                                                                       ------------    ------------

Cash flows from operating activities:
   Net (loss) income                                                      (105,390)         58,649
   Adjustments to reconcile net (loss) income to cash flows from operating activities:
       Depreciation and amortization                                        85,685          50,431
       Accrued severance, early retirement, and other
          engine oil additives rationalization charges                      24,874               -
       Deferred income tax (benefit) expense                               (93,899)         22,690
       Prepaid pension cost                                                 (5,149)        (10,279)
       Pension reversion                                                   130,801               -
       Loss (gain) on pension contract settlements                          62,000         (78,518)
       Gain on sale of certain assets                                       (4,381)         (2,290)
       Asset write-off                                                           -           7,524
       Special retirement charge                                                 -           1,440
       Working capital decreases                                            50,098          20,837
       Other, net                                                            4,623          (1,625)
                                                                       ------------    ------------
          Cash provided from operating activities                          149,262          68,859
                                                                       ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                     (6,620)         (9,090)
   Proceeds from sale of certain assets                                     10,873           2,635
   Investment in Envera LLC                                                 (1,250)         (2,496)
   Prepayment for TEL marketing agreements services                              -         (39,448)
   Other, net                                                                  114             101
                                                                       ------------    ------------
          Cash provided from (used in) investing activities                  3,117         (48,298)
                                                                       ------------    ------------

Cash flows from financing activities:
   Repayment on term loans                                                (115,695)        (60,000)
   Net (repayments) borrowings on revolving credit agreement               (15,000)         55,000
   Debt issuance costs                                                     (10,128)              -
   Cash dividends paid                                                           -         (15,650)
   Other, net                                                                1,198            (378)
                                                                       ------------    ------------
          Cash used in financing activities                               (139,625)        (21,028)
                                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents                            12,754            (467)
                                                                       ------------    ------------

Cash and cash equivalents at end of period                              $   17,224      $   15,379
                                                                       ============    ============



See accompanying notes to financial statements.

                      ETHYL CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments, for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2001, as well as the consolidated results of operations and the consolidated cash flows for the nine-months ended September 30, 2001 and 2000. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the December 31, 2000 Annual Report and Form 10-K. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Asset writedowns (through accelerated depreciation), severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines were $500 thousand ($315 thousand after tax) for third quarter 2001 and $74.0 million ($46.7 million after tax or $.56 per share) for nine months 2001. These costs are included in the Consolidated Statements of Income as follows:

                                                                            (in millions)
                                                                Three Months             Nine Months
                                                                   Ended                    Ended
                                                             September 30, 2001       September 30, 2001
                                                             ------------------       ------------------
     Cost of goods sold                                              $   -                   $ 41.8
     Selling, general, and administrative expenses                      .1                       .1
     Research, development, and testing expenses                         -                      3.0
     Special items expense, net                                         .4                     29.1
                                                                     -----                   ------
                                                                     $  .5                   $ 74.0
                                                                     =====                   ======

     Cost of goods sold includes a $41.8 million charge ($26.1 million after tax or $.31 per share) for the year 2001 for a portion of the accelerated depreciation of the engine oil additives facilities that were indefinitely idled this year, as well as the writedown of certain inventories and shutdown costs.

     Selling, general, and administrative expenses include a $135 thousand charge ($88 thousand after tax) for third quarter and nine months for a portion of the accelerated depreciation and related expenses.

     Research, development, and testing expenses include a charge of $3.0 million ($1.9 million after tax or $.03 per share) for the year 2001 for a portion of the accelerated depreciation of the research and development facilities that were shutdown in the second quarter 2001, as well as the writedown of certain inventories.

     We included severance, early retirement, and other expenses in special items income (expense), net. See Note 5.

     Depreciation and amortization in the Condensed Consolidated Statement of Cash Flows includes accelerated depreciation of $41.2 million due to the shortened lives of certain engine oil additives assets. Management considered if the indefinitely idled assets were impaired and concluded in the first quarter that these assets should be depreciated over the remaining useful lives through the second quarter 2001 closure dates.

3. During nine months ended September 30, 2001, TEL inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers. The effect of the liquidation was to decrease cost of goods sold by $1.5 million and increase net income by $900 thousand or $.01 per share. During 2000, TEL inventories were also reduced. The effect of the liquidation was to decrease cost of goods sold by $1.1 million and increase net income by $700 thousand or $.01 per share.


4. The tables below show our consolidated net sales by segment, operating profit by segment, and reconciliation to (loss) income before income taxes.

                             Net Sales By Segment
                                 (in millions)

                                       Third Quarter             Nine Months
                                     2001         2000         2001       2000
                                     ----         ----         ----       ----
     Petroleum additives            $158.8       $198.2       $529.2     $597.9
     Tetraethyl lead                   1.9          6.2         14.7       19.6
                                    ------       ------       ------     ------
     Consolidated net sales         $160.7       $204.4       $543.9     $617.5
                                    ======       ======       ======     ======

                           Segment Operating Profit
                                 (in millions)

                                                              Third Quarter                Nine Months
                                                            2001           2000         2001         2000
                                                            ----           ----         ----         ----
         Petroleum additives before
           nonrecurring items                          $ 6.2           $    8.8       $  25.0       $ 32.6
         Nonrecurring income (expense)                   2.9                  -         (70.6)        (7.5)
                                                      ------           --------       -------       ------
            Total petroleum additives                    9.1                8.8         (45.6)        25.1
         Tetraethyl lead                                 3.4               12.9          24.0         27.4
                                                      ------           --------       --------      ------
         Segment operating profit (loss)                12.5               21.7         (21.6)        52.5
         Corporate unallocated expense                  (3.7)              (6.5)        (14.7)       (19.3)
         Interest expense                               (7.8)              (9.4)        (25.8)       (26.9)
         Pension settlement income
            (expense) including 2001
            excise tax provision                           -               28.6         (88.2)        78.5
         Demutualization income                            -                  -             -          4.0
         Other (expense) income, net                    (1.8)              (1.8)          0.8          2.2
                                                      ------           --------       -------       ------
         (Loss) income before income taxes             $(0.8)          $   32.6       $(149.5)      $ 91.0
                                                      ======           ========       =======       ======

5. Special items income (expense), net for the third quarter of 2001 includes a gain of $3.4 million ($3.3 million after tax or $.04 per share) related to the sale of certain assets in Bracknell, England.

         The special items (expense) income, net for the third quarter of 2000 included a net benefit of $28.6 million income ($18.2 million after tax or $.22 per share) from the settlement of certain pension contracts resulting in the recognition of a noncash gain offset by a special retirement charge of $1.4 million ($917 thousand after tax or $.01 per share).

         The nine months 2001 amounts include a charge of $29.1 million ($18.6 million after tax or $.22 per share) for severance, early retirement, and other expenses related to our engine oil additives rationalization; the noncash charge of $62.0 million ($42.7 million after tax or $.51 per share) for the pension plan transaction and a $26.2 million charge ($26.2 million after tax or $.31 per share) for excise tax on the pension reversion partially offset by the $3.4 million ($3.3 million after tax or $.04 per share) gain on the sale of assets in Bracknell, England.

         The nine months 2000 amounts consisted of $78.5 million income ($49.8 million after tax or $.60 per share) related to settlements of certain pension contracts resulting in the recognition of noncash gains in the first and third quarters as well as $4.0 million income ($2.6 million after tax or $.03 per share) related to the demutualization of MetLife, Inc. in the second quarter. These items were partly offset by a $7.5 million first quarter charge ($4.8 million after tax or $.06 per share) related to the write-off of plant assets and the third quarter special retirement charge of $1.4 million ($917 thousand after tax or $.01 per share).

         As part of the engine oil additives rationalization, we announced an involuntary severance program that resulted in a reduction of 319 positions. Included were staff at the engine oil additives plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program for most domestic salaried employees over age 52. The involuntary severance program included 98 employees who were eligible for early retirement. Thirty-two additional employees, whose positions were not eliminated, voluntarily retired. Of the 351 employees who were involuntarily severed or voluntarily retired, 138 positions were in manufacturing, 115 were in research and testing, and 98 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some occurred later in the second and third quarters. For the nine months 2001, we paid $8.8 million for costs related to the employees who were terminated by September 30, 2001 as well as other shutdown costs. We paid $3.0 million during the third quarter 2001.

         The recognition of the $78.5 million pension-related gain in 2000 was due to an election made regarding certain contracts in our pension plan. This election resulted in the settlement of liabilities for certain pension contracts and the recognition of a significant gain on our pension assets. The settlement gain had no cash effect nor did any retiree benefits change.

         The charge of $7.5 million included in nine months 2000 special items was for the write-off of the production assets of a previously idled petroleum additives facility in Orangeburg, South Carolina. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, during first quarter 2000 we reviewed a third party supply contract for product as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated and excess supply and production facilities were in place. Further, there were no specific market changes expected to impact these conditions. As a result of this review, we cancelled our original supply contract in first quarter 2000, restructured, and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and wrote off the book value of these assets in the first quarter 2000.


6. Other income (expense), net for the third quarter 2001 was $87 thousand income. Other income (expense), net totaled $1.7 million expense for the third quarter 2000 and consisted primarily of a $1.8 million charge for our percentage share of the equity loss of Envera, LLC (Envera). Envera, which merged with ChemConnect, Inc., is a global electronic-marketplace for business to business transactions and services.

         Other income (expense), net for nine months 2001 was $300 thousand expense and included $1.8 million for our percentage share of the equity losses of Envera. Also included in nine months 2001 is the $1.5 million of expenses related to the refinancing of our debt, as well as the $1.0 million gain on the sale of a nonoperating asset.

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

         Other income (expense), net for nine months 2000 includes a second quarter gain on the sale of a nonoperating asset of $2.3 million ($1.4 million after tax or $.02 per share) which was partially offset by a $1.8 million charge related to the equity loss in Envera.

7.       Long-term debt consisted of the following:

                                                         (in thousands)
                                                     September 30   December 31
                                                         2001           2000
                                                         ----           ----

         New term loan                                $ 205,691     $       -
         Revolving credit agreement                       5,000       250,000
         Term loan agreement                             88,614       180,000
         Medium-term notes due through 2001               6,750         6,750
                                                      ---------     ---------
           Total long-term debt                         306,055       436,750
           Obligations under capital lease                6,180         6,526
             Less unamortized discount                        -           (32)
                                                      ---------     ---------
           Net long-term debt                           312,235       443,244
             Less current portion                      (306,551)      (87,191)
                                                      ---------     ---------
           Long-term debt                             $   5,684     $ 356,053
                                                      =========     =========

         On April 10, 2001, we entered into the First Amended and Restated Credit Agreement (the New Credit Facility) with our lenders as a result of not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001.

         The New Credit Facility includes a revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of the original term loan, and a new term loan of $230 million. Since we did not enter into an asset-based secured financing facility before May 31, 2001 which would have been utilized to reduce the term loan and revolving debt by $115 million, we paid an additional fee of $675 thousand.

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

         The current maturity date of our bank loans is August 28, 2002. We are discussing an extension of the maturity date of these loans with our lenders. While it is our intent and expectation to extend these loans, the amounts outstanding are classified as current on our financial statements in accordance with generally accepted accounting principles. We believe we will complete an agreement on these bank loans by the end of this year. However, there is no assurance that an agreement will be accomplished. This would cause us to pursue other alternatives. While we believe alternatives, if required, would be available to us and achievable, there can be no assurance of their success. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         If unforeseen events or business conditions restrict us from meeting our targeted financial results, we have alternative plans, including additional asset sales and reductions in working capital that we believe would improve our ability to comply with the debt covenants. However, in the event that we are not in compliance with debt covenants at some future date, we would pursue various alternatives. These alternatives may include, among other things, refinancing of debt or obtaining covenant amendments or waivers. While we believe we could successfully complete alternative arrangements if necessary, there can be no assurances that such alternatives would be available or that we would be successful in their implementation.

8.       The components of comprehensive income consist of the following:


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30                   September 30
                                                                   2001            2000            2001           2000
                                                                   ----            ----            ----           ----
         Net income (loss)                                         $  661       $ 21,556       $(105,390)     $ 58,649
         Other comprehensive (loss) income, net of tax
            Unrealized (loss) gain on marketable
              equity securities                                      (717)         8,172          (5,486)        7,610
            Foreign currency translation adjustments                2,158         (3,881)         (2,466)       (8,129)
            Minimum pension liability adjustment                        -              -               -        (1,811)
            Unrealized gain on derivative instruments                   -            405               -         1,752
                                                                   ------       --------       ---------      --------
         Other comprehensive income (loss)                          1,441          4,696          (7,952)         (578)
                                                                   ------       --------       ---------      --------
         Comprehensive income (loss)                               $2,102       $ 26,252       $(113,342)     $ 58,071
                                                                   ======       ========       =========      ========

         Nine months 2000 unrealized gain on marketable equity securities includes a reclassification adjustment for the gain included in other (expense) income, net resulting from the sale of securities of $1.4 million (net of tax).

         The components of accumulated other comprehensive (loss) income consist of the following:

                                                                       September 30      December 31
                                                                           2001             2000
                                                                           ----             ----
         Unrealized (loss) gain on marketable equity securities         $ (2,683)         $  2,803
         Minimum pension liability adjustment                               (907)             (907)
         Foreign currency translation adjustments                        (22,452)          (19,986)
                                                                        --------          --------
                Accumulated other comprehensive (loss)                  $(26,042)         $(18,090)
                                                                        ========          ========

9. At December 31, 2000, we terminated an overfunded U.S. salaried employee pension plan. Ethyl received regulatory approval for the plan termination in second quarter 2001. The proceeds from the terminated plan amount to $178.9 million. After fully funding a new pension plan for U.S. salaried employees which has comparable provisions and benefit formula, we received $130.8 million in third quarter 2001 which represent the reversion of pension assets. The reversion amount was subject to the usual corporate income taxes, as well as a 20% federal excise tax. Total federal income, state income, and excise taxes amounted to $76.8 million. The excise tax of $26.2 million was paid in the third quarter 2001. The net cash received, after the payment of excise taxes, amounted to just over $104.0 million and was used to pay down our debt in the third quarter. Part of this debt reduction is temporary, as the income tax associated with the receipt of the pension funds is due in December.

10. On May 30, 2001, Bruce C. Gottwald announced his retirement as Chief Executive Officer, effective June 1, 2001. He will continue as a director and Chairman of the Board of Directors.

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

11. The Financial Accounting Standards Board (FASB) issued four new Statements of Financial Accounting Standards (SFAS).

         SFAS 141 "Business Combinations", issued in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The pooling-of-interests method of accounting is no longer allowed. We do not expect this statement to have a significant impact on Ethyl's financial statements.

         SFAS 142 "Goodwill and Other Intangible Assets", issued in July 2001, is effective for fiscal years beginning after December 15, 2001. The statement eliminates the amortization of goodwill as of January 1, 2002. In addition, the statement no longer requires that intangibles be amortized if the life of the intangible is determined to be indefinite. Further, goodwill and intangibles will be reviewed at least annually for possible impairment. While we will discontinue goodwill amortization on December 31, 2001, we are currently evaluating the full impact of this statement.

         SFAS 143 "Accounting for Asset Retirement Obligations" was issued in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. We have not completed the necessary analysis, and therefore cannot yet assess the potential impact on our financial statements.

         SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. While this statement supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", SFAS 144 retains the framework established in SFAS 121 and addresses implementation issues. SFAS 144 also supercedes Accounting Principles Board Opinion Number 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" and addresses the accounting for disposal of long-lived assets of a discontinued operation. Generally SFAS 144 requires that impaired assets or assets to be disposed of, whether reported in continuing operations or discontinued operations, be recorded at the lower of carrying amount or fair value less cost to sell. We are currently evaluating the impact of this statement.

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

     Results of Operations
     ---------------------
     Net Sales
     ---------
     Our consolidated net sales for the third quarter 2001 amounted to $160.7 million, representing a decrease of 21% from the 2000 level of $204.4 million. Consolidated net sales for nine months 2001 were $543.9 million, or a 12% decrease from the nine months 2000 amount of $617.5 million. The table below shows our consolidated net sales by segment.

                             Net Sales By Segment
                                 (in millions)

                                  Third Quarter          Nine Months
                                 2001        2000     2001      2000
                                 ----        ----     ----      ----
     Petroleum additives        $158.8     $198.2    $529.2    $597.9
     Tetraethyl lead               1.9        6.2      14.7      19.6
                                ------     ------    ------    ------
     Consolidated net sales     $160.7     $204.4    $543.9    $617.5
                                ======     ======    ======    ======

         Petroleum Additives Segment
         ---------------------------
         Petroleum additives net sales in the third quarter 2001 of $158.8 million were down $39.4 million (20%) from 2000. Lower shipments resulted in lower sales of $38.8 million, while overall selling prices were just about even with third quarter 2000. The nine months 2001 net sales were $68.7 million (11%) lower than 2000. Lower shipments resulted in lower sales of $79.6 million partially offset by an $10.9 million benefit from higher selling prices.

         The lower volumes shipped in both the third quarter and nine months periods reflect the impact of the previously announced loss of three major engine oil additives customers. Shipments of engine oil additives products to these customers substantially ceased by the end of the second quarter.

         TEL Segment
         -----------
         Most of the TEL marketing activity is through the TEL marketing agreements with Octel and Alcor, under which we do not record the sales transactions. Therefore, the TEL net sales reflected in the table above were made in areas not covered by the agreements, as well as to Octel under the terms of the agreements.

         The decrease in TEL sales in the third quarter 2001 compared to third quarter 2000 was primarily the result of $2.9 million lower sales to Octel in 2001. During the first quarter 2001, Octel purchased substantially all of the remaining inventory they are required to purchase under the agreements. Sales, other than to Octel, were $1.4 million lower for third quarter 2001 than third quarter 2000.

         TEL net sales decreased $4.9 million (25%) from nine months 2000 to nine months 2001. Sales to Octel decreased $1.0 million during this period reflecting the first quarter 2001 completion of Octel's commitment under the agreements to purchase inventory from Ethyl. The decrease in TEL sales, excluding Octel, reflects the expected and continuing market decline and shipment patterns.

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

         Third quarter 2001 segment operating profit was $12.5 million and included nonrecurring income, net of $2.9 million. The nonrecurring items were for a gain on the sale of assets in Bracknell, England of $3.4 million, which was slightly offset by costs of $500 thousand related to further cost reduction initiative expenses. Operating profit for the same 2000 period was $21.7 million. Excluding the nonrecurring charge in 2001, combined segment operating profit was $9.6 million.

         Nine months 2001 segment operating loss was $21.6 million including a nonrecurring expense, net of $70.6 million. The nonrecurring items were for costs related to rationalization of our engine oil additives business of $74.0 million, which was partially offset by the $3.4 million gain on the Bracknell assets. Operating profit nine months

         2000 was $52.5 million and included a nonrecurring charge of $7.5 million for the write-off of a previously idled petroleum additives manufacturing facility. Excluding these nonrecurring items, combined segment operating profit was $49.0 million for nine months 2001 and $60.0 million for the same period last year.

         It is the nature of the petroleum additives business that new business takes some time to gain and then to begin shipping product. Recovering from the loss of significant volume early this year, we have made solid gains in our product lines and regions. We expect to see earnings improvements in the fourth quarter as more of these gains begin shipping.

         Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.

                            Segment Operating Profit
                                 (in millions)

                                                  Third Quarter            Nine Months
                                                2001        2000         2001        2000
                                                ----        ----         ----        ----
         Petroleum additives before
           nonrecurring items                   $  6.2      $  8.8    $   25.0      $  32.6
         Nonrecurring income (expense)             2.9           -       (70.6)        (7.5)
                                                ------      ------    --------      -------
           Total petroleum additives               9.1         8.8       (45.6)        25.1
         Tetraethyl lead                           3.4        12.9        24.0         27.4
                                                ------      ------    --------      -------
         Segment operating profit (loss)          12.5        21.7       (21.6)        52.5
         Corporate unallocated expense            (3.7)       (6.5)      (14.7)       (19.3)
         Interest expense                         (7.8)       (9.4)      (25.8)       (26.9)
         Pension settlement income
           (expense) including 2001
           excise tax provision                      -        28.6       (88.2)        78.5
         Demutualization income                      -           -           -          4.0
         Other (expense) income, net              (1.8)       (1.8)        0.8          2.2
                                                ------      ------    --------      -------
         (Loss) income before income taxes      $ (0.8)     $ 32.6    $ (149.5)     $  91.0
                                                ======      ======    ========      =======

         Petroleum Additives Segment
         ---------------------------
         Third Quarter 2001 vs. Third Quarter 2000 - Excluding nonrecurring
         -----------------------------------------
         items, petroleum additives operating profit for the third quarter 2001 of $6.2 million decreased 30% from third quarter 2000 operating profit of $8.8 million on the same basis. Including the nonrecurring items, petroleum additives third quarter 2001 operating profit was $9.1 million.

         The decrease in operating profit in the third quarter included unfavorable results in our engine oil additives business as adverse conditions in this market persist which combined with the impact of previously announced business losses in this product line for the period, more than offset the benefit of our cost reduction program. Excluding the engine oil additives business, petroleum additives operating profit showed modest increases when comparing third quarter 2001 with the same period in 2000.

         In addition to lost engine oil additives business and therefore, significantly lower engine oil additives shipments, the lower profits for the third quarter 2001, excluding the nonrecurring items, resulted from slightly higher raw material costs. These were partially offset by the favorable impact of foreign currency, as well as lower selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D).

     The nonrecurring items in the third quarter 2001 amounted to $2.9 million income. The gain on the sale of Bracknell, England assets amounted to $3.4 million. This was partially offset by a $500 thousand charge related to further cost reduction initiative expenses. These costs included a noncash charge of $100 thousand for accelerated depreciation, as well as certain other related costs. Also included is $400 thousand for severance and early retirement.

     R&D expenses in the petroleum additives segment for the third quarter 2001 decreased 36% compared to the 2000 period. The decrease in R&D expenses reflects the benefit our of cost reduction initiative undertaken as part of our engine oil additives rationalization. This included the consolidation of more of the R&D activities into our modern facilities in Richmond, Virginia, which improves efficiencies of operation. In addition, staff reductions, as well as being able to internally perform more testing which previously had been done by external labs, has contributed to the significantly lower R&D expenses. Finally, last year we completed a significant portion of the testing related to certain additive product specifications.

     Selling, general, and administrative expenses combined with research, development, and testing expense, as a percentage of net sales, decreased from 16.8% for the third quarter 2000 to 15.0% in the same period this year. This decrease reflects the effect of lower SG&A and R&D expenses due to the impact of the cost reduction program.

     Nine Months 2001 vs. Nine Months 2000 - Excluding nonrecurring items,
     -------------------------------------
     petroleum additives operating profit for the nine months 2001 of $25.0 million decreased 23% from nine months 2000 operating profit of $32.6 million on the same basis. Including nonrecurring charges, the petroleum additives operating loss for nine months 2001 was $45.6 million as compared to operating profit of $25.1 million for nine months 2000.

     Similarly to the third quarter, the overall decrease in operating profit for the nine months reflects the impact of our previously announced loss of business in engine oil additives. Our cost reduction efforts were essentially completed at the end of the second quarter 2001, and we are beginning to realize the full benefit of these efforts.

     The lower profits, excluding nonrecurring charges, for nine months 2001 resulted primarily from higher raw material costs, as well as significantly lower engine oil additives shipments. Unfavorable foreign currency effects also contributed to the lower profits. These were partially offset by higher selling prices and the benefit of our cost reduction initiatives resulting in lower selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D).

     The nonrecurring charges for our engine oil additives product line for the nine months 2001 were $70.6 million. These costs included a noncash charge of $42.5 million for a portion of the accelerated depreciation of the engine oil additives facilities, which were indefinitely idled in the second quarter 2001, as well as certain other related costs. Also included is $29.1 million for severance, early retirement, and other expenses, as well as $2.4 million for shutdown costs. These are offset by the $3.4 million gain on the sale of

         Bracknell, England assets. The nonrecurring charge in the nine months 2000 of $7.5 million related to the first quarter writedown of an idled petroleum additives facility.

         R&D expenses in the petroleum additives segment for nine months 2001 decreased 25% compared to nine months 2000. The decrease is the result of the same factors discussed in the third quarter review above.

         Selling, general, and administrative expenses combined with research, development, and testing expense, as a percentage of net sales, decreased from 16.3% for the nine months 2000 to 14.9% for nine months 2001. This decrease reflects the effect of lower SG&A and R&D due to the impact of the cost reduction program.

         TEL Segment
         -----------
         Our TEL operating profit for the third quarter 2001 amounted to $3.4 million and included $5.9 million from the TEL marketing agreements. In comparison, third quarter 2000 operating profit was $12.9 million including $10.4 million from the TEL marketing agreements.

         Nine months 2001 operating profit was $24.0 million and included $25.5 million from the marketing agreements, as well as a benefit of $1.5 million from the liquidation of LIFO inventory. Operating profit for the nine months 2001 reflects the sale of substantially the entire remaining inventory that Octel is required to purchase under the agreements. Nine months 2000 operating profit was $27.4 million and included $24.6 million from the marketing agreements, as well as $1.1 million benefit from the liquidation of LIFO inventory.

         The reduction in operating profit from the marketing agreements for third quarter 2001 compared to third quarter 2000 was due to decline in volumes shipped. This was the result of normal fluctuations in shipping patterns, as well as the overall decline in the demand for lead. While volumes under the marketing agreements were also lower for nine months 2001 as compared to the same 2000 period, operating profit for nine months 2001 was slightly higher primarily reflecting the impact of higher product pricing, as well as customer mix.

         As the TEL market continues to decline, the quarter to quarter results could fluctuate at a higher rate due to the timing of customer shipments.

         TEL results include the cost of certain facilities that are not allocable to the TEL marketing agreements.



         The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

         Special Items Income (Expense), Net
         -----------------------------------
         Third Quarter 2001 vs. Third Quarter 2000 - The special items income
         -----------------------------------------
         (expense), net for the third quarter 2001 was income of $3.1 million and included a gain of $3.4 million related to the sale of certain assets in Bracknell, England. Cost reduction initiative charges amounted to $355 thousand.

         There were $100 thousand cost reduction initiative expenses not included in special items, which we reported in selling, general, and administrative expenses.

         The special items income (expense), net for third quarter 2000 totaled $27.2 million income. A settlement of pension contracts resulted in the recognition of a noncash gain of $28.6 million, which was offset by a special retirement charge of $1.4 million.

         Nine Months 2001 vs. Nine Months 2000 - The special items income
         -------------------------------------
         (expense), net for nine months 2001 was a charge of $113.9 million for pension-related charges and engine oil additives rationalization charges which were partially offset by the gain on the sale of assets in Bracknell, England.

         The termination of our U.S. salaried pension plan and the subsequent settlement of the pension contracts resulted in a noncash charge of $62.0 million. The excise tax on the reversion of the pension assets was $26.2 million. The charge for severance, early retirement, and other expenses related to our engine oil additives business amounted to almost $29.1 million.

         There were $44.9 million engine oil additives-related costs not included in special items of which we reported $41.8 million in cost of goods sold; $3.0 million in research, development, and testing expenses; and $100 thousand in selling, general, and administrative expenses.

         The special items income (expense), net for nine months 2000 totaled $73.6 million income. Settlements of certain pension contracts resulted in the recognition of noncash gains in the first and third quarters totalling $78.5 million. In addition, the second quarter demutualization of MetLife, Inc. resulted in $4.0 million income. These were partly offset by a $7.5 million first quarter charge for the write-off of the idled Orangeburg, South Carolina, petroleum additives manufacturing facility and the third quarter special retirement charge of $1.4 million.

         Interest and Financing Expenses
         -------------------------------
         Third quarter 2001, interest and financing expenses were $7.8 million as compared to $9.4 million in 2000. Lower average debt resulted in a decrease in interest and financing expenses of $2.5 million, while a lower effective interest rate resulted in a decrease of $700 thousand. Higher fees and amortization of financing costs of $1.6 million partially offset these.

         Interest and financing costs for nine months 2001 were $25.8 million as compared to $26.9 million for the same period last year. Again, lower average debt caused a decrease of $4.0 million and a lower effective interest rate resulted in a decrease of $400 thousand. This was partially offset by higher fees and amortization resulting in an increase of $3.3 million.

         Interest costs under the credit facility are based on market rates plus a premium. While the premium charged under our current credit facility entered into in April 2001 is higher than was charged under our previous facility, the recent reductions in the market rates have resulted in our interest and financing costs being lower than if market rates had remained unchanged. In addition, interest and financing costs have decreased due to the significant reduction in outstanding debt. If market rates begin to increase, our interest and financing costs will also rise on the remaining debt.

         Other Income (Expense), Net
         ---------------------------
         Other income (expense), net for the third quarter 2001 was $87 thousand income and included a number of small items. Other income (expense), net totaled $1.7 million expense for the third quarter 2000 including $1.8 million for our percentage share of the equity losses of Envera LLC (Envera). Envera, which merged with ChemConnect, Inc., is a global electronic-marketplace for business to business transactions and services.

         Nine months 2001 amounted to $300 thousand expense and included $1.8 million for our percentage share of the equity losses of Envera. Also included in nine months 2001 is the $1.5 million of expenses related to the refinancing of our debt, as well as the $1.0 million gain on the sale of a nonoperating asset. Other income (expense), net for nine months 2000 was $700 thousand expense and included a gain of about $2.3 million on the sale of nonoperating assets, which was partially offset by $1.8 million related to the equity loss in Envera.

         The $1.0 million gain ($600 thousand after tax or $.01 per share) in 2001 on the sale of a nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for $2.9 million. We will continue to manage the property for Old Town. Management expenses incurred will be partially offset by any income generated by use of the property.

         Income Taxes
         ------------
         Income taxes were a $1.4 million benefit for the third quarter 2001 and an $11.0 million expense for the third quarter 2000. The change in our
         (loss) income before income taxes resulted in a decrease of $11.2 million in income taxes. In addition a higher effective income tax rate on the loss in third quarter 2001 resulted in $1.2 million of lower income taxes. We received preferential tax treatment related to the gain on the sale of assets in Bracknell, England. Excluding the preferential treatment, the effective income tax rate for the third quarter 2001 would have been 37.4%. The effective income tax rate was 33.8% for the third quarter 2000.

         Income taxes were a benefit of $44.1 million for the nine months 2001 as compared to expense of $32.4 million for nine months 2000. The change in our (loss) income before income taxes resulted in $85.6 million of the decrease in income taxes. This was offset $9.1 million by the effect of a lower effective income tax rate in 2001. The effective income tax rate was 29.5% for nine months 2001 and 35.6% for nine months 2000. The lower effective income tax rate on this year's loss primarily reflects the nondeductible excise tax on the reversion of pension assets.

         Net Income (Loss)
         -----------------
         Excluding the nonrecurring items, our third quarter 2001 loss was $2.3 million ($.02 per share) compared to earnings of $4.3 million ($.05 per share) for the 2000 period. Nine months 2001 earnings, excluding nonrecurring items, was $6.3 million ($.08 per share), while nine months 2000 earnings, on the same basis, were $10.5 million ($.12 per share).

         Ethyl's net income for third quarter 2001, including nonrecurring items, was $700 thousand ($.01 per share) as compared to net income of $21.6 million ($.26 per share) for third quarter 2000. Our net loss for nine months 2001, including nonrecurring charges, was $105.4 million ($1.26 per share). The nine months 2000 net income was $58.6 million ($.70 per share).

         The third quarter 2001 net loss includes a decrease of $2.8 million in corporate general and administrative expenses from third quarter 2000, while nine months 2001 includes a decrease of $4.5 million. Third quarter 2001 includes pension expense of $500 thousand as compared to pension income of $3.0 million for third quarter 2000. Nine months 2001 pension income was $5.1 million, while nine months 2000 pension income was $10.7 million. The significant reduction in noncash pension income from 2000 levels is the result of a lower surplus in the new pension plan than that in the terminated plan.

         The nonrecurring items for the third quarter and nine months periods, which have been discussed above, are summarized in the following table.

        A summary of (loss) income and related per share information, follows:

                                                                 (in millions except for per share amounts)
                                                                   Third Quarter            Nine Months
                                                                   -------------            -----------
                                                                  2001        2000        2001        2000
                                                                  ----        ----        ----        ----
         Net income (loss):
            Earnings excluding nonrecurring items               $(2.3)       $  4.3     $   6.3      $ 10.5
            Nonrecurring items (a)                                3.0          17.3      (111.7)       48.1
                                                                -----        ------     -------      ------
                Net income (loss)                               $ 0.7        $ 21.6     $(105.4)     $ 58.6
                                                                =====        ======     =======      ======

         Basic and diluted earnings (loss) per share:
            Earnings excluding nonrecurring items               $(.02)       $  .05     $   .08      $  .12
            Nonrecurring items (a)                                .03           .21       (1.34)        .58
                                                                -----        ------     -------      ------
                Net income (loss)                               $ .01        $  .26     $ (1.26)     $  .70
                                                                =====        ======     =======      ======

         (a)Nonrecurring items after income taxes:
            Engine oil additives rationalization costs:
                 Write-off of assets                            $   -        $    -     $ (25.8)     $    -
                 Severance, early retirement, and other costs    (0.3)            -       (21.0)          -
                 Gain on sale of assets                           3.3             -         3.3           -
              Pension settlement income (expense)
                 including 2001 excise tax provision                -          18.2       (68.8)       49.8
              Gain on sale of nonoperating asset                    -             -         0.6         1.4
              Income from demutualization of MetLife, Inc.          -             -           -         2.6
              Manufacturing facility write-off                      -             -           -        (4.8)
              Special retirement charge                             -          (0.9)          -        (0.9)
                                                                -----        ------     -------      ------
                                                                $ 3.0        $ 17.3     $(111.7)     $ 48.1
                                                                =====        ======     =======      ======

        Cash Flows, Financial Condition, and Liquidity
        ----------------------------------------------
        Cash and cash equivalents at September 30, 2001 were $17.2 million compared to $4.5 million at December 31, 2000. Our cash flows were more than sufficient to cover operating activities during the 2001 period. Cash flows from operating activities for nine months 2001 were $149.3 million, including $130.8 million from the pension reversion. We used the $149.3 million, as well as $10.9 million from the sale of certain assets, to make a net repayment on bank debt of $130.7 million, to fund capital expenditures of $6.6 million, to invest $1.3 million in Envera, to pay $10.1 million in debt issuance costs, and to increase cash and cash equivalents on hand by $12.8 million. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

        Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows includes accelerated depreciation of $41.2 million due to the shortened lives of certain engine oil additives assets.

        At September 30, 2001, we had restricted cash of $1.1 million, which was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. Ethyl is using this cash to offset the employee portion of retiree health benefit costs.

         Ethyl has combined current and noncurrent long-term debt of $312.2 million at September 30, 2001, as compared to $443.2 million at December 31, 2000. Through nine months of this year, we paid down a total of $131.0 million of debt including $91.4 million on the term loan and $24.3 million on the new term loan. We also made net repayments of $15.0 million on the revolving credit agreement, and our capital leases also decreased $300 thousand.

         Part of the $131.0 million debt reduction through nine months 2001 is temporary as the income taxes related to the pension reversion are due near the end of the year. Taking the December tax payment into consideration, we anticipate that the utilization of cash on hand, cash flows from operations, and other planned strategies will result in debt reduction for the year in the range of $120 million.

         As a percentage of total capitalization, Ethyl's total debt increased from 63.1% at the end of 2000 to 68.1% at September 30, 2001. This increase reflects the result of the special charges associated with the engine oil additives rationalization, as well as the one-time charges related to the pension termination, which substantially reduced equity resulting in lower debt outstanding still representing a higher percentage of capitalization than at December 31, 2000.

         The current maturity date of our bank loans is August 28, 2002. We are discussing an extension of the maturity date of these loans with our lenders. While it is our intent and expectation to extend these loans, the amounts outstanding are classified as current on our financial statements in accordance with generally accepted accounting principles. We believe we will complete an agreement on these bank loans by the end of this year. However, there is no assurance that an agreement will be accomplished. This would cause us to pursue other alternatives. While we believe alternatives, if required, would be available to us and achievable, there can be no assurance of their success.

         We expect our capital spending during 2001 will be about $10 million, somewhat lower than 2000. Ethyl will continue to finance capital spending through cash provided from operations.

         At September 30, 2001, we had negative working capital of $164.9 million, resulting in a current ratio of 0.63 to 1. At December 31, 2000, the working capital was $93.9 million and the current ratio was
         1.46 to 1.

         The negative working capital is the result of the reclassification of our long-term debt to current liabilities, as discussed above. Also contributing to the negative working capital were decreases in inventories and accounts receivable, as well as an increase in taxes payable. Partially offsetting these were increases in cash and cash equivalents and decreases in accrued expenses and accounts payable.

         Pension Plan
         ------------
         At December 31, 2000, we terminated an overfunded U.S. salaried employee pension plan. Ethyl received regulatory approval for the plan termination in second quarter 2001. The proceeds from the terminated plan amount to $178.9 million. After fully funding a new pension plan for U.S. salaried employees which has comparable provisions and benefit formula, we received $130.8 million in third quarter 2001 which represent the reversion of pension assets. The reversion amount was subject to the usual corporate income taxes, as well as a 20% federal excise tax. Total federal income, state income, and excise taxes amounted to $76.8 million. The excise tax of $26.2 million was paid in the third quarter 2001. The federal tax is payable in December of this year and will be funded to a large degree through our loan agreements. The net cash received, after the payment of excise taxes, amounted to just over $104 million and was used to pay down our debt in the third quarter. In addition, the funds available prior to the tax payments are being used for the temporary reduction of debt. In 2001 and future years, Ethyl will report reduced noncash pension income, since the amount of surplus in the new pension plan will be less than that in the terminated plan.

         New Credit Facility
         -------------------
         On April 10, 2001, we entered the First Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. This was a result of our anticipating not being in compliance with one of the covenants of the previous agreement at the end of the first quarter 2001.

         The New Credit Facility includes a revolving line of credit of $170 million (including a letter of credit sub-facility), the remaining portion of the original term loan, and a new term loan of $230 million. Since we did not enter into an asset-based secured financing facility before May 31, 2001 which would have been utilized to reduce the term loan and revolving debt by $115 million, we paid an additional fee of $675 thousand. The New Credit Facility will mature on August 28, 2002.

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



         Business Model
         --------------
         Our two business segments, TEL and petroleum additives, both reported declines in earnings in each of the last two full years. The rate of decline in TEL operating profit in 2000 was 19% compared to 1999 and 23% compared to 1998. We expect continued average annual declines in the TEL market of approximately 15%.

         Operating profit of the petroleum additives business declined 71% in 2000 compared to 1999 and 74% compared to 1998. Nine months 2001 profits were also down from nine months 2000. The petroleum additives market for some time has continued to reflect excess capacity, substantial raw material and energy cost increases, unfavorable currency conditions, and the pricing leverage of the consolidating oil industry. The market for engine oil additives products was not earning an adequate return. We attempted to recover some of the lost margin through price increases. However, these initiatives were not successful in keeping up with cost increases and were factors in the loss of business with three major customers that represented a significant portion of our engine oil additives business. A substantial portion of the engine oil additives business with these three former customers was completed by the end of the first quarter 2001.

         In an effort to improve profitability, we announced in February 2001 and have implemented a new business model for petroleum additives. We will continue offering chemical technology solutions and systems for fuels, refinery operations, driveline and industrial lubricants, engine oils and other formulations, applying our resources in a way that is consistent with our new strategy. The model also includes the idling of production and research facilities, as well as a workforce reduction. Our cost reduction and restructuring efforts are now essentially complete. We expect that these actions will reduce operating expenses by approximately $60 million on an annualized basis.

         The engine oil additives production facilities that were indefinitely idled during the second quarter 2001 included a small plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We are consolidating production in plants that have spare capacity. These actions will reduce our operations for engine oil additives production to approximately 50% of our capacity. We have also consolidated certain research and testing activities from our Bracknell, England facility to our modern facilities located in Richmond, Virginia, and have reduced research on products where the market does not provide an adequate return on investment.

         In first quarter 2001, we evaluated all engine oil additives assets, including the related intangible assets, for impairment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for Long-Lived Assets and for Long Lived Assets to be Disposed Of." We considered if the indefinitely idled assets were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in the second quarter 2001. The intangible assets had a book value of approximately $76 million at March 31, 2001. We determined that a writedown of the intangible assets was not appropriate.

         As part of the workforce reduction, we announced an involuntary severance program that resulted in a reduction of 319 positions. Included were staff at the engine oil additives plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program for most domestic salaried employees over age 52. The involuntary severance program included 98 employees who were eligible for early retirement. Thirty-two additional employees, whose positions were not eliminated, voluntarily retired. Of the 351 employees who were involuntarily severed or voluntarily retired, 138 positions were in manufacturing, 115 were in research and testing, and 98 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some occurred later in the second and third quarters. For the nine months 2001, we paid $8.8 million for costs related to the employees who were terminated by September 30, 2001 as well as other shutdown costs. We paid $3.0 million during the third quarter 2001.

         We charged $500 thousand for costs related to our cost reduction initiative program during the third quarter 2001. Of this, severance, early retirement, and other expenses amounted to $400 thousand. Noncash charges for a portion of the accelerated depreciation and related expenses amounted to $100 thousand. For the third quarter 2001, we reported $400 thousand of severance, early retirement, and other expenses as a special item. Selling, general, and administrative included $100 thousand.

         During nine months 2001, we reported charges of $74.0 million for the engine oil additives rationalization program. Severance, early retirement, and other expenses amounted to $29.1 million. Accelerated depreciation and related costs were $42.5 million and shutdown costs were $2.4 million. Of these costs, we reported $29.1 million of severance, early retirement, and other expenses as a special item. Cost of goods sold included $41.8 million; selling, general, and administrative included $100 thousand; and research, development, and testing expenses included $3.0 million.

         We believe that we have the ability to successfully implement our new business model for petroleum additives, which will improve our ability to comply with the terms of the New Credit Facility. While we believe our plan is sound and attainable, the possibility exists that unforeseen events or business conditions may adversely affect our ability to meet certain financial covenants of the New Credit Facility.

         If unforeseen events or conditions restrict us from meeting our targeted results, we have alternative plans that we believe would improve our ability to comply with the debt covenants. These plans include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, and reductions in working capital. In the event that we are not in compliance with the debt covenants at some future date, we would pursue various alternatives. These may include, among other things, refinancing of debt or obtaining covenant amendments or waivers. While we believe we could successfully complete alternative arrangements if necessary, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.


         Recently Issued Accounting Standards
         ------------------------------------
         The Financial Accounting Standards Board issued four new Statements of Financial Accounting Standards (SFAS.)

         SFAS 141 "Business Combinations", issued in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The pooling-of-interests method of accounting is no longer allowed. We do not expect this statement to have a significant impact on Ethyl's financial statements.

         SFAS 142 "Goodwill and Other Intangible Assets", issued in July 2001, is effective for fiscal years beginning after December 15, 2001. The statement eliminates the amortization of goodwill as of January 1, 2002. In addition, the statement no longer requires that intangibles be amortized if the life of the intangible is determined to be indefinite. Further, goodwill and intangibles will be reviewed at least annually for possible impairment. While we will discontinue goodwill amortization on December 31, 2001, we are currently evaluating the full impact of this statement.

         SFAS 143 "Accounting for Asset Retirement Obligations" was issued in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. We have not completed the necessary analysis, and therefore cannot yet assess the potential impact on our financial statements.

         SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. While this statement supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", SFAS 144 retains the framework established in SFAS 121 and addresses implementation issues. SFAS 144 also supercedes Accounting Principles Board Opinion Number 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" and addresses the accounting for disposal of long-lived assets of a discontinued operation. Generally, SFAS 144 requires that impaired assets or assets to be disposed of, whether reported in continuing operations or discontinued operations, be recorded at the lower of carrying amount or fair value less cost to sell. We are currently evaluating the impact of this statement.


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

         At September 30, 2001, we recorded our marketable securities at a fair value of $13.5 million including net unrealized losses of $4.4 million. The estimated loss in the fair value of marketable securities resulting from a hypothetical 10% decrease in price is $1.3 million.

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


                                             ETHYL CORPORATION
                                             -----------------
                                               (Registrant)



Date: November 6, 2001                       By: /s/ D. A. Fiorenza
                                             ----------------------
                                             David A. Fiorenza
                                             Vice President and Treasurer
                                             (Principal Financial Officer)


Date: November 6, 2001                       By: /s/ Wayne C. Drinkwater
                                             ---------------------------
                                             Wayne C. Drinkwater
                                             Controller
                                             (Principal Accounting Officer)