Form 10-K
period 2001-12-31
ETHYL CORP
filed 2002-03-29
CIK 33656

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-5112

                               -----------------

                               ETHYL CORPORATION

       Incorporated pursuant to the Laws of the Commonwealth of Virginia

        Internal Revenue Service Employer Identification No. 54-0118820

                    330 South Fourth Street P. O. Box 2189
                         Richmond, Virginia 23218-2189

                                 804-788-5000

                               -----------------

        Securities registered pursuant to Section 12(b) of the Act:

         Title of each class     Name of each exchange on which registered
         -------------------     -----------------------------------------
      COMMON STOCK, $1 Par Value          NEW YORK STOCK EXCHANGE
                                          PACIFIC STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


   Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002: $84,660,309.00.*

   Number of shares of Common Stock outstanding as of February 28, 2002:
83,454,650

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Ethyl Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

--------
* In determining this figure, an aggregate of 9,836,990 shares of Common Stock reported in the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on February 28, 2002, as reported by The Wall Street Journal.
================================================================================

                             FINANCIAL HIGHLIGHTS

                                                                          2001       2000
                                                                        ---------  --------
                                                                        (in thousands except
                                                                         per-share amounts)
OPERATIONS:
    Income after income taxes before nonrecurring items................ $   9,762  $  8,583
    Nonrecurring (expense) income after income taxes (a)...............  (114,802)   52,414
                                                                        ---------  --------
    Net (loss) income.................................................. $(105,040) $ 60,997
                                                                        =========  ========
PER COMMON SHARE:
    Basic and diluted (loss) earnings per share:
        Income after income taxes before nonrecurring items............ $     .12  $    .10
        Nonrecurring (expense) income after income taxes (a)...........     (1.38)      .63
                                                                        ---------  --------
    Net (loss) income.................................................. $   (1.26) $    .73
                                                                        =========  ========
    Shares used to compute basic and diluted (loss) earnings per
      share............................................................    83,455    83,462
                                                                        =========  ========
FINANCIAL POSITION:
        Total debt..................................................... $ 335,957  $443,244
                                                                        =========  ========
--------
(a) Nonrecurring (expense) income after income taxes:

        Engine oil additives rationalization costs:
            Write-off of assets........................................ $ (25,886) $     --
            Severance, early retirement, and other costs...............   (21,769)       --
            Gain on sale of assets.....................................     3,289        --
        Pension settlement (expense) income including
          2001excise tax provision.....................................   (68,825)   51,348
        (Loss) gain on impairments and sales of nonoperating assets....    (1,611)    1,459
        Income tax election credit.....................................        --     2,737
        Income from demutualization of MetLife, Inc....................        --     2,580
        Write-off of plant assets......................................        --    (4,793)
        Special retirement charge......................................        --      (917)
                                                                        ---------  --------
                                                                        $(114,802) $ 52,414
                                                                        =========  ========

                                              Form 10-K
                                          Table of Contents
                                                                                              Page
                                                                                              ----
Form 10-K Cover Page

PART I
Item 1.  Business............................................................................   1

Item 2.  Properties..........................................................................   8

Item 3.  Legal Proceedings...................................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders.................................   9

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...............  10

Item 6.  Selected Financial Data.............................................................  11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation  13

Item 7a. Quantitative and Qualitative Disclosures About Market Risk..........................  24

Item 8.  Financial Statements and Supplementary Data.........................................  26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  58

PART III
Item 10. Directors and Executive Officers of the Registrant..................................  59

Item 11. Executive Compensation..............................................................  59

Item 12. Security Ownership of Certain Beneficial Owners and Management......................  59

Item 13. Certain Relationships and Related Transactions......................................  59

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................  60

Signatures...................................................................................  62

                                    PART I

ITEM 1.   BUSINESS

   Ethyl Corporation develops, manufactures, blends, and markets fuel and lubricant additives technology and products around the world. Our tetraethyl lead (TEL) profits are derived primarily through marketing agreements in which we participate in the proceeds from the sale of TEL, a gasoline octane enhancer. A review of these operations is included in the Business Segments section. We are incorporated in Virginia and employed approximately 1,100 people at year-end 2001.

  Recent Developments

   In the first quarter of 2001 we began the implementation of a new business plan for our petroleum additives segment. With the engine oil additives market being in a prolonged state of weakness, we have taken steps to reduce our cost structure and create a more efficient company that continues to serve our customers with high quality goods and services. The new plan included consolidating the bulk of our engine oil production and research efforts into a few world-class facilities, the idling of certain facilities, and a workforce reduction. We are more focused on profitability rather than maintaining our historic market share. This plan is essentially complete and our efforts are already showing rewards.

   This new initiative also included reorganizing our product marketing teams, strengthening our regional management teams, and renewing our focus on helping customers grow their business and control their costs. We continue to aggressively pursue new profitable businesses and are making some gains. Further discussion of the new business plan is included in Item 7 of this report.

   In 2001 we made progress on our debt reduction program. Continuing strong cash flows from operations, together with generating cash from our pension surplus and other strategic initiatives, enabled us to reduce our debt $107 million during the year.

   We completed the Fourth Amendment to Amended and Restated Credit Agreement amounting to $396 million with our lenders in March 2002. This agreement is collateralized. As part of our financing strategy, we also completed a loan agreement with Bruce C. Gottwald, Chairman of the Board of Ethyl, under which he loaned Ethyl $18.6 million in February 2002. The note is secured by a deed of trust on our headquarters property located in Richmond, Virginia. Proceeds from this loan were used to reduce bank debt. Details of these agreements are discussed further in the Liquidity section of Item 7.

   On May 30, 2001, Bruce C. Gottwald announced his retirement as Chief Executive Officer. He continues as Chairman of the Board of Directors and Executive Committee.

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

   Effective January 2000, Ethyl's Swiss subsidiaries entered into TEL marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (collectively, Alcor), to market and sell TEL outside North America and the European Economic Area. The Associated Octel Company Limited (Octel) purchased Alcor in the fall of 1999. These Alcor marketing agreements are similar to the marketing agreements we already had in place with Octel.

   During 2001, the Alcor TEL marketing agreements were amended to include the proceeds from the sale of TEL resulting from agreements recently entered into by an Alcor subsidiary. These agreements are with Veritel Chemicals BV (Veritel) and its parent company, General Innovative Investment NV and provide for the exclusive right to market and sell TEL sourced from Veritel in certain areas of the world, excluding primarily the United States and the Russian Federation. Veritel is party to supply agreements under which it has the exclusive right to distribute TEL manufactured by OAO Sintez, a Russian company, to areas outside the Russian Federation and the United States. Further discussion of the TEL marketing agreements is included in Note 3.

   We believe the strategic actions we have taken in 2001 are beginning to improve earnings and provide growth prospects for our company. The entire Ethyl team continues to aggressively pursue initiatives to continue this progress.

   On December 20, 2001, we received notification from the New York Stock Exchange (NYSE) that our share price had fallen below the continued listing criteria of the NYSE which requires an average closing price of not less than $1.00 over a consecutive 30 trading-day period. In accordance with NYSE procedure, we are required to bring our share price and average share price above $1.00 by the later of six months following receipt of the notification or our next annual meeting if shareholder approval is deemed necessary. As a result, on March 27, 2002, the Board of Directors unanimously approved and recommended to shareholders a one for five reverse stock split of Ethyl's common stock. The proposed reverse stock split will be presented to shareholders for approval at Ethyl's annual meeting, which has been rescheduled for 11:00 a.m. on June 4, 2002.

  Business Segments

   Ethyl reports our business in two distinct segments: petroleum additives and tetraethyl lead. We divide our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product marketed primarily through third-party agreements.

   Petroleum Additives--Petroleum additives are used in lubricants or fuels and have many different applications. The petroleum additives market is highly competitive with three other major companies, as well as a number of other companies in the industry.

   Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine. Our lubricant additives are used in oils, fluids, and greases. Ethyl additives are rigorously tested and designed to meet or exceed the most stringent oil industry, government, and original equipment manufacturer (OEM) specifications. We sell lubricant additives to major oil marketers and independent lubricant manufacturers around the world.

   Lubricant additive technology applications include:

   Driveline

    .  automatic transmission fluids

    .  automotive and commercial gear oils

   Industrial

    .  hydraulic oils

    .  turbine oils

    .  slideway oils

    .  specialty lubricants

   Engine Oil

    .  passenger car engine oils

    .  light and heavy duty diesel engine oils

    .  railroad and marine, medium-speed diesel engine oils

   Fuel additives are chemical components that improve the refining process and performance of gasoline, diesel, and other fuels. Benefits of fuel additives in the refining process include reduced use of crude oil during refining and improved fuel storage properties. Fuel performance benefits include fuel ignition improvements, emissions reduction, and protection against deposits for fuel injectors, intake valves, and the combustion chamber. Ethyl fuel additives are also tested extensively and designed to meet stringent industry, government, and OEM requirements.

   One of our most notable fuel additives is MMT(R) (MMT). Good science continues to support the many benefits of MMT, one of the most comprehensively tested fuel additives in history. MMT continues to gain support in new markets around the world. When used in the refinery process, MMT provides octane enhancement while reducing the amount of crude oil necessary to produce gasoline. When MMT is used in unleaded gasoline, it reduces tailpipe emissions of known contributors to urban smog.

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

   TEL is marketed to petroleum refiners, through our agreements with Octel and Alcor, in all world areas except for North America. We continue to sell and compete in North America.

   We expect the market for TEL to decline at an average rate of about 15% annually. Ethyl's marketing agreements with Octel and Alcor help us manage this shrinking market by providing efficiencies of operation.

  Raw Materials and Product Supply

   We use a variety of raw materials in our manufacturing processes. Base oil, poly isobutylene, olefin copolymers, antioxidants, and alcohols are the most significant of these raw materials. Generally, we purchase major raw materials under long-term contracts with multi-source suppliers and believe the availability of the raw materials is sufficient for our operations. Certain products are obtained through single-source suppliers.

   We have the following long-term agreements for finished products:

    .  DSM Copolymer, Inc. supplies olefin copolymer viscosity index improvers

    .  Octel supplies TEL

    .  Albemarle Corporation supplies MMT and antioxidants

   The agreement with DSM Copolymer, Inc. was extended in March 2002 for an additional ten years.

  Research, Development, and Testing

   Ethyl's research, development, and testing (R&D) provides the basis for our global petroleum additives technology. Through product development and performance testing, Ethyl R&D provides our customers with technology and support to achieve desired product performance.

   As we implemented the new petroleum additives business model, Ethyl reduced R&D expenditures from $73 million in 2000 to $58 million in 2001. Most of the reduction was related to development and testing of engine oil additive products to align our research effort with the new business model. In other product areas, our research and testing efforts are at similar or increased levels from 2000 as we remain committed to providing some of the most advanced products and comprehensive testing programs in the industry to support our customers worldwide. The 2001 total included $3.2 million related to the engine oil additives rationalization program.

   Ethyl completed development of several new products during 2001 that either have been commercialized or are ready for commercialization in 2002. These include fuel economy improving factory fill gear oils; automatic transmission fluid additives aimed at automakers in North America, Europe, and Japan; additives for continuously variable transmission fluids; and a more cost effective gasoline detergent, as well as a more cost effective diesel detergent. We also developed viscosity index improvers; hydraulic fluid additives; tractor hydraulic fluid additives, and advanced low phosphorus passenger car engine oil additive technology.

  Patents and Trademarks

   Ethyl actively protects our inventions, new technologies, and product developments. We currently own approximately 700 issued United States and foreign patents, with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, Ethyl has acquired the rights under patents and inventions of others through licenses. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

   Ethyl also has several hundred trademark registrations throughout the world for our marks including Ethyl(R), MMT(R), HiTEC(R), and GREENBURN(R), as well as pending trademark applications.

  Commitment to Responsible Care(R)

   We are committed to supporting the principles of the American Chemistry Council (ACC) Responsible Care program. As part of this commitment, we have established Responsible Care goals. These goals are worldwide in nature and are just a portion of the metrics we use to manage the environmental and safety aspects of our business. They are continuous and ongoing.

.. Goal 1: We will have zero reportable spills involving Ethyl products and all chemicals Ethyl handles.

          In both 2001 and 2000, Ethyl had two spills that were reported since they were over the listed reportable quantities. The environmental impact of these spills was negligible.

.. Goal 2: We will have zero reportable process safety incidents.

          Ethyl had no significant process safety incidents in 2001 and 2000. Significant process safety incidents are fires, explosions and toxic releases which result in a lost-time injury, off-site consequences, or greater than $25 thousand of damages.

.. Goal 3: We will have zero recordable injuries.

          Ethyl's worldwide recordable rate for 2000 was 0.98 injuries per 200,000 manhours worked. In
          2001 the recordable rate was 1.39 injuries per 200,000 manhours worked. We are not satisfied with the increase in 2001 and are committed to re-establishing our continuous progress toward zero injuries.

   All of us at Ethyl are responsible for environmental and safety excellence, and we accept and demonstrate the type of leadership that will ensure the continued success of our efforts. Responsible Care is a way of life at Ethyl, enhancing operations, the way we work, and the relationships we maintain with our customers and our communities.

  Environmental

   Ethyl operates under policies that comply with federal, state, local, and foreign requirements regarding the handling, manufacture, and use of materials. One or more regulatory agencies may classify some of these materials as hazardous or toxic. We also comply with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in every material respect.

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

   Total gross liabilities accrued at year-end for environmental remediation were $26 million for 2001 and $28 million for 2000. We recorded expected insurance reimbursement assets for these amounts of $6 million in 2001 and $5 million in 2000. As new technology becomes available, it may be possible to reduce accrued amounts. While we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact.

   Ethyl spent $12 million in 2001 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $12.4 million in 2000 and $14 million in 1999. Of these amounts, the ongoing costs of operations were $11 million in 2001, $11.7 million in 2000, and $13 million in 1999. The balance represents clean-up, or remediation and monitoring costs. These environmental operating and clean-up expenses are included in cost of goods sold. In the next year, we expect environmental operating and remediation costs to be about the same as 2001.

   On capital expenditures for pollution prevention and safety projects, we spent $2 million in 2001 and $3 million in both 2000 and 1999. Over the next few years, we expect capital expenditures to be about the same as 2001.

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

   During 2000, the Environmental Protection Agency (EPA) named Ethyl as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, Ethyl is participating with other PRPs in site investigations and feasibility studies. We are responsible for 6.47% of the study cost and have accrued for the estimated expenses. Because of the early stage, we cannot make a reasonable estimate of the total cost of Ethyl's share of responsibilities related to any site remediation or clean-up.

   At another United States site, Ethyl and the other PRPs had previously appointed a management company to facilitate the remediation and monitoring of the site. During 2000, the management company informed us of a favorable change in the necessary work at the site. This change resulted in 30% lower costs in 2001 and should continue to result in significantly lower monitoring costs over the next 15 years.

   Ethyl also owns several other environmental sites where we are in the process of remediation and monitoring. At our largest United States site, we have substantially completed remediation and will be monitoring the site for an extended period. In addition, we substantially completed dismantling and remediation on TEL bulk storage facilities in Europe and Singapore in 2001.

  Segment Assets

   The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation; intangible assets and prepayments for services, both net of amortization.

                    Segment Assets and Related Information

                                                     2001     2000     1999
                                                    ----     ------   ----
                                                    (in millions of dollars)
   Segment assets
      Petroleum additives.......................... $477    $  579    $667
      Tetraethyl lead..............................   95        85      55
                                                     ----    ------    ----
                                                     572       664     722
   Cash and cash equivalents.......................   12         5      16
   Restricted cash.................................    1         1      --
   Other accounts receivable.......................   12        21       4
   Deferred income taxes...........................   21         8      13
   Prepaid expenses................................    3         5       5
   Prepaid pension cost............................   26       225     127
   Other assets and deferred charges...............   73        73     104
                                                     ----    ------    ----
          Total assets............................. $720    $1,002    $991
                                                     ====    ======    ====

   Additions to long-lived assets
      Petroleum additives.......................... $ 11    $   15    $ 15
      Tetraethyl lead (a)..........................   25        39      --
      Other long-lived assets......................    1         1       1
                                                     ----    ------    ----
          Total additions to long-lived assets..... $ 37    $   55    $ 16
                                                     ====    ======    ====

   Depreciation and amortization
      Petroleum additives (b)...................... $ 86    $   54    $ 58
      Tetraethyl lead (a)..........................    7         8       2
      Other long-lived assets......................    7         4       5
                                                     ----    ------    ----
          Total depreciation and amortization...... $100    $   66    $ 65
                                                     ====    ======    ====

--------
(a) The addition to TEL long-lived assets in 2001 and 2000 relate to the payment for services paid to Alcor. The amortization of the prepayment for services was $6 million in 2001 and $7 million in 2000.

(b) Depreciation and amortization includes $41 million of accelerated depreciation related to the engine oil additives rationalization in 2001.

  Geographic Areas

   Ethyl has operations in the United States, Europe, Asia, and Latin America, as well as in Australia and Canada. The economies are stable in most of the countries where we operate. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. dollar denominated transactions, letters of credit, and prepaid transactions. We have also participated in selective foreign currency forward contracts in past years. Our foreign customers mainly consist of financially viable government organizations and large companies.

   The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the three years shown. Except for the United States and Canada, no country exceeded 10% of net sales. The United States was the only country that exceeded 10% of long-lived assets in any year. Ethyl allocated revenues to geographic areas based on the location to which the product was shipped. The reduction in net sales in the United States in 2001 is primarily the result of the loss of our engine oil additives position with three major customers, which is discussed more fully in Item 7.

                               Geographic Areas

                                                    2001    2000     1999
                                                  -------  ------   ------
                                                  (in millions of dollars)
Net Sales (a)
   United States................................. $   282  $  413   $  410
   Canada........................................      74      72       65
   Other foreign.................................     369     359      395
                                                  -------  ------   ------
       Consolidated net sales.................... $   725  $  844   $  870
                                                  =======  ======   ======

Long-lived assets
   United States................................. $   264  $  333   $  378
   Foreign.......................................      55      77       54
                                                  -------  ------   ------
       Total long-lived assets................... $   319  $  410   $  432
                                                  =======  ======   ======

--------
(a) Certain amounts have been reclassified to conform to our current presentation.

ITEM 2.  PROPERTIES

   Ethyl's principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities and manufacturing properties, which primarily support the petroleum additives business segment.

   Research, Development, and       Ashland, Virginia (leased)
     Testing                        Bracknell, England
                                    Richmond, Virginia
                                    Tsukuba, Japan (leased)
   Manufacturing                    Feluy, Belgium
                                    Houston, Texas (also
                                    provides TEL storage and
                                    distribution)
                                    Natchez, Mississippi
                                    (idled facility)
                                    Orangeburg, South
                                    Carolina (idled facility,
                                    leased land)
                                    Port Arthur, Texas
                                    Rio de Janeiro, Brazil
                                    Sarnia, Ontario, Canada
                                    Sauget, Illinois


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

   Under our supply optimization plan, Ethyl continuously evaluates production facilities. In February 2001, we announced a new business strategy related to our engine oil additives business (see Recent Developments). As part of this business plan, we idled engine oil additive units in our Houston, Texas plant and one of the units at our plant in Brazil. We also idled a smaller plant in Natchez, Mississippi. We evaluated all engine oil additive assets for impairment. The positive cash flows being generated by these assets continue to support their value on our balance sheet. The assets that were idled in 2001 were fully depreciated by their closure date.

   During 2000, we permanently idled the facility in Orangeburg, South Carolina and wrote its value down to zero. We concluded that the market for the product that was produced at the facility had not grown as anticipated and that available supply and production facilities were adequate for demand of the product.

ITEM 3.  LEGAL PROCEEDINGS

   Ethyl was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, on September 22, 1999. Both cases claim damages attributable to lead. The cases were Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield is no longer a named plaintiff in the first case and the case is now identified as Young. Young seeks recovery for alleged property damage from lead paint, which Ethyl never produced or distributed. Smith is for alleged personal injuries for six children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed the Young case in its entirety in December 2001 and dismissed Ethyl from the Smith case in February 2002. These decisions could be appealed by the plaintiffs. Ethyl has strong defenses and has vigorously defended the cases.

   Ethyl and our subsidiaries are involved in other legal proceedings. These legal proceedings are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These proceedings also include product liability cases, as well as premises asbestos cases.

   While it is not possible to predict or determine the outcome of any legal proceedings, it is our opinion that Ethyl and our subsidiaries will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no issues submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

   Ethyl's common stock is traded on the New York and Pacific stock exchanges under the symbol EY. A total of 400 million shares of common stock is authorized, of which 83,454,650 shares were outstanding as of December 31, 2001. The registered shareholders were 10,945 at December 31, 2001 and 11,654 at December 31, 2000.

   The following table shows the high and low prices of our common stock each quarter, as well as the dividends declared. On July 27, 2000, the Board of Directors suspended our dividend.

                                                       2001
                             ---------------------------------------------------------
                             First Quarter Second Quarter Third Quarter Fourth Quarter
                             ------------- -------------- ------------- --------------
High........................    $ 2.44         $ 1.68         $1.68         $1.00
Low.........................    $  .99         $ 1.12         $ .87         $ .55

                                                       2000
                             ---------------------------------------------------------
                             First Quarter Second Quarter Third Quarter Fourth Quarter
                             ------------- -------------- ------------- --------------
High........................    $ 4.00         $ 3.69         $2.81         $2.00
Low.........................    $ 2.69         $ 2.19         $1.44         $1.31
Dividends declared per share    $.0625         $.0625         $  --         $  --

ITEM 6.  SELECTED FINANCIAL DATA

                                   Ethyl Corporation & Subsidiaries

                                           Five Year Summary
                                                               Years Ended December 31
                                                               -----------------------
                                                 2001        2000        1999       1998       1997
                                              ----------  ----------  ---------- ---------- ----------
                                                       (in thousands except per-share amounts)
Results of Operations
Net sales (1)................................ $  724,462  $  843,575  $  869,876 $1,001,091 $1,090,487
Costs and expenses (2).......................    758,928     827,240     815,042    898,669    950,563
TEL marketing agreements services............     36,571      36,619      53,993     14,944         --
Special items (expense) income, net (2)(3)...   (114,016)     76,009       7,200      4,885         --
                                              ----------  ----------  ---------- ---------- ----------
 Operating (loss) profit.....................   (111,911)    128,963     116,027    122,251    139,924
Interest and financing expenses..............     32,808      36,075      35,506     40,409     25,668
Other (expense) income, net (4)..............     (4,274)     (2,793)        601     24,519     (4,274)
                                              ----------  ----------  ---------- ---------- ----------
(Loss) income before income taxes............   (148,993)     90,095      81,122    106,361    109,982
Income tax (benefit) expense.................    (43,953)     29,098      25,825     35,782     32,452
                                              ----------  ----------  ---------- ---------- ----------
Net (loss) income............................ $ (105,040) $   60,997  $   55,297 $   70,579 $   77,530
                                              ==========  ==========  ========== ========== ==========
Financial Position and Other Data
Total assets................................. $  719,625  $1,001,639  $  991,380 $1,082,239 $1,080,472
Operations:
 Working capital............................. $  125,339  $   93,909  $  161,766 $  213,862 $  218,686
 Current ratio...............................  1.79 to 1   1.46 to 1   1.80 to 1  2.20 to 1  2.21 to 1
 Depreciation and amortization (2)........... $   99,518  $   66,256  $   65,125 $   63,310 $   61,752
 Capital expenditures........................      9,515      13,828      13,793     22,738     43,496
 Gross margin as a % of net sales (1)( 2)....       12.9        19.6        22.3       24.9       27.7
 Research, development, and testing expenses
   (5)....................................... $   57,607  $   72,941  $   66,957 $   67,363 $   71,172
Total debt (6)...............................    335,957     443,244     474,222    558,824    641,136
Common and other shareholders' equity (6)....    145,293     259,413     215,209    187,002    144,598
Total debt as a % of total capitalization (6)       69.8        63.1        68.8       74.9       81.6
Net (loss) income as a % of average
  shareholders' equity.......................
                                                   (51.9)       25.7        27.5       42.6       21.5
Common Stock
Basic and diluted (loss) earnings per
  share (7).................................. $    (1.26) $      .73  $      .66 $      .85 $      .71
Shares used to compute basic earnings per
  share......................................     83,455      83,462      83,465     83,465    109,793
Shares used to compute diluted earnings per
  share......................................     83,455      83,462      83,465     83,465    109,800
Cash dividends declared per share (8)........ $       --  $     .125  $      .25 $      .25 $      .44
Equity per share (6)......................... $     1.74  $     3.11  $     2.58 $     2.24 $     1.73

                        Notes to the Five Year Summary

(1) Freight costs have been reclassified from net sales to cost of sales for all periods presented. This reclassification amounted to $17 million for the first nine months of 2001, $23 million in 2000, $26 million in 1999, $27 million in 1998, and $27 million in 1997.

(2) Asset writedowns, severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines were $76 million ($48 million after income taxes) for 2001. Costs and expenses were $47 million ($29 million after income taxes) and included $41 million related to the accelerated depreciation of certain engine oil additive assets and $6 million of other costs. Early retirement, severance, and related expenses amount to $29 million ($19 million after income taxes) and are included in special items (expense) income, net.

(3) In addition to the 2001 special items expense discussed above in Note (2), there was a recognition of a $62 million noncash loss ($43 million after income taxes) on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Also included was a $26 million charge ($26 million after income taxes) related to excise taxes on the pension reversion partially offset by a $3 million gain ($3 million after income taxes) on the sale of certain assets in Bracknell, England.

   The special items in 2000 include a benefit of $81 million ($51 million after income taxes) related to settlements of certain pension contracts resulting in the recognition of noncash gains and a $4 million benefit ($3 million after income taxes) related to the demutualization of MetLife, Inc. These items were partially offset by an $8 million charge ($5 million after income taxes) for the write-off of plant assets and a $1.4 million special retirement charge ($900 thousand after income taxes). The special item in 1999 consists of a supply contract amendment of $7 million income ($4 million after income taxes). The special items in 1998 consist of a benefit of $9 million, net of related expenses, ($6 million after income taxes) due to a settlement with the Canadian government partially offset by a charge related to an enhanced retirement offer of $4 million ($3 million after income taxes).

(4) Other (expense) income, net in 2001 includes $3 million of expenses related to the refinancing of our debt. Also included is a net charge related to nonoperating assets of $3 million ($2 million after income taxes) resulting from impairment losses of $4 million partially offset by a gain on a sale of $1 million. Other (expense) income, net for 2000 includes a $3 million charge for our percentage share of losses in equity investments ($2 million after income taxes) offset by a $2 million gain ($1 million after income taxes) on the sale of a nonoperating asset. Other income for 1998 includes a $15 million gain on the sale of a nonoperating asset ($9 million after income taxes) and $8 million income related to the settlement of a federal income tax audit ($6 million after income taxes). Other expense for 1997 includes a charge related to nonoperating assets of about $6 million ($3 million after income taxes) resulting from impairment losses of $16 million offset by gains on sales of $10 million.

(5) Research and development expenses related to new products and processes were $33 million in 2001, $40 million in 2000, $41 million in 1999, $40 million in 1998, and $42 million in 1997.

(6) In 1997, total debt and total debt as a percentage of total capitalization, as well as the decrease in shareholders' equity and equity per share, reflect the effects of the stock buy-back that took place on October 2, 1997. Ethyl acquired about 35 million shares of our common stock in accordance with the stock buy-back offer. We financed the total transaction cost of about $329 million under our loan agreement. We base equity per share on the number of common shares outstanding at the end of each year.

(7) We restated the earnings per share figures and number of shares used to compute earnings per share in accordance with FASB Statement No. 128, adopted effective December 31, 1997.

(8) The decrease in cash dividends declared in 2001 and 2000 reflects the suspension of the dividend effective July 27, 2000. The decrease in cash dividends declared in 1998 reflects the reduction of the annual cash dividend rate to $.25 per share from $.50 per share effective for the dividend declared on October 30, 1997 and paid on January 1, 1998.

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

RESULTS OF OPERATIONS

  Net Sales

   Consolidated net sales in 2001 reflected the transitions taking place in our engine oil additives business during the year. During 2000, the conditions in the engine oil additives business continued to erode to an extent that the return on our investment was unsatisfactory. In December 2000 we attempted to increase prices for this product line, but were unsuccessful. These were the factors for the loss of our engine oil additive position with three major customers. Those three customers were Equilon, Pennzoil-Quaker State, and Exxon Mobil Corporation.

   Recovering from the loss of significant volumes early in 2001, we are making gains in our petroleum additives product lines and in most regions. It is the nature of the petroleum additives business that once new business is awarded, there can be a time lag before shipping begins. Even though we are making gains, weak margins in engine oils continue to hurt our results.

   In 2000, net sales to each of the three customers of our petroleum additives segment whose engine oil business we lost exceeded 10% of total net sales. Equilon amounted to $112 million (13% of total net sales), Pennzoil-Quaker State also amounted to $112 million (13% of total net sales), and Exxon Mobil Corporation amounted to $95 million (11% of total net sales). These sales primarily represented engine oil products.

   The petroleum additives segment reported net sales in 1999 of $121 million (14% of total net sales) to Equilon and $105 million (12% of total net sales) to Pennzoil-Quaker State.

   No other customer accounted for over 10% of Ethyl's total net sales in any year.

   Consolidated net sales for 2001 reflected the impact of the issues discussed above and were lower than both 2000 and 1999 as reflected in the following table. We reclassified previously reported net sales amounts for the first nine months of 2001, as well as the years 2000 and 1999 to comply with recent accounting guidance. There was no effect on net income as a result of these reclassifications. The net effect of the adoption was increased net sales, as well as increased cost of goods sold of $17 million for the first nine months of 2001, $23 million in 2000, and $26 million in 1999.

                             Net Sales By Segment

                                         2001    2000    1999
                                       ----     ----    ----
                                       (in millions of dollars)
                Petroleum additives... $708     $817    $844
                Tetraethyl lead.......   17       27      26
                                         ----    ----    ----
                Consolidated net sales $725     $844    $870
                                         ====    ====    ====

   Petroleum Additives--While our petroleum additives sales, excluding engine oil additives, improved over 2000, the loss of the high volume engine oil customers discussed above resulted in overall sales being 13% lower than 2000 and 16% lower than 1999. We had substantially completed shipments of engine oil additives to these customers by the end of the second quarter 2001.

   The reduction in net sales from 2000 reflects lower shipments resulting in an unfavorable impact of $127 million. The impact of lower volumes was partly offset by a very modest overall improvement in selling prices which, including some benefit of product mix, increased net sales in 2001 by only $18 million.

   Shipments were also lower when compared to 1999 causing an unfavorable impact of $164 million on net sales. A modest increase in selling prices only partially offset the impact of the volumes by increasing net sales $28 million when compared to 1999.

   Tetraethyl Lead--Most of the TEL marketing activity is through the agreements with Octel and Alcor, under which we do not record the sales transactions. Therefore, TEL net sales reflected in the table above are those made by Ethyl in areas not covered by the agreements, as well as sales made to Octel under the terms of the agreements.

   TEL net sales were down in 2001 when compared to both 2000 and 1999. Sales to Octel were down $6 million when compared to 2000 and $1 million when compared to 1999. During the first quarter 2001, Octel purchased substantially all of the remaining inventory they are required to purchase from Ethyl under the agreements. The decrease in TEL sales, excluding Octel, reflects the expected and continuing market decline. Because of the anticipated continued market decline, we expect net sales next year to be lower than 2001.

  Segment Operating (Loss) Profit

   Ethyl evaluates the performance of petroleum additives and TEL based on segment operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets and the prepayments for services are included in the operating profit of each segment.

   The table below reports operating (loss) profit by segment, as well as a reconciliation to (loss) income before income taxes for the last three years.

                        Segment Operating (Loss) Profit

                                                     2001       2000   1999
                                                     -----     ----   ----
                                                    (in millions of dollars)
      Petroleum additives before nonrecurring items $  36      $ 33   $ 78
      Nonrecurring items...........................   (72)       (8)     7
                                                     -----      ----   ----
      Petroleum additives..........................   (36)       25     85
      Tetraethyl lead..............................    32        39     48
                                                     -----      ----   ----
         Segment operating (loss) profit...........    (4)       64    133
      Corporate general and administrative expense.   (19)      (26)   (24)
      Interest expense.............................   (33)      (36)   (35)
      Pension contract settlements.................   (88)       81     --
      Other (expense) income, net..................    (5)        7      7
                                                     -----      ----   ----
      (Loss) income before income taxes............ $(149)     $ 90   $ 81
                                                     =====      ====   ====

   Petroleum Additives--Petroleum additives operating profit, excluding nonrecurring charges, improved to $36 million in 2001. This represents an improvement of 13% from year 2000 operating profit on the same basis. Compared with 1999 earnings of $78 million, excluding nonrecurring items, current year results were 54% lower.

   When compared to 2000, our operating profit, excluding nonrecurring items, reflected improved operating results in our overall petroleum additives business. We also benefited from our cost reduction initiatives, which resulted in lower selling, general, and administrative expenses (SG&A), as well as reduced costs for research, development, and testing. There was also a modest improvement in overall selling prices, and while average raw material cost for 2001 was higher than 2000, during the fourth quarter we did begin to realize the benefit of lower raw material costs. Offsetting the overall improvement in earnings on this basis is the continuing adverse industry conditions in the engine oil additives market and weak margins, which continues to negatively impact our results. Foreign exchange was also unfavorable.

   When compared to 1999, the lower profits in 2001 resulted from significantly lower shipments and higher raw material costs. Partially offsetting the impact of these, were higher selling prices, lower SG&A, and lower R&D.

   Total R&D expenses, excluding the nonrecurring engine oils rationalization charges, were $54 million in 2001, $73 million in 2000, and $67 million in 1999. The decrease in R&D expenses reflects the benefit of our cost reduction initiative undertaken as part of the engine oil additives rationalization. This included the consolidation of more of the R&D activities into our facilities in Richmond, Virginia, which improved efficiencies of operation. In addition, staff reductions, as well as performing internally more testing which previously had been done by external labs, has contributed to the significantly lower R&D expenses. Finally, in 2000 we completed a significant portion of the testing related to certain additive product specifications. R&D related to new products and processes was $33 million in 2001, $40 million in 2000, and $41 million in 1999. All of our R&D expenses were related to petroleum additives.

   SG&A decreased $5 million or 10% from 2000 and $4 million or 8% from 1999 levels. As a percentage of net sales, SG&A combined with R&D expenses were 14.7% in 2001, 15.7% in 2000, and 14.3% in 1999. The decrease primarily reflects the effect of lower SG&A and R&D expenses due to the impact of the cost reduction program.

   The nonrecurring charge of $72 million in 2001 was for costs related to the rationalization of our engine oil additives business of $75.5 million, which was partially offset by a $3 million gain on the sale of certain Bracknell, England assets. In 2000, petroleum additives operating profit included a nonrecurring charge of

$8 million for the write-off of an idled manufacturing facility. This write-off was part of an ongoing plant rationalization effort and improved the petroleum additives cost structure. A nonrecurring benefit of $7 million from a supply contract amendment is included in 1999.

   Tetraethyl Lead--Operating profit for TEL was on target for the year. The operating profit contribution from our marketing agreements of about $37 million was even with last year, but down compared to the $54 million operating profit in 1999. While volumes have decreased as expected in the three-year period, selling prices have improved and certain costs have been reduced.

   The TEL operating profit includes our operations and the costs of certain facilities that are not a part of the marketing agreements.

   The TEL operations for 2001, excluding the marketing agreements, were unfavorable compared to last year and slightly favorable to 1999 results. The year 2000 results benefited from the sale of TEL to Octel for use under the terms of the marketing agreements. These operations also included benefits of $1 million in 2001, $2 million in 2000, and $900 thousand in 1999 from the liquidation of last-in first-out (LIFO) inventory.

   In total, TEL operating profit decreased 18% when compared to 2000 and 33% when compared to 1999.

   The following discussion references certain captions on the Consolidated Statements of Income on page 26 of this Form 10-K.

  Special Items (Expense) Income, Net

   Special items (expense) income, net totaled $114 million expense in 2001 and included pension-related charges and engine oil additives rationalization charges which were partially offset by the $3 million gain on the sale of some of the assets in Bracknell, England. The termination of our U.S. salaried pension plan and the subsequent settlement of the pension contracts resulted in a noncash charge of $62 million. The excise tax on the reversion of the pension assets was $26 million. Severance, early retirement, and other expenses amounted to $29 million.

   There were $46.5 million engine oil additives-related costs not included in special items of which we reported $43 million in cost of goods sold; $3.2 million in research, development, and testing expenses; and $300 thousand in selling, general, and administrative expenses.

   Special items income, net totaled $76 million in 2000. Settlements of pension contracts resulted in the recognition of noncash gains of $81 million. In addition, the demutualization of MetLife, Inc. resulted in $4 million income. These were partly offset by an $8 million charge for the write-off of the idled Orangeburg manufacturing facility in petroleum additives and a special retirement charge of $1 million.

   The special item of $7 million income in 1999 was for a supply contract amendment in petroleum additives.

  Interest and Financing Expenses

   Interest and financing expenses were $33 million in 2001, $36 million in 2000, and $35 million in 1999. Compared to 2000, lower average debt outstanding resulted in a reduction of $6 million, while lower average interest rates resulted in a reduction of $2 million. Partially offsetting these were higher amortization of financing costs and fees of $5 million. Compared to 1999, lower debt outstanding resulted in a $9 million decrease in expense in 2001, which was partially offset by a higher effective interest rate amounting to a $2 million impact. Fees and amortization of financing costs were $5 million higher in 2001 than in 1999.

   Interest costs under the credit facility are based on market rates plus a premium. While the premium charged under our credit facility entered in April 2001 is higher than was charged under our previous facility, the reductions in the market rates resulted in our interest and financing costs being lower than if market rates had remained unchanged. In addition, interest and financing costs have decreased due to the significant reduction in outstanding debt. If market rates begin to increase, our interest and financing costs will also rise on the remaining debt.

  Other (Expense) Income, Net

   Other expense, net for 2001 was $4 million and included expenses of $2.6 million related to the refinancing of our debt, as well as $2 million for our percentage share of losses in equity investments. Also included is a loss on impairments of nonoperating assets of $4 million, which was partially offset by a gain of $1 million on the sale of a nonoperating asset.

   The $1 million gain in 2001 on the sale of a nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town.

   Other expense, net for 2000 was $3 million. The 2000 total included $3 million for our percentage share of losses in equity investments, which was partially offset by a $2 million gain on the sale of nonoperating assets.

   Other income, net totaled $600 thousand in 1999.

  Income Taxes

   Income taxes were a benefit of $44 million in 2001 and expense of $29 million in 2000 and $26 million in 1999. The change in our (loss) income before income taxes resulted in $77 million of the decrease in income taxes. This was partially offset $4 million by the effect of a lower effective income tax rate in 2001. The effective tax rate was 29.5% in 2001 and 32.3% in 2000. The lower effective income tax rate on the 2001 loss primarily reflects the nondeductible excise tax on the reversion of pension assets. The rate for 2000 reflected the recognition of certain income tax benefits.

   In comparison to 1999, the decrease in our (loss) income before taxes contributed $73 million to the reduction in income taxes. This was partially offset by $3 million as the result of a lower effective income tax rate in 2001. The effective tax rate in 1999 was 31.8% and included the recognition of certain income tax benefits.

   While our deferred taxes are in a net asset position, we believe that we will recover the full benefit of our deferred tax assets. See Note 19 in the Notes to Consolidated Financial Statements for details on income taxes.

  Net (Loss) Income

   The net loss was $105 million ($1.26 per share) in 2001. Net income was $61 million ($.73 per share) in 2000 and $55 million ($.66 per share) in 1999. Included in net (loss) income were nonrecurring charges, net totaling $115 million ($1.38 per share) in 2001. Nonrecurring income, net totaled $52 million ($.63 per share) in 2000 and $4 million ($.05 per share) in 1999. Excluding the nonrecurring items, net income was $10 million ($.12 per share) in 2001, $9 million ($.10 per share) in 2000, and $51 million ($.61 per share) in 1999.

   Included in our 2001 results is a decrease of $7 million in corporate general and administrative expenses from 2000 levels and $5 million from 1999. The year 2001 also included pension income (before income taxes and excluding terminations and settlements) of $4 million as compared to $13 million in 2000 and $15 million in 1999. The significant reduction in noncash pension income from prior year levels is the result of a lower surplus in the new pension plan than that in the terminated plan.

  CASH FLOWS DISCUSSION

   We generated cash from operating activities of $126 million in 2001, as compared to $89 million in 2000 and $128 million in 1999. The cash flows from operating activities in 2001 included the net cash benefit of $54 million from the asset reversion of one of our pension plans. In 2001, we combined the cash from operating activities, as well as $11 million from the sale of certain assets to primarily make a net repayment on debt of $107 million, to pay $12 million in debt issuance costs, to fund capital expenditures of $10 million, and to increase cash and cash equivalents on hand by $8 million. We also funded a payment of TEL marketing agreement services of $2.5 million.

   In 2000, we used the cash from operating activities, as well as cash-on-hand of $11 million and other proceeds of $3 million to fund the prepayment of TEL marketing agreement services of $39 million and pay dividends of $16 million. In addition, we funded capital expenditures of $14 million, reduced long-term debt $32 million, and spent $4 million on an equity investment.

   In 1999, we used the cash from operating activities to repay $86 million of long-term debt, pay dividends of $21 million, fund $14 million of capital expenditures, and increase our cash balance $7 million.

   Cash dividends paid per common share were $0.1875 in 2000 and $0.25 in 1999. The reduction in dividends paid in 2000 is the result of the suspension of our dividend. The Board of Directors took this action on July 27, 2000 to improve our cash flow.

   Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

   Depreciation and amortization in the Consolidated Statements of Cash Flows for 2001 includes accelerated depreciation of $41 million due to the shortened lives of certain engine oil assets.

  FINANCIAL POSITION AND LIQUIDITY

   In the year 2001, we had three primary goals. These goals were profitable growth, debt reduction and ongoing cost management. Solid progress was made toward each of these goals. Improved earnings, excluding nonrecurring items, was a result of continuing to offer high quality goods and services to our customers through the dedicated efforts of our employees, as well as the benefits of our aggressive debt reduction and cost reduction programs.

   The major restructuring from early 2001 has given us a more competitive cost structure. We made a significant reduction in debt in 2001 amounting to $107 million and expect to make a further net reduction in debt of approximately $40 million in 2002.

   We believe the initiatives on which we are focused will continue to improve our profitability. While 2001 was a difficult year for our company, we enter 2002 in a better position. The future still remains a challenge as the petroleum additives market remains highly competitive and the engine oils market continues to reflect weak margins. Our TEL outlook is more secure as our marketing agreements maximize our earnings and cash flows in the declining market.

   In March 2002, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. The New Credit Facility includes the following key provisions:

    . A revolving line of credit of $146 million, including a letter of credit sub-facility of $55 million.
    . A balance on the term loan of $45 million. The repayment schedule is $5 million at both May 31 and September 30, 2002. Payments of $10 million are due at August 31 and November 30, 2002, as well as at February 28, 2003. The balance is due on March 31, 2003.

    . The outstanding amount on the new term loan is $205 million, which is due in full on March 31, 2003.
    . The maturity date is extended to March 31, 2003 with all unpaid balances being due on that date. The maturity date may be extended to March 31, 2004 if certain conditions are met.
    . Interest rates increased and are based on a premium to variable base rates. The initial premium is 325 to 425 basis points, depending on the type of borrowing. The premium will be reduced if certain criteria are met.
    . Substantially all of our assets in the United States are collateralized. . Mandatory prepayments are required for excess cash flow, asset dispositions, debt and equity issuances, all tax refunds, and certain other funds received.
    . Covenants include minimum EBITDA, minimum interest coverage ratio, and maximum leverage coverage ratio, among others.
    .  The payment of dividends is not permitted.
    . Investments and capital expenditures are limited. The capital expenditures limitation does not conflict with our current capital plan.

   While the New Credit Facility does provide for an extension through March 31, 2004, our current forecast of operating earnings alone would not achieve the extension conditions. We are pursuing certain strategic initiatives, which if completed, would cause us to achieve the additional extension through March 31, 2004. The completion of these initiatives cannot be assured. If the extension is not achieved, we plan to enter into negotiations with our lenders in the second half of 2002 to further extend our borrowing facilities. Consequently, borrowings under the New Credit Facility will be reflected as current liabilities beginning in the first quarter of 2002 until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.

   On February 1, 2002, Bruce C. Gottwald made a loan to Ethyl in the amount of $18.6 million. The loan is for three years at an interest rate of 8.5%. Interest payments are due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down existing bank debt. The loan is nonrecourse to Ethyl and is collateralized by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. We have a "put" right at the end of the loan term under which we can convey the property to the lender in satisfaction of the debt. If we fail to pay the loan at maturity, the lender has a "call" right at the end of the loan term under which he can require us to convey the property to him in satisfaction of the debt.

   We continue to make debt repayment a high priority so that we will have more flexibility in the future. Our cash flows from operations remain strong and we will continue to minimize working capital requirements as well as sell nonstrategic assets when possible.

   We believe our new business model will continue to improve our profits and financial position and that it will enable us to comply with the terms of the New Credit Facility. While we believe our plan is sound, and we are making good progress, the possibility exists that unforeseen events, significantly higher interest rates, adverse business conditions, or a combination of these factors could prevent us from meeting certain financial covenants.

   Should unforeseen events or conditions restrict us from meeting our targeted operating results, we believe we could pursue alternative plans such as additional asset sales, deferrals of capital expenditures, or other options that might be available. In the event we may not be in compliance with the debt covenants at some future date, we would pursue various alternative possibilities including, among other things, the refinancing of debt or obtaining covenant amendments or waivers. We believe we could successfully complete alternative arrangements, if necessary. However, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.

  Cash

   At December 31, 2001, Ethyl had cash and cash equivalents of $12 million as compared to $4 million at the end of 2000.

   We also had restricted cash of $1 million at both year-end 2001 and 2000. This was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. Ethyl is using this cash to offset the employee portion of retiree health benefit costs.

  Debt

   In 2001, our $107 million debt repayment included $97 million on the term loan, $24 million on the new term loan, and $7 million on medium-term notes. These payments were partially offset by an increase of $21 million on our revolving credit agreement.

   In 2000, Ethyl reduced debt by $32 million, excluding the addition of a $1 million capital lease commitment. The net reduction in debt included payments of $60 million on the term loan and $7 million on the medium term notes. These payments were partially offset by a net increase of $35 million on our revolving credit agreement.

   As a percentage of total capitalization, Ethyl's total debt increased from 63.1% at the end of 2000 to 69.8% at the end of 2001. This increase reflects the result of the special charges associated with the engine oil additives rationalization, as well as the one-time charges related to the pension termination. These items substantially reduced equity resulting in the lower debt outstanding still representing a higher percentage of capitalization than at December 31, 2000. Normally, we repay long-term debt with cash from operations as well as with proceeds from occasional sales of business units, plant sites, or other assets.

  Working Capital

   At December 31, 2001, we had working capital of $125 million, resulting in a current ratio of 1.79 to 1. Our working capital at year-end 2000 was $94 million resulting in a current ratio of 1.46 to 1. The change in working capital was primarily the result of a reduction in the current portion of long-term debt, as well as an increase in cash. Decreases in inventories and accounts receivable, as well as an increase in a liability under the TEL marketing agreements partially offset these.

  Capital Expenditures

   We expect capital expenditures will be about $14 million in 2002. Capital spending for environmental and safety projects will be about the same as 2001. Ethyl will continue to finance capital spending through cash provided from operations.

  Commitments

   The table below shows our year-end contractual obligations, excluding long-term debt, by year due.

                                                                     Payments Due by Period
                                                                         (in millions)
                                                                     ----------------------
                                                                                      After
                      Contractual Obligations                        Total  2002 2003 2003
                      -----------------------                        -----  ---- ---- -----
Operating and Capital Lease Obligations.............................  $41   $14  $ 9   $18
Unconditional Purchase Obligations---Property and Equipment.........    1     1  --    --
TEL Marketing Agreement Payments (due if certain conditions are met)   22    22  --    --

   We have a commitment to pay up to $22 million under the TEL marketing agreements. These payments are discussed more fully in Note 3. In addition, we have contractual obligations for the construction of assets, as well as purchases of property and equipment of $1 million related to petroleum additives. Our lease commitments are shown in Notes 12 and 16.

   Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our inventory or provide an equivalent dollar value. The value of our available inventory fell below the requirement at year-end 2000 and was substantially depleted at year-end 2001 as it was utilized for sales under the agreements. The dollar value requirement was $14 million at December 31, 2001 and $16 million at December 31, 2000. We now cover this requirement to the marketing agreement through the value of the receivable from Octel. The receivable is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreement. These amounts have been recorded in other assets and deferred charges.

  Pension Plan

   At December 31, 2000, we terminated an overfunded U.S. salaried employee pension plan. Ethyl received regulatory approval for the plan termination in the second quarter 2001. The proceeds from the terminated plan amounted to $179 million. After fully funding a new pension plan for U.S. salaried employees which has comparable provisions and benefit formula, we received $131 million in the third quarter 2001 which represented the reversion of pension assets. The reversion amount was subject to the usual corporate income taxes, as well as a 20% federal excise tax. Total federal income, state income, and excise taxes amounted to $77 million. Most of these taxes were paid in the second half of 2001. The net cash received, after taxes, was $54 million and was used to pay down our debt. In 2001 and future years, Ethyl will report noncash pension expense, since the amount of surplus in the new pension plan will be less than that in the terminated plan.

  RELATED PARTY TRANSACTIONS

   Bruce C. Gottwald, our Chairman of the Board, loaned Ethyl Corporation $18.6 million on February 1, 2002. The loan is for three years at an interest rate of 8.5%. Further details of this agreement are included under the heading "Financial Position and Liquidity."

   Ethyl and Albemarle Corporation (Albemarle) have agreements to coordinate certain facilities and services, including the production of MMT. In connection with these agreements, Albemarle billed us approximately $24 million in 2001, $28 million in 2000, and $29 million in 1999. In addition, the two companies have agreements that describe the conditions under which Albemarle must reimburse Ethyl for tax liabilities. Generally, Albemarle is responsible for tax exposures related to its operations before February 28, 1994. We believe that Albemarle has the ability and intent to comply with this indemnification agreement.

   During 2001, Ethyl sold certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town.

  BUSINESS MODEL

   During 2000, the conditions in the engine oil additives business had eroded to an extent that the return on our investment was unsatisfactory. In December 2000 we attempted to increase prices for this product line, but were unsuccessful. This was a factor in the loss of business with three major customers that represented a significant portion of our engine oil additives business.

   In an effort to improve profitability, we announced in February 2001 and have implemented a new business model for petroleum additives. We will continue offering chemical technology solutions and systems for fuels, refinery operations, driveline and industrial lubricants, engine oils, and other formulations, applying our resources in a way that is consistent with our new strategy. The model also included the idling of production and research facilities, as well as a workforce reduction. Our cost reduction and restructuring efforts are now essentially complete.

   The engine oil additives production facilities that were indefinitely idled during the second quarter 2001 included a small plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We consolidated production in other plants. We have also consolidated certain research and testing activities from our Bracknell, England facility to our facilities located in Richmond, Virginia, and have reduced research on products where the market does not provide an adequate return on investment.

   In the first quarter 2001, we evaluated all engine oil additives assets for impairment. We considered if the indefinitely idled assets were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in the second quarter 2001.

   We also evaluated the related intangible assets that had a book value of approximately $76 million at March 31, 2001. We determined that the positive cash flows generated by these assets continue to support their value on our balance sheet. We performed the same evaluation at December 31, 2001 when the intangible assets had a book value of $69 million and determined at year-end 2001 that the values reflected on our balance sheet were appropriate.

   As part of the workforce reduction, we announced an involuntary severance program that resulted in a reduction of 322 positions. Included were staff at the engine oil additives plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program for most domestic salaried employees over age 52. The involuntary severance program included 101 employees who were eligible for early retirement. Thirty-two additional employees, whose positions were not eliminated, voluntarily retired. Of the 354 employees who were involuntarily severed or voluntarily retired, 133 positions were in manufacturing, 115 were in research and testing, and 106 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some occurred later in the second and third quarters. For the year 2001, we paid $9 million for costs related to the employees who were terminated during the year, as well as other shutdown costs.

   For the year 2001, charges for the engine oil additives rationalization program were $76 million. Early retirement charges were $23 million, while severance and other related expenses amounted to $6 million. Accelerated depreciation was $41 million, shutdown costs were $4 million, and other costs were $2 million. Of these costs, we reported $29 million of severance, early retirement, and other related expenses as a special item. Cost of goods sold included $43 million; selling, general, and administrative expenses included $300 thousand; and research, development, and testing expenses included $3.2 million.

   At December 31, 2001, the remaining balance in accrued expenses was $2 million for shutdown and other expenses. The early retirement reserve will be paid out over an extended period for pension and post-retirement benefits.

   The initiatives we have taken have already begun to improve our profitability. While the petroleum additive market remains highly competitive, we have met the challenges of 2001 and begin 2002 in a better position to compete than the past year.

  CRITICAL ACCOUNTING POLICIES

   It is our goal to clearly present our financial information in a manner that enhances the understanding of Ethyl Corporation's sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

   Our financial report includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

   As discussed in various sections of our report, we have made certain payments related to our TEL marketing agreements and will make additional payments of $22 million in 2002. The unamortized total, including the payments being made in 2002, is $50 million. We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts. We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. If conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period would have to be adjusted accordingly. While we feel the basis being used is appropriate, we continue to keep our accounting for this issue current with the business conditions.

   We also have certain identifiable intangibles amounting to $69 million at year-end 2001 that are discussed in Note 10 of this report. These intangibles relate to our petroleum additives business and are being amortized over periods with up to fourteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles' carrying value. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

   We have made disclosure of our environmental issues in Part I, Item I of this report, as well as in the Notes to Consolidated Financial Statements. We feel our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

   Also, as noted in the discussion of Legal Proceedings in Item 3, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

   We believe the preceding discussion of some of the more critical accounting policies and assumptions will enhance the understanding of certain issues related to our efforts to provide an informative financial report.

  RECENTLY ISSUED ACCOUNTING STANDARDS

   The Financial Accounting Standards Board (FASB) issued four new Statements of Financial Accounting Standards (SFAS) during 2001.

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

In addition, the statement no longer requires that intangibles be amortized if the life of the intangible is determined to be indefinite. Further, goodwill and intangibles will be reviewed at least annually for possible impairment. We will discontinue goodwill amortization on December 31, 2001 leaving us with a balance of $3 million. We are currently evaluating the full impact of this statement.

   SFAS 143 "Accounting for Asset Retirement Obligations" was issued in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. We have not completed the necessary analysis, and therefore, cannot yet assess the potential impact on our financial statements.

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

   We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have had derivative instruments, they have been with major financial institutions and were not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives. Based on our review, we have no contracts with a built-in derivative.

   The following analysis presents the effect on Ethyl's earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2001, 2000, and 1999. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

  Interest Rate Risk

   At year-end 2001, we had $336 million of debt with $330 million of that total at variable interest rates. Holding all other variables constant, if our weighted-average interest rates hypothetically increased 10% (approximately 70 basis points), the effect on our earnings and cash flows would be higher interest expense of $2.5 million.

   At the end of 2000, $430 million of our $443 million total debt was at variable rates. At December 31, 1999, we had $474 million of total debt and $455 million at variable rates. A hypothetical 10% increase in our weighted-average interest rates in either year would have resulted in $3 million higher interest expense in that year.

   A hypothetical 10% decrease in interest rates, holding all other variables constant, would not materially affect the fair value of outstanding debt at year-end 2001, 2000, or 1999.

  Foreign Currency Risk

   Ethyl sells to customers in foreign markets through our foreign operations, as well as through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, Japanese Yen, Canadian Dollar, and British Pound Sterling.

   In the past, we minimized our foreign currency risk by matching cash flow exposures in major currencies. However, as we consolidated manufacturing operations, that became more difficult. Therefore, Ethyl sometimes enters forward contracts to minimize the risk of foreign currency denominated sales. We did not enter into forward contracts during 2001. At December 31, 2000, we did not have any outstanding forward contracts.

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

  Marketable Security Price Risk

   The fair value of our marketable securities at December 31, 2001 was $14 million. The estimated loss in the fair value of these securities from a hypothetical 10% decrease in price is $1 million.

   At December 31, 2000, we recorded our marketable securities at a fair value of $26 million, including net unrealized gains of $5 million. The estimated loss in the fair value resulting from a hypothetical 10% decrease in price would have been $3 million.

   At year-end 1999, our marketable securities had a fair value of $20 million including net unrealized gains of $4 million. The estimated loss in the fair value of these securities due to a hypothetical 10% decrease in the price would have been $2 million.

   Since the securities are classified as "available for sale," adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time as the securities are sold or determined to be permanently impaired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Ethyl Corporation & Subsidiaries

                       Consolidated Statements of Income

                                                                 Years Ended December 31
                                                         ---------------------------------------
                                                             2001           2000        1999
                                                           ---------      --------    --------
                                                         (in thousands except per-share amounts)

Net sales............................................... $ 724,462       $843,575    $869,876
Cost of goods sold......................................   631,133        678,423     675,459
                                                           ---------      --------    --------
    Gross profit........................................    93,329        165,152     194,417

TEL marketing agreements services.......................    36,571         36,619      53,993

Selling, general, and administrative expenses...........    70,188         75,876      72,626
Research, development, and testing expenses.............    57,607         72,941      66,957
Special items (expense) income, net.....................  (114,016)        76,009       7,200
                                                           ---------      --------    --------
    Operating (loss) profit.............................  (111,911)       128,963     116,027

Interest and financing expenses.........................    32,808         36,075      35,506
Other (expense) income, net.............................    (4,274)        (2,793)        601
                                                           ---------      --------    --------
(Loss) income before income taxes.......................  (148,993)        90,095      81,122
Income tax (benefit) expense............................   (43,953)        29,098      25,825
                                                           ---------      --------    --------
Net (loss) income....................................... $(105,040)      $ 60,997    $ 55,297
                                                           =========      ========    ========
Basic and diluted (loss) earnings per share............. $   (1.26)      $    .73    $    .66
                                                           =========      ========    ========
Shares used to compute basic and diluted (loss) earnings
  per share.............................................    83,455         83,462      83,465
                                                           =========      ========    ========
Cash dividends declared per share of common stock....... $      --       $   .125    $    .25
                                                           =========      ========    ========


         See accompanying Notes to Consolidated Financial Statements.

                       Ethyl Corporation & Subsidiaries

                          Consolidated Balance Sheets

                                                            December 31
                                                       --------------------
                                                         2001       2000
                                                       --------  ----------
                                                       (in thousands except
                                                        per-share amounts)
   ASSETS
   Current assets:
      Cash and cash equivalents....................... $ 12,382  $    4,470
      Restricted cash.................................      996       1,262
      Trade and other accounts receivable, net........  121,261     137,501
      Receivable--TEL marketing agreements services...   16,935      12,555
      Inventories.....................................  121,458     129,686
      Deferred income taxes...........................    8,735       8,353
      Prepaid expenses................................    3,007       4,414
                                                       --------  ----------
          Total current assets........................  284,774     298,241
                                                       --------  ----------
   Property, plant, and equipment, at cost............  760,649     767,675
    Less accumulated depreciation and amortization....  544,892     476,573
                                                       --------  ----------
      Net property, plant, and equipment..............  215,757     291,102
                                                       --------  ----------
   Prepaid pension cost...............................   25,731     224,892
   Deferred income taxes..............................   12,440          --
   Other assets and deferred charges..................  102,007     100,166
   Goodwill and other intangibles, net of amortization   78,916      87,238
                                                       --------  ----------
   TOTAL ASSETS....................................... $719,625  $1,001,639
                                                       ========  ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable................................ $ 54,376  $   56,521
      Accrued expenses................................   59,907      49,140
      Long-term debt, current portion.................   30,504      87,191
      Income taxes payable............................   14,648      11,480
                                                       --------  ----------
          Total current liabilities...................  159,435     204,332
                                                       --------  ----------
   Long-term debt.....................................  305,453     356,053
   Other noncurrent liabilities.......................  109,444      99,297
   Deferred income taxes..............................       --      82,544
   Shareholders' equity:
      Common stock ($1 par value).....................   83,455      83,455
      Accumulated other comprehensive loss............  (27,170)    (18,090)
      Retained earnings...............................   89,008     194,048
                                                       --------  ----------
                                                        145,293     259,413
                                                       --------  ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......... $719,625  $1,001,639
                                                       ========  ==========

         See accompanying Notes to Consolidated Financial Statements.

                       Ethyl Corporation & Subsidiaries

                Consolidated Statements of Shareholders' Equity

                                                           Common Stock
                                                           (400 million      Accumulated
                                                        shares authorized)      Other                    Total
                                                       -------------------  Comprehensive Retained   Shareholders'
                                                         Shares    Amounts  (Loss) Income Earnings      Equity
                                                       ----------  -------  ------------- ---------  -------------
                                                                   (in thousands except share amounts)

Balance at December 31, 1998.......................... 83,465,460  $83,465    $ (5,604)   $ 109,141    $ 187,002
Comprehensive income:
   Net income.........................................                                       55,297       55,297
   Changes in:
      Foreign currency translation adjustments........                          (6,779)                   (6,779)
      Unrealized gains on marketable securities.......                            (213)                     (213)
      Minimum pension liability.......................                           2,667                     2,667
      Unrealized losses on derivative instruments.....                          (1,899)                   (1,899)
                                                                                                       ---------
         Total comprehensive income...................                                                    49,073
                                                                                                       ---------
Cash dividends declared ($.25 per share)..............                                      (20,866)     (20,866)
                                                       ----------  -------    --------    ---------    ---------
Balance at December 31, 1999.......................... 83,465,460   83,465     (11,828)     143,572      215,209
Comprehensive income:
   Net income.........................................                                       60,997       60,997
   Changes in:
      Foreign currency translation adjustments........                          (7,449)                   (7,449)
      Unrealized gains on marketable securities.......                             195                       195
      Minimum pension liability.......................                            (907)                     (907)
      Unrealized losses on derivative instruments.....                           1,899                     1,899
                                                                                                       ---------
         Total comprehensive income...................                                                    54,735
                                                                                                       ---------
Retire restricted stock...............................    (10,810)     (10)                     (88)         (98)
Cash dividends declared ($.125 per share).............                                      (10,433)     (10,433)
                                                       ----------  -------    --------    ---------    ---------
Balance at December 31, 2000.......................... 83,454,650   83,455     (18,090)     194,048      259,413
Comprehensive (loss) income:
   Net loss...........................................                                     (105,040)    (105,040)
   Changes in:
      Foreign currency translation adjustments........                          (4,402)                   (4,402)
      Unrealized losses on marketable securities......                          (2,590)                   (2,590)
      Minimum pension liability.......................                          (2,088)                   (2,088)
                                                                                                       ---------
         Total comprehensive (loss) income............                                                  (114,120)
                                                       ----------  -------    --------    ---------    ---------
Balance at December 31, 2001.......................... 83,454,650  $83,455    $(27,170)   $  89,008    $ 145,293
                                                       ==========  =======    ========    =========    =========


         See accompanying Notes to Consolidated Financial Statements.

                       Ethyl Corporation & Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                   Years Ended December 31
-                                                              ------------------------------
                                                                 2001       2000      1999
                                                               ---------  --------  ---------
                                                                        (in thousands)
Cash and Cash Equivalents at Beginning of Year................ $   4,470  $ 15,846  $   8,403
                                                               ---------  --------  ---------

Cash Flows from Operating Activities
 Net (loss) income............................................  (105,040)   60,997     55,297
 Adjustments to reconcile net (loss) income to cash flows from operating activities:......................................
   Depreciation and amortization..............................    99,518    66,256     65,125
   Accrued early retirement and other engine oil additives
     rationalization charges..................................    25,145        --         --
   Prepaid pension cost.......................................    (2,412)   (9,989)   (12,186)
   Net (gain) loss on sales and impairments of assets.........      (748)    5,234       (125)
   Deferred income tax (benefit) expense......................   (91,998)   26,951      2,084
   Pension reversion..........................................   130,801        --         --
   Loss (gain) on pension contract settlements................    62,000   (80,923)        --
   TEL working capital advance................................     2,170   (15,785)        --
   Provision for retirement offer.............................        --     1,440         --
 Change in assets and liabilities:
   Trade and other accounts receivable, net...................    13,813    (5,531)    18,280
   Receivable--TEL marketing agreements services..............    (4,380)   10,100     (5,701)
   Inventories................................................     5,982    40,775     13,459
   Prepaid expenses...........................................     1,325     1,116        730
   Accounts payable and accrued expenses......................   (14,355)  (10,332)   (10,167)
   Income taxes payable.......................................     6,594      (942)    (2,160)
 Other, net...................................................    (2,601)      113      3,164
                                                               ---------  --------  ---------
       Cash provided from operating activities................   125,814    89,480    127,800
                                                               ---------  --------  ---------

Cash Flows from Investing Activities
 Capital expenditures.........................................    (9,515)  (13,828)   (13,793)
 Prepayment for TEL marketing agreement services..............    (2,500)  (39,448)        --
 Proceeds from sale of certain assets.........................    10,873     2,635      2,650
 Equity investments...........................................    (1,250)   (3,682)        --
 Other, net...................................................       896       262       (770)
                                                               ---------  --------  ---------
       Cash used in investing activities......................    (1,496)  (54,061)   (11,913)
                                                               ---------  --------  ---------

Cash Flows from Financing Activities
 Repayments of debt...........................................  (127,677)  (66,750)   (86,311)
 Net borrowings on revolving credit agreement.................    20,832    35,000         --
 Debt issuance costs..........................................   (11,680)       --         --
 Cash dividends paid..........................................        --   (15,650)   (20,866)
 Other, net...................................................     2,119       605     (1,267)
                                                               ---------  --------  ---------
       Cash used in financing activities......................  (116,406)  (46,795)  (108,444)
                                                               ---------  --------  ---------

Increase (decrease) in cash and cash equivalents..............     7,912   (11,376)     7,443
                                                               ---------  --------  ---------

Cash and Cash Equivalents at End of Year...................... $  12,382  $  4,470  $  15,846
                                                               =========  ========  =========

         See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements

      (tabular amounts in thousands, except share and per-share amounts)


1.  Summary of Significant Accounting Policies

   Consolidation--Our consolidated financial statements include the accounts of Ethyl Corporation and subsidiaries (Ethyl). All significant intercompany transactions are eliminated upon consolidation.

   Foreign Currency Translation--We translate the balance sheets of our foreign subsidiaries into U.S. dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. Ethyl includes translation adjustments in the balance sheet as part of accumulated other comprehensive loss and transaction adjustments in net (loss) income.

   Revenue Recognition--Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectibility is reasonably assured. Provisions for rebates to customers are provided for in the same period the related sales are recorded. Freight costs are included in cost of goods sold.

   We reclassified freight costs from net sales to cost of sales in 2001 to comply with recent accounting guidance. The net effect of the adoption was increased net sales, as well as increased cost of goods sold of $17 million for the first nine months of 2001, $23 million in 2000, and $26 million in 1999. These reclassifications had no effect on our results of operations or financial position.

   Inventories--Ethyl values inventories at the lower of cost or market, with cost primarily determined on the last-in, first-out (LIFO) basis. For remaining inventories, we use weighted-average cost or first-in, first-out (FIFO) basis. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

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

   Our policy on capital leases is to record the asset at the lower of fair value at lease inception or the present value of the total minimum lease payments. We compute amortization by the straight-line method over the lesser of the estimated economic life of the asset or the term of the lease.

   Impairment of Long-Lived Assets--When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying value is not recoverable from the undiscounted cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than fair market value based on the present value of future cash flows, we adjust the asset to fair market value.

   Environmental Costs--Ethyl capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these costs as incurred.

   Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. Ethyl accrues these costs in current operations when it is probable that we have incurred a liability and the amount can be reasonably estimated. Amounts accrued exclude claims for recoveries from insurance companies. Ethyl records these claims separately.

      (tabular amounts in thousands, except share and per-share amounts)


   We generally record environmental liabilities on an undiscounted basis. When we can reliably determine the amount and timing of future cash flows, we discount these liabilities. We incorporate an inflation factor in determining the discount rate.

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

   Employee Savings Plan--Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as Ethyl, contribute to the plans. We spent $2 million in 2001 and $3 million in both 2000 and 1999 related to these plans.

   Research, Development, and Testing Expenses--Ethyl expenses all research, development, and testing costs. Research and development expenses related to new products and processes were $33 million in 2001, $40 million in 2000, and $41 million in 1999.

   Income Taxes--We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

   Derivative Financial Instruments--We have used derivative financial instruments to manage the risk of foreign currency exchange. Ethyl does not enter into derivative financial instruments for trading or speculative purposes. When using hedge accounting for derivative instruments, we record realized gains and losses in net (loss) income, and unrealized gains and losses in accumulated other comprehensive loss.

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

   Segment Reporting--Ethyl operates and manages two distinct strategic business segments, petroleum additives and tetraethyl lead (TEL).

   Investments --We classify marketable securities as "available for sale" and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders' equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

   We use the equity method of accounting for investments in which we have ownership or partnership equity of 20% to 50% or have the ability to exert significant influence.

   When a decline in the fair value of a marketable security is considered other than temporary, we writedown the investment to market value with a corresponding charge to net (loss) income.

      (tabular amounts in thousands, except share and per-share amounts)


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

2.  Engine Oil Additives Rationalization

   During 2001, Ethyl recorded a charge of $76 million or $48 million after income taxes ($.57 per share) to cover the costs associated with the engine oil additives rationalization. These charges included the idling of production and research facilities, as well as a workforce reduction.

   In the first quarter 2001, we evaluated all engine oil additive assets for impairment. We considered if the assets to be indefinitely idled were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in the second quarter 2001.

   We also evaluated the related intangible assets that had a book value of approximately $76 million at March 31, 2001. We determined that the positive cash flows generated by these assets continue to support their value on our balance sheet. We performed the same evaluation at December 31, 2001 when the intangible assets had a book value of $69 million and determined at year-end 2001 that the balance sheet values were appropriate.

   The engine oil additives production facilities that were indefinitely idled during the second quarter 2001 included a small plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We consolidated production in other plants. We have also consolidated certain research and testing activities from our Bracknell, England facility to our facilities located in Richmond, Virginia.

   As part of the workforce reduction, we announced an involuntary severance program that resulted in a reduction of 322 positions. Included were staff at the engine oil additives plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program for most domestic salaried employees over age 52. The involuntary severance program included 101 employees who were eligible for early retirement. Thirty-two additional employees, whose positions were not eliminated, voluntarily retired. Of the 354 employees who were involuntarily severed or voluntarily retired, 133 positions were in manufacturing, 115 were in research and testing, and 106 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some occurred later in the second and third quarters. For the year 2001, we paid $9 million for costs related to the employees who were terminated during the year, as well as other shutdown costs.

   For the year 2001, we reported charges of $76 million for the engine oil additives rationalization program. Early retirement charges were $23 million, while severance and other related expenses amounted to $6 million. Accelerated depreciation was $41 million, shutdown costs were $4 million, and other costs were $2 million. Of these costs, we reported $29 million of severance, early retirement, and other related expenses in special items (expense), income, net. Cost of goods sold included $43 million; selling, general, and administrative expenses included $300 thousand; and research, development, and testing expenses included $3.2 million.

   At December 31, 2001, the remaining balance in accrued expenses was $2 million for shutdown and other expenses. The early retirement reserve will be paid out over an extended period for pension and post-retirement benefits.

      (tabular amounts in thousands, except share and per-share amounts)


3.  TEL Marketing Agreements Services

   On October 1, 1998, Ethyl entered into agreements with The Associated Octel Company Limited (Octel) to market and sell TEL in all world areas except for North America and the European Economic Area (Octel Marketing Agreements). Sales made under the agreements are in the name of Octel. We provide certain bulk distribution, marketing, and other services related to sales made under these agreements. Octel produces the TEL marketed under this arrangement and also provides marketing and other services.

   Effective January 1, 2000, Ethyl's Swiss subsidiaries entered into TEL marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (collectively, Alcor), to market and sell TEL outside North America and the European Economic Area (Alcor Marketing Agreements). Octel purchased Alcor, another TEL producer, in the fall of 1999. These agreements are similar to the Octel Marketing Agreements. On April 19, 2000, Ethyl's Swiss subsidiaries made a payment of $39 million to Alcor as a prepayment for services provided under the terms of the Alcor Marketing Agreements. This payment was funded under our loan agreements.

   During 2001, the Alcor Marketing Agreements were amended to include the proceeds from the sale of TEL resulting from agreements recently entered into by an Alcor subsidiary. These agreements are with Veritel Chemicals BV (Veritel) and its parent company, General Innovative Investment NV (GII) and provide for the exclusive right to market and sell TEL sourced from Veritel in certain areas of the world, excluding primarily the United States and the Russian Federation. Veritel is party to supply agreements granting it the exclusive right to distribute TEL manufactured by OAO Sintez, a Russian company, to areas outside the United States and the Russian Federation. The amended Alcor Marketing Agreements are effective for an initial period from January 1, 2000 to December 31, 2010, but may be extended under certain circumstances. Ethyl's Swiss subsidiaries made a payment of $2.5 million to Alcor in December 2001 as a payment for services under the terms of the amended marketing agreements.

   Under the amended Alcor Marketing Agreements, Ethyl's Swiss subsidiaries have agreed to pay Alcor up to $22 million, representing a portion of the amount Alcor's subsidiary is required to pay to Veritel provided certain actions described in the agreements with Veritel and GII have taken place. We recorded this amount as a liability at year-end 2001. An initial payment was made in January 2002 and remaining payments are anticipated to be substantially completed by year-end 2002. These payments will be funded through our loan agreements.

   The payments related to the amended Alcor Marketing Agreements are being amortized over the life of the agreements using a declining balance method and are designed to be in proportion to future cash flows from the marketing agreements as a result of declining volumes. The unamortized portion of the payments totalled $50 million at year-end 2001 and $32 million at year-end 2000. The amortization expense was $6 million in 2001 and $7 million in 2000.

   Under the Octel and Alcor Marketing Agreements, approximately one-third of the net proceeds is paid for services provided by Ethyl. The proceeds earned by Ethyl under all of these marketing agreements are reflected in the Consolidated Statements of Income under TEL marketing agreements services. Also, as part of the marketing agreements, Octel purchased most of our remaining TEL inventory and used this inventory for third-party sales. Sales of inventory to Octel have been included in our net sales and cost of goods sold in the Consolidated Statements of Income. Sales of TEL to Octel totalled $9 million in 2001, $15 million in 2000, and $10 million in 1999.

      (tabular amounts in thousands, except share and per-share amounts)


   Summary financial information related to the Marketing Agreements is presented below:

                                                    Years Ended December 31
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
  Territory sales................................ $276,806  $303,497  $341,100
  Contractual cost of sales......................  127,605   142,695   155,985
                                                  --------  --------  --------
                                                   149,201   160,802   185,115
  Selling, general, and administrative expenses..   18,629    26,427    20,589
                                                  --------  --------  --------

  Net proceeds for services...................... $130,572  $134,375  $164,526
                                                  ========  ========  ========

  Ethyl's share.................................. $ 41,783  $ 43,000  $ 52,648

  Amortization expense and adjustments...........   (5,212)   (6,381)    1,345
                                                  --------  --------  --------

  Proceeds from TEL marketing agreements services $ 36,571  $ 36,619  $ 53,993
                                                  ========  ========  ========

   At December 31, Octel and Alcor owed Ethyl approximately $17 million in 2001 and $12 million in 2000 for our share of net proceeds for services and unreimbursed costs, as provided by the agreements. We received cash proceeds from these agreements of $37 million in 2001 and $53 million in 2000.

   We record reimbursement of expenses as a reduction of the related expenses. Expense reimbursements received from Octel and Alcor under the Marketing Agreements totalled $4 million in 2001, $7 million in 2000, and $9 million in 1999. These reimbursements were for certain bulk distribution, marketing and other services we provided under the agreements.

   Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or provide an equivalent dollar value. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, per the agreements. The approximate requirement is $14 million at year-end 2001 and $16 million at year-end 2000. The receivable from Octel for inventory sold to them now covers our part of this requirement. The receivable is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreement. These amounts have been recorded in other assets and deferred charges.

4.  Supplemental Cash Flow Information

                                                            Years Ended December 31
                                                            -----------------------
                                                             2001    2000    1999
                                                            ------- ------- -------
Cash paid during the year for
   Interest and financing expenses (net of capitalization). $31,095 $36,473 $33,678
   Income taxes............................................  36,624  16,797   6,834
   Excise taxes on pension reversion.......................  26,160      --      --

Supplemental investing and financing noncash transactions
   Leased asset addition and related obligation............      --   1,143   1,600

      (tabular amounts in thousands, except share and per-share amounts)


5.  Cash and Cash Equivalents

                                             December 31
                                            --------------
                                             2001    2000
                                            ------- ------
                     Cash and time deposits $11,597 $3,649
                     Short-term securities.     785    821
                                            ------- ------
                                            $12,382 $4,470
                                            ======= ======

   Our short-term securities are generally commercial paper maturing in less than 90 days. We state these securities at cost plus accrued income, which approximates market value.

   We also have restricted cash of $1 million from the demutualization of MetLife, Inc. at both year-end 2001 and 2000. This cash must be used to offset the employee portion of employee welfare benefit costs and therefore is not included above.

6.  Trade and Other Accounts Receivable, Net

                                                  December 31
                                              ------------------
                                                2001      2000
                                              --------  --------
              Trade receivables.............. $100,474  $109,152
              Income tax receivables.........   13,131    18,807
              Other..........................    8,545    10,450
              Allowance for doubtful accounts     (889)     (908)
                                              --------  --------
                                              $121,261  $137,501
                                              ========  ========

7.  Inventories

                                                    December 31
                                                 -----------------
                                                   2001     2000
                                                 -------- --------
              Finished goods and work-in-process $ 98,995 $104,584
              Raw materials.....................   14,066   15,562
              Stores, supplies, and other.......    8,397    9,540
                                                 -------- --------
                                                 $121,458 $129,686
                                                 ======== ========

   Our inventories which are stated on the LIFO basis amounted to $87 million at year-end 2001, which was below replacement cost by approximately $18 million. At year-end 2000, LIFO basis inventories were $95 million, about $19 million below replacement cost. During 2001 and 2000 TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of these liquidations increased net income by $800 thousand in 2001, $1 million in 2000, and $500 thousand in 1999.

      (tabular amounts in thousands, except share and per-share amounts)


8.  Property, Plant, and Equipment, at Cost

                                               December 31
                                            -----------------
                                              2001     2000
                                            -------- --------
                   Land.................... $ 39,608 $ 43,594
                   Land improvements.......   29,583   30,116
                   Buildings...............   93,713   95,835
                   Machinery and equipment.  576,477  573,594
                   Capitalized interest....   17,834   18,273
                   Construction in progress    3,434    6,263
                                            -------- --------
                                            $760,649 $767,675
                                            ======== ========

   We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

                     Land improvements......  5-30 years

                     Buildings.............. 10-40 years
                     Machinery and equipment  3-15 years

   Interest capitalized was $21 thousand in 2001, $63 thousand in 2000, and $99 thousand in 1999. Depreciation expense was $78 million in 2001, $44 million in 2000, and $49 million in 1999. The 2001 amount includes $41 million related to the accelerated depreciation of certain engine oil additive assets. Amortization of capitalized interest, which is included in depreciation expense, was $1.6 million in both 2001 and 2000, and $1.8 million in 1999.

9.  Other Assets and Deferred Charges

                                                           December 31
                                                        -----------------
                                                          2001     2000
                                                        -------- --------
       TEL prepayment for services, net of amortization $ 50,252 $ 32,081
       TEL working capital advance to Octel............   13,615   15,785
       Rabbi trust assets..............................   12,575   15,912
       Deferred charges................................    5,858    2,424
       Other...........................................   19,707   33,964
                                                        -------- --------
                                                        $102,007 $100,166
                                                        ======== ========

   Deferred charges in 2001 include $4.6 million in financing fees related to our Credit Agreement.

10.  Goodwill and Other Intangibles, Net of Amortization

                                               December 31
                                             ---------------
                                              2001    2000
                                             ------- -------
                   Identifiable intangibles. $69,483 $79,190
                   Minimum pension liability   6,276   3,697
                   Goodwill.................   3,157   4,351
                                             ------- -------
                                             $78,916 $87,238
                                             ======= =======

      (tabular amounts in thousands, except share and per-share amounts)


   We amortize the cost of intangible assets by the straight-line method, over the following economic lives:

                      Identifiable intangibles 5-20 years
                      Goodwill................   10 years

   Goodwill of $2 million acquired prior to November 1, 1970 and the minimum pension liability are not amortized. The remaining goodwill will not be amortized effective January 1, 2002, in accordance with the recently issued SFAS 142. Goodwill and intangibles will be reviewed at least annually for possible impairment.

   Accumulated amortization was $51 million at year-end 2001 and $56 million at year-end 2000. The amortization expense amounted to $11 million in 2001 and $14 million in both 2000 and 1999.

11.  Accrued Expenses


                                                         December 31
                                                       ---------------
                                                        2001    2000
                                                       ------- -------
         TEL liability................................ $22,400 $    --
         Employee benefits, payroll, and related taxes   9,526  10,601
         Customer rebates.............................   6,144  12,845
         Environmental remediation....................   2,960   1,870
         Other........................................  18,877  23,824
                                                       ------- -------
                                                       $59,907 $49,140
                                                       ======= =======

12.  Long-Term Debt

                                                          December 31
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
      New term loan agreement........................ $205,691  $     --
      Term loan agreement............................   83,414   180,000
      Revolving credit agreement.....................   40,800   250,000
      Medium-term notes..............................       --     6,750
      Capital lease obligations......................    6,052     6,526
                                                      --------  --------
                                                       335,957   443,276
      Unamortized discount...........................       --       (32)
                                                      --------  --------
                                                       335,957   443,244
      Current maturities, net of unamortized discount  (30,504)  (87,191)
                                                      --------  --------
                                                      $305,453  $356,053
                                                      ========  ========

   In April 2001, we entered into the First Amended and Restated Credit Agreement (the Credit Agreement) with a group of banks as a result of our anticipating and not being in compliance with one of the covenants of our previous agreement at the end of the first quarter 2001. The Credit Agreement includes a revolving line of credit (including a letter of credit sub-facility), the remaining portion of the original term loan, and a new term loan, all of which mature on August 28, 2002.

      (tabular amounts in thousands, except share and per-share amounts)


   Under the revolving credit agreement portion of this facility, we could initially borrow up to $170 million at variable interest rates and terms. At December 31, 2001, we can borrow up to $151.8 million under this facility. We currently pay an annual fee of 1% on the commitment amount.

   The term loan portion of this facility, which amounted to $140 million when we entered into the Credit Agreement, has variable interest rates. We are repaying this loan in installments with the final payment due on August 28, 2002.

   The new term loan originally amounted to $230 million and also has variable interest rates. In addition, we pay an annual fee of 1% on the outstanding balance.

   The key provisions of the Credit Agreement include collateralizing substantially all of our assets in the United States. Mandatory prepayments on debt are required from excess cash flow, asset dispositions, distributions from our pension plan, and certain other transactions. The payment of dividends is not permitted and investments, as well as capital expenditures, are limited.

   The weighted-average interest rate on these bank loans was 6.6% in 2001 and 7.0% in 2000. Substantially all of our debt is at variable rates.

   These agreements contained covenants, representations, and events of default typical of a credit agreement of this nature. We were in compliance with these provisions at December 31, 2001. The financial covenants under the Credit Agreement include:

    .  A maximum leverage ratio

    .  A minimum interest coverage ratio

    . A minimum consolidated earnings before interest, taxes, depreciation, and amortization

   We recorded our capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations are approximately $900 thousand each year for the next nine years. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 16.

   In March 2002, we completed the Fourth Amendment to Amended and Restated Credit Agreement amounting to $396 million. This agreement is also collateralized and is discussed more fully in Note 26.

   Under the agreement signed in March 2002, $30 million is due during 2002, with the remaining balance outstanding due at the maturity date of March 31, 2003.

   On February 1, 2002, Bruce C. Gottwald, Chairman of the Board, made a loan to Ethyl in the amount of $18.6 million. The loan is for three years at an interest rate of 8.5%. Interest payments are due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down existing bank debt. The loan is nonrecourse to Ethyl and is collateralized by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. We have a "put" right at the end of the loan term under which we can convey the property to the lender in satisfaction of the debt. If we fail to pay the loan at maturity, the lender has a "call" right at the end of the loan term under which he can require us to convey the property to him in satisfaction of the debt.

      (tabular amounts in thousands, except share and per-share amounts)


13.  Other Noncurrent Liabilities

                                               December 31
                                             ----------------
                                               2001    2000
                                             -------- -------
                   Employee benefits........ $ 74,728 $61,630
                   Environmental remediation   23,531  25,825
                   Other....................   11,185  11,842
                                             -------- -------
                                             $109,444 $99,297
                                             ======== =======

14.  Stock Options

   Officers and other key employees may be granted incentive stock options, as well as nonqualifying stock options, to purchase a specified number of shares of common stock. We issue these options with an exercise price of fair market value on the date of grant and for a maximum term of ten years. Some currently granted options become exercisable when the market price of our common stock reaches specified levels or when our earnings meet designated objectives. Other options become exercisable over a stated period of time. We may also grant a stock appreciation right (SAR) along with an option.

   The maximum number of shares issuable under the incentive stock option plan is 11.9 million, with an annual limit of 200 thousand shares per individual.


   A summary of Ethyl's stock option plan is presented below in whole shares:

                                          2001                2000                1999
                                   ------------------- ------------------- -------------------
                                              Weighted            Weighted            Weighted
                                              Average             Average             Average
                                              Exercise            Exercise            Exercise
                                    Shares     Price    Shares     Price    Shares     Price
                                   ---------  -------- ---------  -------- ---------  --------
Outstanding at January 1.......... 2,368,822   $12.03  2,640,596   $11.80  2,893,767   $11.85
Granted........................... 3,745,000      .87         --       --         --       --
Lapsed............................  (205,339)   11.93   (271,774)    9.80   (253,171)   12.45
                                   ---------   ------  ---------   ------  ---------   ------
Outstanding at December 31........ 5,908,483   $ 4.96  2,368,822   $12.03  2,640,596   $11.80
                                   =========   ======  =========   ======  =========   ======
Exercisable at December 31........   398,683             540,022             579,796
                                   =========           =========           =========
Available for grant at December 31 3,521,371           7,061,032           6,789,258
                                   =========           =========           =========

   We granted 3,745,000 options in 2001. No options were granted in 2000 or 1999. Based on the following assumptions, the stock options granted in 2001 have an estimated average value of $.33 per share at the grant date. We estimated the fair value of the options granted in 2001 using an option-pricing model similar to Black-Scholes. We used the following assumptions in valuing the options granted:

                                                2001
                                               -------
                       Dividend yield.........   0.0%
                       Expected volatility....  30.2%
                       Risk-free interest rate   4.2%
                       Expected life.......... 6 years

      (tabular amounts in thousands, except share and per-share amounts)


   We continue to use the intrinsic value method to account for our stock option plan. Accordingly, we have recognized no compensation cost. However, had we accounted for the plan using the fair value method, our net loss would have been increased $157 thousand in 2001 and net income would have been reduced $59 thousand in 2000 and $143 thousand in 1999. In addition, basic and diluted
(loss) earnings per share would have been unchanged in 2001, 2000, and 1999.

   The following table summarizes information in whole shares about the stock options outstanding or exercisable at December 31, 2001:

                                 Options Outstanding       Options Exercisable
                            ------------------------------ -------------------
                                        Weighted Average
                                      --------------------            Weighted
                                       Remaining                      Average
                                      Contractual Exercise            Exercise
   Range of Exercise Prices  Shares      Life      Price    Shares     Price
   ------------------------ --------- ----------- --------  -------   --------
        $.87............... 3,745,000 9.74 years   $  .87       --     $   --
         8.88..............   280,000 4.95           8.88       --         --
         12.50 to 12.83.... 1,883,483 2.15          12.50  398,683      12.52
                            --------- ----------   ------   -------    ------
        $.87 to 12.83...... 5,908,483 7.09         $ 4.96  398,683     $12.52
                            --------- ----------   ------   -------    ------

15.  Gains and Losses on Foreign Currency

   Foreign currency transactions resulted in a net gain of $364 thousand in 2001, a net loss of $3 million in 2000, and a net gain of $2 million in 1999.

16.  Contractual Commitments and Contingencies

   Contractual Commitments--Ethyl has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $18 million in 2001 and $20 million in both 2000 and 1999.

   Future lease payments for all noncancelable operating leases, as well as the future minimum lease payments in excess of the capital lease obligation as of December 31, 2001 are:

                            . 2002...... $13 million

                            . 2003...... $ 8 million

                            . 2004...... $ 5 million

                            . 2005...... $ 3 million

                            . 2006...... $ 3 million

                            . After 2006 $ 3 million

   We have contractual obligations for the construction of assets, as well as purchases of property and equipment of $1 million at December 31, 2001.

   Ethyl and Albemarle Corporation (Albemarle) have agreements to coordinate certain facilities and services, including the production of MMT. In connection with these agreements, Albemarle billed us approximately $24 million in 2001, $28 million in 2000, and $29 million in 1999. In addition, the two companies have agreements

      (tabular amounts in thousands, except share and per-share amounts)

that describe the conditions under which Albemarle must reimburse Ethyl for tax liabilities. Generally, Albemarle is responsible for tax exposures related to its operations before February 28, 1994. We believe that Albemarle has the ability and intent to comply with this indemnification agreement.

   Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or provide an equivalent dollar value. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, per the agreements. The approximate requirement is $14 million at year-end 2001 and $16 million at year-end 2000. The receivable from Octel for inventory sold to them now covers our part of this requirement. The receivable is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreement. These amounts have been recorded in other assets and deferred charges.

   During 2001, the Alcor Marketing Agreements were amended to include the proceeds from the sale of TEL resulting from agreements recently entered by an Alcor subsidiary. Under the amended TEL marketing agreements, Ethyl's Swiss subsidiaries are required to pay $22 million, representing a portion of the amount the Alcor subsidiary has agreed to pay to Veritel, provided actions set forth in the agreement with Veritel and GII have taken place. These payments, which began in January 2002, are anticipated to be substantially completed by year-end 2002 and will be funded through our loan agreements.

   Litigation--Ethyl Corporation was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland on September 22, 1999. Both cases claim damages attributable to lead. The cases were Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield is no longer a named plaintiff in the first case and the case is now identified as Young. Young seeks recovery for alleged property damage from lead paint, which Ethyl never produced or distributed. Smith is for alleged personal injuries for six children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed the Young case in its entirety in December 2001 and dismissed Ethyl from the Smith case in February 2002. These decisions could be appealed by the plaintiffs. Ethyl has strong defenses and has vigorously defended these cases.

   Ethyl is involved in other legal proceedings that are incidental to our business. We are not a party to any such litigation proceedings that are expected to have a materially adverse effect on our results of operations or financial condition.

   Environmental--During 2000, the Environmental Protection Agency (EPA) named Ethyl as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, Ethyl is participating with other PRPs in site investigations and feasibility studies. We are responsible for 6.47% of the study cost and have accrued for the estimated expenses. Because of the early stage, we cannot make a reasonable estimate of the total cost of, or Ethyl's share of responsibilities, related to any site remediation or clean-up. As additional facts become known to Ethyl, we will accrue and pay our proportionate share of remediation or clean-up costs, if any.

   At our largest United States site, we have substantially completed remediation and will be monitoring the site for an extended period. The reserve for this site was $8 million at both year-end 2001 and 2000. We based these amounts on the best estimate of future costs discounted at approximately 4%. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted.

      (tabular amounts in thousands, except share and per-share amounts)


   We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact.

   At December 31, our accruals for environmental remediation were $26 million in 2001 and $28 million in 2000. We recorded expected insurance reimbursement assets for these amounts of $6 million in 2001 and $5 million in 2000. When significant events or circumstances occur that might impair the value of this nonoperating insurance receivable, we evaluate recoverability of the recorded amounts. If we determine an asset is impaired, we adjust the asset to net realizable value.

   Ethyl spent $12 million in 2001 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $12.4 million in 2000 and $14 million in 1999. Of these amounts, the ongoing costs of operations were $11 million in 2001, $11.7 million in 2000, and $13 million in 1999. The balance represents clean-up, or remediation and monitoring costs. On capital expenditures for pollution prevention and safety projects, we spent $2 million in 2001 and $3 million in both 2000 and 1999.

17.  Pension Plans and Other Post-Retirement Benefits

   U.S. Retirement Plans--Ethyl sponsors pension plans for most U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. Plan assets are held and distributed by trusts and consist principally of common stock, U.S. government obligations, and corporate obligations.

   In addition, we offer unfunded, nonqualified supplemental pension plans. These plans restore a part of the pension benefits from our regular pension plans that would have been payable to designated participants if it were not for limitations imposed by income tax regulations.

   We also provide post-retirement health care benefits and life insurance to eligible retired employees. Ethyl and retirees share in the cost of post-retirement health care benefits. Ethyl pays the premium for the insurance contract that holds plan assets for retiree life insurance benefits.

   At December 31, 2000 we terminated an overfunded U.S. salaried pension plan. Ethyl received regulatory approval for the plan termination in second quarter 2001. The proceeds from the terminated plan amounted to $179 million. After fully funding a new pension plan for U.S. salaried employees which has comparable provisions and benefit formula, we received $131 million in the third quarter 2001 which represented a reversion of pension assets. The reversion amount was subject to the usual corporate income taxes, as well as a 20% federal excise tax. Total federal income, state income, and excise taxes amounted to $77 million. Most of these taxes were paid in the second half of 2001. The net cash received, after taxes, was $54 million. We also recognized a noncash charge of $62 million related to the termination of the plan and subsequent settlement of the related pension liabilities. The loss is reported in special items (expense) income, net on the Consolidated Statements of Income.

   During 2000, we settled some of the liabilities of the U.S. salaried plan for certain groups of former employees. The groups included both retired employees, as well as terminated vested plan participants. No retiree benefits changed due to the settlements. The settlements resulted in the recognition of a noncash gain of $81 million. The gain is reported in special items (expense) income, net on the Consolidated Statements of Income.

      (tabular amounts in thousands, except share and per-share amounts)


   Because of the settlements in both 2001 and 2000, the benefit obligation, as well as the fair value of plan assets, was reduced.

   Pension income and post-retirement benefit cost are shown below:

                                                   Years Ended December 31
                                   -------------------------------------------------------
                                         Pension Benefits         Post-Retirement Benefits
                                   ----------------------------  -------------------------
                                     2001      2000      1999     2001     2000     1999
                                   --------  --------  --------  -------  -------  -------
Service cost...................... $  3,208  $  4,096  $  4,412  $   831  $   952  $ 1,056
Interest cost.....................    6,614    12,713    21,917    4,132    3,974    3,779
Expected return on plan assets....  (14,646)  (31,089)  (39,747)  (2,017)  (1,856)  (1,829)
Amortization of prior service cost    1,396     2,542     2,541      (29)     (34)     (29)
Amortization of transition asset..     (976)   (2,049)   (4,264)      --       --       --
Amortization of net loss (gain)...      208       321       386      (87)      --       --
Special termination benefits......   17,759     1,703       161    3,438       49       85
Settlements loss (gain)...........   62,000   (80,923)       --       --       --       --
                                   --------  --------  --------  -------  -------  -------
Net periodic benefit cost (income) $ 75,563  $(92,686) $(14,594) $ 6,268  $ 3,085  $ 3,062
                                   ========  ========  ========  =======  =======  =======

   The special termination benefits in 2001 are associated with the enhanced early retirement offer made during the year. The special termination benefits in 2000 are related to retirement charges for several individuals.

      (tabular amounts in thousands, except share and per-share amounts)


   Changes in the plans' benefit obligations and assets, as well as a reconciliation of the funded status, follow.

                                                                Years Ended December 31
                                                     ---------------------------------------------
                                                       Pension Benefits     Post-Retirement Benefits
                                                     --------------------   -----------------------
                                                       2001        2000        2001          2000
                                                     ---------   ---------   --------      --------
Change in benefit obligation
Benefit obligation at beginning of year............. $ 103,161   $ 311,102  $ 55,803      $ 53,787
Service cost........................................     3,208       4,096       831           952
Interest cost.......................................     6,614      12,713     4,132         3,974
Plan amendments.....................................    19,801       1,703     3,438           (16)
Actuarial net loss..................................    16,674      17,785     1,792           138
Benefits paid.......................................    (3,976)    (10,115)   (4,483)       (3,032)
Settlements.........................................   (65,198)   (234,123)       --            --
                                                     ---------   ---------   --------      --------
Benefit obligation at end of year................... $  80,284   $ 103,161  $ 61,513      $ 55,803
                                                     =========   =========   ========      ========
Change in plan assets
Fair value of plan assets at beginning of year...... $ 270,490   $ 546,382  $ 29,938      $ 27,593
Actual return on plan assets........................   (19,190)    (34,257)    1,115         3,918
Employer contribution...............................     3,030       2,603     2,167         1,459
Benefits paid.......................................    (3,976)    (10,115)   (4,483)       (3,032)
Reversion of assets.................................  (130,801)         --        --            --
Settlements.........................................   (65,198)   (234,123)       --            --
                                                     ---------   ---------   --------      --------
Fair value of plan assets at end of year............ $  54,355   $ 270,490  $ 28,737      $ 29,938
                                                     =========   =========   ========      ========
Reconciliation of funded status
Funded status....................................... $ (25,929)  $ 167,329  $(32,776)     $(25,865)
Unrecognized net actuarial loss/(gain)..............    19,013      24,755    (3,944)       (6,677)
Unrecognized transition asset.......................        --        (976)       --            --
Unrecognized prior service cost.....................     5,459      11,198      (174)         (251)
                                                     ---------   ---------   --------      --------
(Accrued) prepaid benefit cost...................... $  (1,457)  $ 202,306  $(36,894)     $(32,793)
                                                     =========   =========   ========      ========
Amounts recognized in the consolidated balance sheet
Prepaid benefit cost................................ $  23,216   $ 222,488        --            --
Accrued benefit cost................................   (30,596)    (23,402) $(36,894)     $(32,793)
Intangible asset....................................     4,027       1,796        --            --
Accumulated other comprehensive income..............     1,896       1,424        --            --
                                                     ---------   ---------   --------      --------
Net amount recognized............................... $  (1,457)  $ 202,306  $(36,894)     $(32,793)
                                                     =========   =========   ========      ========

   The amount recognized in the consolidated balance sheet in the table above is the total net balance sheet position of our domestic pension plans.

   The fair market value of the plan assets of our largest salaried pension plan exceeds both the accumulated benefit obligation and projected benefit obligation of the salaried plan at December 31, 2001. This plan is included in prepaid pension cost on our balance sheet.

   The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the nonqualified plans and most of the other qualified plans at December 31, 2001. At year-end 2000, the accumulated benefit obligation and projected benefit obligation also exceeded the fair market value of assets

      (tabular amounts in thousands, except share and per-share amounts)

for the nonqualified plans. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet.

   The following table shows the fair market value of assets, accumulated benefit obligation, and projected benefit obligation for these plans.

                                                                                        2001    2000
                                                                                       ------- -------
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
   Accumulated benefit obligation..................................................... $36,658 $22,136
   Fair market value of plan assets...................................................   7,922      --
Plans with the projected benefit obligation in excess of the fair market value of plan assets
   Projected benefit obligation....................................................... $41,906 $22,136
   Fair market value of plan assets...................................................  11,663      --

   While there were no assets held in the nonqualified plans by the trustee, we maintain a rabbi trust for the retired beneficiaries of the nonqualified plans. At December 31, assets in the rabbi trust were valued at $13 million in 2001 and $16 million in 2000. The assets of the rabbi trust are not included in any of the pension tables above.

   We used the following assumptions to calculate the results of our retirement plans:

                                                                December 31
                                                 -----------------------------------------
                                                 Pension Benefits    Post-Retirement Benefits
                                                 ---------------     -----------------------
                                                 2001      2000 1999  2001       2000   1999
                                                 ----      ---- ---- ----       ----   ----
Discount rate...................................   7%      7.5% 7.5%   7%       7.5%   7.5%
Rate of projected compensation increase......... 4.5%      4.5% 4.5% 4.5%       4.5%   4.5%
Expected long-term rate of return on plan assets   9%        9%   9%   7%         7%     7%

   For 2002, the assumption for the health care cost trend rate is 7% and will remain at that level. The trend rate for managed care costs is 6% where it will remain.

   A one-percent change in the assumed health care cost trend rate would have the following effects:

                                                                                   1%       1%
                                                                                Increase Decrease
                                                                                -------- --------
Effect on accumulated postretirement benefit obligation as of December 31, 2001  $4,781  $(3,905)
Effect on net periodic postretirement benefit cost in 2001.....................  $  549  $  (433)

      (tabular amounts in thousands, except share and per-share amounts)


   Foreign Pension Plans--For most employees of our foreign subsidiaries, Ethyl has pension plans that offer benefits based primarily on years of service and compensation. Ethyl generally contributes to investment trusts and insurance policies to provide for these plans. Pension cost for these plans was $3 million in 2001, $2 million in 2000, and $3 million in 1999. Included in the 2001 cost were termination benefit and plan curtailment expenses of $1 million. At December 31, the actuarial present value of accumulated benefits was $36 million in 2001 and $37 million in 2000, substantially all of which was vested. Net assets available for pension benefits at December 31, were $31 million in 2001 and $35 million in 2000.

   Because the accumulated benefit obligation exceeded plan assets for three foreign plans in 2001 and two plans in 2000, Ethyl recognized a minimum pension liability. At December 31, we recorded minimum pension liabilities of $5 million in 2001 and $2 million in 2000.

   Consolidated--The net pension expense for U.S. and foreign plans was $79 million in 2001 and included expense of $62 million from the termination of the U.S. salaried plan and subsequent settlement of the related pension contracts. Also included were expenses of $19 million for the special termination benefits and plan curtailments. The net pension income for U.S. and foreign plans was $91 million in 2000 and $12 million in 1999. The year 2000 included income of $81 million from the pension contract settlements.

18.  Other (Expense) Income, Net

   Other expense, net for 2001 was $4 million and included expenses of $2.6 million related to the refinancing of our debt, as well as $2 million for our percentage share of losses in equity investments. Also included is a loss on impairments of nonoperating assets of $4 million, which was partially offset by a gain on the sale of a nonoperating asset of $1 million.

   The $1 million gain in 2001 on the sale of a nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town.

   Other (expense) income, net in 2000 included a $3 million charge for our percentage share of losses in equity investments. Additionally, other (expense) income, net included a $2 million gain on the sale of nonoperating assets.

   In 1999, other (expense) income, net totaled $600 thousand income.

      (tabular amounts in thousands, except share and per-share amounts)


19.  Income Taxes

   Our (loss) income before income taxes, as well as the provision for taxes follows:

                                                    Years Ended December 31
                                                  ---------------------------
                                                    2001      2000     1999
                                                  ---------  -------  -------
(Loss) income before income taxes
   Domestic...................................... $(186,291) $64,583  $58,778
   Foreign.......................................    37,298   25,512   22,344
                                                  ---------  -------  -------
                                                  $(148,993) $90,095  $81,122
                                                  =========  =======  =======
Current income taxes
   Federal....................................... $  29,694  $(7,672) $12,719
   State.........................................     6,754     (682)     414
   Foreign.......................................    11,597   10,501   10,608
                                                  ---------  -------  -------
                                                     48,045    2,147   23,741
                                                  ---------  -------  -------
Deferred income taxes
   Federal.......................................   (86,475)  26,911    6,016
   State.........................................    (5,896)     669     (124)
   Foreign.......................................       373     (629)  (3,808)
                                                  ---------  -------  -------
                                                    (91,998)  26,951    2,084
                                                  ---------  -------  -------
Total income tax (benefit) expense............... $ (43,953) $29,098  $25,825
                                                  =========  =======  =======

   The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

                                                        % of (Loss) Income
                                                        Before Income Taxes
                                                       --------------------
                                                        2001    2000   1999
                                                       ------  ------  ----
Federal statutory rate................................   35.0%   35.0% 35.0%
State taxes, net of federal tax.......................    2.0     1.2   1.7
Foreign sales corporation benefit.....................    0.4    (0.7) (0.8)
Research tax credit...................................    0.3    (0.5) (0.6)
Tax settlements and adjustments.......................   (2.4)   (4.5) (3.9)
Excise taxes on pension reversion.....................   (6.3)     --    --
Other items, net......................................    0.5     1.8   0.4
                                                       ------  ------  ----
Effective income tax rate.............................   29.5%   32.3% 31.8%
                                                       ======  ======  ====

   The effective income tax rate for 2001 reflects a tax benefit of $44 million as a result of the loss before income taxes of $149 million. Both the 2000 and 1999 rates reflect tax expense as a percent of income before taxes.

   Based on available foreign tax credits and current U.S. income tax rates, no additional U.S. taxes would be incurred if a foreign subsidiary returned its earnings in cash to Ethyl.

      (tabular amounts in thousands, except share and per-share amounts)


   Our deferred income tax assets and liabilities follow:

                                                               December 31
                                                            ----------------
                                                             2001     2000
                                                            ------- --------
   Deferred income tax assets
      Future employee benefits............................. $17,167 $  3,492
      Environmental and future shutdown reserves...........  11,135   12,407
      Foreign currency translation adjustments.............  10,397    9,517
      Intercompany profit in inventories...................   1,530      521
      Inventory capitalization.............................   1,519    1,513
      Unrealized loss on marketable securities.............   1,292       --
      Undistributed earnings of foreign subsidiaries.......     837    3,411
      Other................................................  10,199    9,742
                                                            ------- --------
                                                             54,076   40,603
                                                            ------- --------
   Deferred income tax liabilities
      Depreciation.........................................  18,510   34,299
      Intangibles..........................................  10,556   12,177
      Capitalization of interest...........................     955    1,432
      Future employee benefits.............................      --   61,561
      Unrealized gain on marketable securities.............      --    1,708
      Other................................................   2,880    3,617
                                                            ------- --------
                                                             32,901  114,794
                                                            ------- --------
   Net deferred income tax assets (liabilities)............ $21,175 $(74,191)
                                                            ======= ========
   Reconciliation to financial statements
      Deferred income tax assets--current.................. $ 8,735 $  8,353
      Deferred income tax assets (liabilities)--noncurrent.  12,440  (82,544)
                                                            ------- --------
   Net deferred income tax assets (liabilities)............ $21,175 $(74,191)
                                                            ======= ========

20.  Financial Instruments

   Fair Value--We determine the fair value of our outstanding financial instruments as follows:

      Cash and Cash Equivalents--The carrying value approximates fair value.

      Restricted Cash--The carrying value approximates fair value.

      Investments in Marketable Securities--We classify these investments as "available for sale" and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders' equity in accumulated other comprehensive loss. When a decline in the fair value of a marketable security is considered other than temporary, we writedown the investment to market value with a corresponding charge to net (loss) income. See Notes 19 and 21.

      Long-Term Debt--Ethyl estimates the fair value of our long-term debt based on current rates available to us for debt of the same remaining duration.

      Foreign Currency Forward Contracts--We record foreign currency forward contracts at fair value in our consolidated balance sheet. The fair value is based on published forward rates. We include the unrealized gains and losses, net of tax, as a component of shareholders' equity in accumulated other comprehensive loss.

      (tabular amounts in thousands, except share and per-share amounts)


   The estimated fair values of our financial instruments are:

                                                    2001                  2000
                                            --------------------  --------------------
                                            Carrying     Fair     Carrying     Fair
                                             Amount      Value     Amount      Value
                                            ---------  ---------  ---------  ---------
Cash and cash equivalents.................. $  12,382  $  12,382  $   4,470  $   4,470
Restricted cash............................ $     996  $     996  $   1,262  $   1,262
Investments in marketable securities....... $  14,073  $  14,073  $  25,621  $  25,621
Long-term debt including current maturities $(335,957) $(342,512) $(443,244) $(460,267)

   Derivatives--As part of our strategy to minimize the risk of foreign currency exposure, Ethyl has used foreign currency forward contracts to hedge the risk on forecasted intercompany sales transactions denominated in Japanese Yen.

   Ethyl did not use any derivative instruments during 2001. In 2000, Ethyl used derivative instruments with maturity dates throughout the year to hedge the foreign currency exposure of approximately $24 million of Japanese Yen denominated intercompany sales. These cash flow hedges were highly effective since a foreign currency rate change on the forward contract was offset by a corresponding change in the value of the hedged Yen intercompany sale.

   At year-end 2001 and 2000, Ethyl had no foreign currency forward contracts outstanding.

   Ethyl recognized a $1 million loss on the contracts in 2000 and $500 thousand in 1999. A corresponding increase in the U.S. dollar value of the Japanese Yen intercompany sales offset the losses in both years. Ethyl includes foreign currency transaction gains and losses in cost of goods sold.

      (tabular amounts in thousands, except share and per-share amounts)


21.  Accumulated Other Comprehensive (Loss) Income

   The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive (loss) income follow:

                                                        Unrealized
                                                           Gain
                                              Foreign    (Loss) on    Minimum   Unrealized   Accumulated
                                             Currency   Marketable    Pension     Loss on       Other
                                            Translation Securities   Liability  Derivative  Comprehensive
                                            Adjustments Adjustments Adjustments Instruments (Loss) Income
                                            ----------- ----------- ----------- ----------- -------------
December 31, 1998..........................  $ (5,758)    $ 2,821     $(2,667)    $    --     $ (5,604)
                                             ========     =======     =======     =======     ========
Adjustments................................   (10,719)       (334)      3,865      (3,488)
Reclassification adjustment for the loss
  included in net income resulting from the
  maturity of contracts....................        --          --          --         507
Tax benefit (expense)......................     3,940         121      (1,198)      1,082
                                             --------     -------     -------     -------
Other comprehensive (loss) income..........    (6,779)       (213)      2,667      (1,899)      (6,224)
                                             --------     -------     -------     -------     --------
December 31, 1999..........................  $(12,537)    $ 2,608     $    --     $(1,899)    $(11,828)
                                             ========     =======     =======     =======     ========
Adjustments................................   (11,676)      2,706      (1,424)      2,161
Reclassification adjustment for the gain
  included in net income resulting from the
  sale of securities.......................        --      (2,290)         --          --
Reclassification adjustment for the loss
  included in net income resulting from the
  maturity of contracts....................        --          --          --         820
Tax benefit (expense)......................     4,227        (221)        517      (1,082)
                                             --------     -------     -------     -------
Other comprehensive (loss) income..........    (7,449)        195        (907)      1,899       (6,262)
                                             --------     -------     -------     -------     --------
December 31, 2000..........................  $(19,986)    $ 2,803     $  (907)    $    --     $(18,090)
                                             ========     =======     =======     =======     ========
Adjustments................................    (7,044)     (7,810)     (3,042)         --
Reclassification adjustment for the loss
  included in net loss resulting from
  impairment writedowns....................        --       3,633          --          --
Tax benefit................................     2,642       1,587         954          --
                                             --------     -------     -------     -------
Other comprehensive loss...................    (4,402)     (2,590)     (2,088)         --       (9,080)
                                             --------     -------     -------     -------     --------
December 31, 2001..........................  $(24,388)    $   213     $(2,995)    $    --     $(27,170)
                                             ========     =======     =======     =======     ========

22.  Special Items (Expense) Income, Net

   Special items (expense) income, net in 2001 of $114 million expense, or $85 million after taxes ($1.00 per share) included a charge of $29 million, or $19 million after taxes ($.22 per share) for severance, early retirement, and other expenses related to our engine oil additives rationalization. Special items also consisted of a noncash charge of $62 million, or $43 million after taxes ($.51 per share) on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Additionally, special items included a $26 million charge, or $26 million after taxes ($.31 per share) for excise tax on the pension reversion partially offset by the $3 million, or $3 million after taxes ($.04 per share) gain on the sale of certain assets in Bracknell, England.

      (tabular amounts in thousands, except share and per-share amounts)


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

   The pension charge of $62 million in 2001 and the $81 million income in 2000 related to the settlement of liabilities for certain pension contracts and the recognition of significant losses and gains related to our pension assets. The settlement losses and gains had no cash effect on Ethyl, and no retiree benefits changed.

   The charge of $8 million in 2000 was for the writeoff of the production assets of a previously idled petroleum additives facility in Orangeburg, South Carolina. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, we reviewed a third-party supply contract for product, as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated, and excess supply and production facilities were in place. Further, there were no specific market changes expected to impact these conditions. As a result of this review, we cancelled the original supply contract, restructured, and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and wrote off the book value of these assets.

   In 1999, special item income consisted of $7 million, or $4 million after taxes ($.05 per share), from a supply contract amendment.

23.  Recently Issued Accounting Standards

   The Financial Accounting Standards Board (FASB) issued four new Statements of Financial Accounting Standards (SFAS) in 2001.

   SFAS 141 "Business Combinations", issued in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The pooling-of-interests method of accounting is no longer allowed. We do not expect this statement to have a significant impact on Ethyl's financial statements.

   SFAS 142 "Goodwill and Other Intangible Assets", issued in July 2001, is effective for fiscal years beginning after December 15, 2001. The statement eliminates the amortization of goodwill as of January 1, 2002. In addition, the statement no longer requires that intangibles be amortized if the life of the intangible is determined to be indefinite. Further, goodwill and intangibles will be reviewed at least annually for possible impairment. We will discontinue goodwill amortization on December 31, 2001, leaving us with a balance of $3 million. We are currently evaluating the full impact of this statement.

   SFAS 143 "Accounting for Asset Retirement Obligations" was issued in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. We have not completed the necessary analysis, and therefore, cannot yet assess the potential impact on our financial statements.

      (tabular amounts in thousands, except share and per-share amounts)


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

24.  Selected Quarterly Consolidated Financial Data (unaudited)

                                                              First     Second     Third   Fourth
2001                                                         Quarter    Quarter   Quarter  Quarter
----                                                         --------  ---------  -------- --------
Net sales (1)............................................... $217,260  $ 177,643  $166,043 $163,516
Gross profit................................................ $ 30,175  $   4,279  $ 26,984 $ 31,891
Special items (expense) income, net......................... $(10,707) $(106,261) $  3,070 $   (118)
Net (loss) income........................................... $(11,267) $ (94,784) $    661 $    350
Basic and diluted (loss) earnings per share................. $   (.14) $   (1.13) $    .01 $     --
Shares used to compute basic and diluted (loss) earnings per
  share.....................................................   83,455     83,455    83,455   83,455
2000
----
Net sales (1)............................................... $203,943  $ 220,831  $209,234 $209,567
Gross profit................................................ $ 42,264  $  46,441  $ 45,183 $ 31,264
Special items income, net................................... $ 42,369  $   4,050  $ 27,185 $  2,405
Net income.................................................. $ 27,824  $   9,269  $ 21,556 $  2,348
Basic and diluted earnings per share........................ $    .33  $     .11  $    .26 $    .03
Shares used to compute basic and diluted earnings per share.   83,465     83,465    83,463   83,455

--------
(1) Freight costs have been reclassified from net sales to cost of sales for all periods presented.

25.  Segment and Geographic Area Information

   Segment Information--We manage our business in two distinct segments: petroleum additives and tetraethyl lead. We divided our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product primarily marketed through third party agreements.

   The accounting policies of the segments are the same as those described in
Note 1. We evaluate the performance of our operating segments based on operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment and amortization of prepayments for services and segment intangible assets are included in the operating profit of each segment. No transfers occurred between the segments during the periods presented. TEL sales made through the marketing agreements with Octel are not recorded as sales by Ethyl. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

      (tabular amounts in thousands, except share and per-share amounts)



                                                  2001       2000      1999
                                                ---------  --------  --------
  Net sales
  Petroleum additives.......................... $ 707,935  $816,587  $843,770
  Tetraethyl lead..............................    16,527    26,988    26,106
                                                ---------  --------  --------
         Consolidated net sales (a) (b)........ $ 724,462  $843,575  $869,876
                                                =========  ========  ========
  Segment operating (loss) profit
  Petroleum additives before nonrecurring items $  36,414  $ 32,053  $ 77,861
  Nonrecurring items...........................   (72,080)   (7,524)    7,200
                                                ---------  --------  --------
  Petroleum additives..........................   (35,666)   24,529    85,061
  Tetraethyl lead..............................    32,005    39,341    48,359
                                                ---------  --------  --------
     Segment operating (loss) profit...........    (3,661)   63,870   133,420
  Corporate general and administrative expense.   (19,469)  (26,142)  (24,087)
  Interest expense.............................   (32,808)  (36,075)  (35,506)
  Pension contract settlements.................   (88,160)   80,923        --
  Other (expense) income, net..................    (4,895)    7,519     7,295
                                                ---------  --------  --------
         (Loss) income before income taxes..... $(148,993) $ 90,095  $ 81,122
                                                =========  ========  ========

--------
(a) Certain amounts have been reclassified to conform to the current presentation.

(b) Net sales of the petroleum additives segment to three customers amounted to $319 million in 2000. The petroleum additives segment reported net sales to two customers of $226 million in 1999.

      (tabular amounts in thousands, except share and per-share amounts)


   The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

                                                2001      2000      1999
                                              -------- ---------- --------
     Segment assets
     Petroleum additives..................... $476,759 $  579,480 $666,721
     Tetraethyl lead.........................   94,907     84,532   55,316
                                              -------- ---------- --------
                                               571,666    664,012  722,037
     Cash and cash equivalents...............   12,382      4,470   15,846
     Restricted cash.........................      996      1,262       --
     Other accounts receivable...............   12,318     20,783    4,458
     Deferred income taxes...................   21,175      8,353   12,575
     Prepaid expenses........................    3,007      4,414    5,699
     Prepaid pension cost....................   25,731    224,892  127,212
     Other assets and deferred charges.......   72,350     73,453  103,553
                                              -------- ---------- --------
        Total assets......................... $719,625 $1,001,639 $991,380
                                              ======== ========== ========
     Additions to long-lived assets
     Petroleum additives..................... $ 10,735 $   14,487 $ 14,521
     Tetraethyl lead (a).....................   24,583     39,583      683
     Other long-lived assets.................    1,267      1,392      700
                                              -------- ---------- --------
        Total additions to long-lived assets. $ 36,585 $   55,462 $ 15,904
                                              ======== ========== ========
     Depreciation and amortization
     Petroleum additives (b)................. $ 86,294 $   54,243 $ 57,683
     Tetraethyl lead (a).....................    6,647      8,176    2,040
     Other long-lived assets.................    6,577      3,837    5,402
                                              -------- ---------- --------
        Total depreciation and amortization.. $ 99,518 $   66,256 $ 65,125
                                              ======== ========== ========

--------
(a) The addition to TEL long-lived assets in 2001 and 2000 relate to the payment for services paid to Alcor. The amortization of the prepayment for services was $6 million in 2001 and $7 million in 2000.

(b) Depreciation and amortization includes $41 million of accelerated depreciation related to the engine oil additives rationalization in 2001.

      (tabular amounts in thousands, except share and per-share amounts)


   Geographic Area Information--The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the years shown. Except for the United States and Canada, no country exceeded 10% of net sales. The United States was the only country that exceeded 10% of long-lived assets in any year. Ethyl allocated revenues to geographic areas based on the location to which the product was shipped.

                                           2001     2000     1999
                                         -------- -------- --------
             Net sales
             United States.............. $281,336 $413,127 $410,496
             Canada.....................   73,876   72,093   64,724
             Other foreign..............  369,250  358,355  394,656
                                         -------- -------- --------
                Consolidated net sales.. $724,462 $843,575 $869,876
                                         ======== ======== ========
             Long-lived assets
             United States.............. $263,862 $332,996 $378,016
             Foreign....................   55,353   77,425   54,123
                                         -------- -------- --------
                Total long-lived assets. $319,215 $410,421 $432,139
                                         ======== ======== ========

26.  Liquidity

   In March 2002, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. The New Credit Facility includes the following key provisions:

    . A revolving line of credit of $146 million, including a letter of credit sub-facility of $55 million.

    . A balance on the term loan of $45 million. The repayment schedule is $5 million at both May 31 and September 30, 2002. Payments of $10 million are due at August 31 and November 30, 2002, as well as at February 28, 2003. The balance is due on March 31, 2003.

    . The outstanding amount on the new term loan is $205 million, which is due in full on March 31, 2003.

    . The maturity date is extended to March 31, 2003 with all unpaid balances being due on that date. The maturity date may be extended to March 31, 2004 if certain conditions are met.

    . Interest rates increased and are based on a premium to variable base rates. The initial premium is 325 to 425 basis points, depending on the type of borrowing. The premium will be reduced if certain criteria are met.

    .  Substantially all of our assets in the United States are collateralized.

    . Mandatory prepayments are required for excess cash flow, asset dispositions, debt and equity issuances, all tax refunds, and certain other funds received.

      (tabular amounts in thousands, except share and per-share amounts)


    . Covenants include minimum EBITDA, minimum interest coverage ratio, and maximum leverage coverage ratio, among others.

    .  The payment of dividends is not permitted.

    . Investments and capital expenditures are limited. The capital expenditures limitation does not conflict with our current capital plan.

   While the New Credit Facility does provide for an extension through March 31, 2004, our current forecast of operating earnings alone would not achieve the extension conditions. We are pursuing certain strategic initiatives, which if completed, would cause us to achieve the additional extension through March 31, 2004. The completion of these initiatives cannot be assured. If the extension is not achieved, we plan to enter into negotiations with our lenders in the second half of 2002 to further extend our borrowing facilities. Consequently, borrowings under the New Credit Facility will be reflected as current liabilities beginning in the first quarter of 2002 until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.
   On February 1, 2002, Bruce C. Gottwald, Chairman of the Board, made a loan to Ethyl in the amount of $18.6 million. The loan is for three years at an interest rate of 8.5%. Interest payments are due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down existing bank debt. The loan is nonrecourse to Ethyl and is collateralized by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. We have a "put" right at the end of the loan term under which we can convey the property to the lender in satisfaction of the debt. If we fail to pay the loan at maturity, the lender has a "call" right at the end of the loan term under which he can require us to convey the property to him in satisfaction of the debt.

   We continue to make debt repayment a high priority so that we will have more flexibility in the future. Our cash flows from operations remain strong, and we will continue to minimize working capital requirements, as well as sell nonstrategic assets when possible.

   We believe our new business model will continue to improve our profits and financial position and that it will enable us to comply with the terms of the New Credit Facility. While we believe our plan is sound, and we are making good progress, the possibility exists that unforeseen events, significantly higher interest rates, adverse business conditions or a combination of these factors could prevent us from meeting certain financial covenants.

   Should unforeseen events or conditions restrict us from meeting our targeted operating results, we believe we could pursue alternative plans such as additional asset sales, deferrals of capital expenditures or other options that might be available. In the event we may not be in compliance with the debt covenants at some future date, we would pursue various alternative possibilities including, among other things, the refinancing of debt or obtaining covenant amendments or waivers. We believe we could successfully complete alternative arrangements, if necessary. However, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.

  FINANCIAL POLICY

   Ethyl Corporation's Financial Standards--Our goal is to present clearly Ethyl's financial information to enhance your understanding of our sources of earnings and our financial condition.

   Management's Report on the Financial Statements--Ethyl prepared the financial statements and related notes on pages 26 through 56 to conform to generally accepted accounting principles. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same is true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in the annual report is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

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

   The Audit Committee of the Board of Directors, composed only of independent directors, meets with management and PwC to review accounting, auditing, and financial reporting matters. In early 2000, PwC informed the Committee that it had notified the Securities and Exchange Commission (SEC) that there was a delay in the transfer from PwC's control of certain retirement and other benefits which were due to Ethyl's then Chief Financial Officer. Our former CFO had been a partner of Coopers & Lybrand, a predecessor of PwC. The transfers, which should have occurred in November 1997, were completed on February 16, 2000.

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

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Ethyl Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ethyl Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As more fully discussed in Notes 12 and 26 to the consolidated financial statements, the Company has amended its borrowing facilities to extend the maturity date through March 31, 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Richmond, Virginia
February 1, 2002, except as to
Notes 12 and 26 for which the date is
March 26, 2002


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is in our 2001 Proxy Statement and is incorporated by reference. In addition, the names and ages of all officers as of March 28, 2002 follow.

Name                     Age Positions
----                     --- ---------
Bruce C. Gottwald....... 68  Chairman of the Board and Chairman of the
                               Executive Committee
Thomas E. Gottwald...... 41  President and Chief Executive Officer
Alexander McLean........ 45  Senior Vice President--Petroleum Additives
Newton A. Perry......... 59  Senior Vice President--Antiknocks
David A. Fiorenza....... 52  Vice President, Treasurer, and Principal Financial Officer
Russell L. Gottwald, Jr. 50  Vice President--Supply Chain
Bruce R. Hazelgrove, III 42  Vice President--Corporate Resources
C. S. Warren Huang...... 52  Vice President and Managing Director--Asia Pacific
Ronald E. Kollman....... 55  Vice President--Product Management and Technology
Barbara A. Little....... 45  Vice President--Government Relations
Donald R. Lynam......... 63  Vice President--Air Conservation
Steven M. Mayer......... 59  Vice President--General Counsel
Ann M. Pettigrew........ 47  Vice President--Health, Safety, and Environment
Roger H. Venable........ 55  Vice President--Antiknocks
Wayne C. Drinkwater..... 55  Controller and Principal Accounting Officer
M. Rudolph West......... 48  Secretary
Michael L. McKeever..... 61  Assistant Treasurer

   The term of office is until the meeting of the board of directors following the next annual shareholders' meeting (June 4, 2002). All officers have been employed with Ethyl for at least the last five years.

   Effective April 1, 2002, Newton A. Perry will be promoted to Senior Vice President--Strategy and C. S. Warren Huang will be promoted to Senior Vice President--Fuel Additives.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is in our 2001 Proxy Statement and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

   The information required by this item is in our 2001 Proxy Statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is in our 2001 Proxy Statement and is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(A)(1)   Consolidated Statements of Income for each of the three years in the periods ended December 31,
         2001, 2000, and 1999 are on page 26.

         Consolidated Balance Sheets as of December 31, 2001 and 2000 are on page 27.

         Consolidated Statements of Shareholders' Equity for each of the three years in the periods ended
         December 31, 2001, 2000, and 1999 are on page 28.

         Consolidated Statements of Cash Flows for each of the three years in the periods ended
         December 31, 2001, 2000, and 1999 are on page 29.

         Notes to Consolidated Financial Statements begin on page 30.

         Management's Report on the Financial Statements is on page 57.

         Report of Independent Accountants is on page 58.

(A)(2)   Financial Statement Schedules--none required

(A)(3)   Exhibits

           3.1 Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to
               Form 10-Q filed on November 4, 1996)

           3.2 By-laws of the registrant (incorporated by reference as Exhibit 3.2 to Form 10-K filed on
               March 29, 1996)

           4.1 First Amendment and Restatement of Amended and Restated Credit Agreement, dated as of
               April 10, 2001 (incorporated by reference as Exhibit 4.1 to Form 10-K filed on April 10,
               2001)

           4.2 Second Amendment to Amended and Restated Credit Agreement, dated as of December 3,
               2001

           4.3 Third Amendment to Amended and Restated Credit Agreement, dated as of January 15, 2002

           4.4 Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2002

          10.1 Incentive Stock Option Plan (incorporated by reference as Exhibit 10 to Form 10-Q filed on
               May 12, 1994)

          10.2 Non-Employee Directors' Stock Acquisition Plan (incorporated by reference as Exhibit A to the registrant's Proxy Statement for the Annual Meeting of Shareholders filed on March 17,
               1993)

          10.3 Excess Benefit Plan (incorporated by reference as Exhibit 10.4 to Form 10-K filed on
               February 25, 1993)

          10.4 Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The
               Associated Octel Company Limited (incorporated by reference as Exhibit 99 to Form 8-K filed on February 17, 1994)


     10.5 Employment and Severance Benefits Agreement dated October 1, 1997, with J. Robert
          Mooney (incorporated by reference as Exhibit 10.7 to Form 10-K filed on March 24, 1998)

     10.6 Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl
          Corporation and The Associated Octel Company Limited (incorporated by reference as
          Exhibit 10 to Form 10-Q filed on November 10, 1998)

     10.7 Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America
          (incorporated by reference as Exhibit 4.5 to Form S-8, filed on August 7, 1998)

     10.8 Amended and Restated Product Marketing and Sales Agreement, dated as of June 13, 2001, between Ethyl Services GmbH and Alcor Chemie Vertriebs AG, Alcor Chemie AG, and
          Noofot GmbH*

     11.1 Computation of Basic and Diluted Earnings Per Share

     21   Subsidiaries of the registrant

     23   Consent of PricewaterhouseCoopers LLP

(B) No report on Form 8-K has been filed during 2001.

(C) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Form
    10-K.

* Subject to a request for confidential treatment, certain provisions of the Amended and Restated Product Marketing and Sales Agreement have been intentionally omitted.


   A copy of any of the exhibits listed above will be provided upon written request for a reasonable charge, to any shareholder whose proxy is being solicited by the Board of Directors. The written request should be directed to:

                                          M. Rudolph West, Esq.,
                                          Secretary
                                          Ethyl Corporation
                                          330 South Fourth Street
                                          P.O. Box 2189
                                          Richmond, Virginia 23218-2189

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHYL CORPORATION

By:         /s/ BRUCE C. GOTTWALD
--------------------------------------
(Bruce C. Gottwald, Chairman of the Board)

Dated: March 28, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.

          SIGNATURE                       TITLE
          ---------                       -----

   /s/   BRUCE C. GOTTWALD    Chairman of the Board,
-----------------------------   Chairman of the Executive
     (Bruce C. Gottwald)        Committee, and Director

  /s/   THOMAS E. GOTTWALD    President, Chief Executive
-----------------------------   Officer and Director
    (Thomas E. Gottwald)        (Principal Executive
                                Officer)

    /s/   D. A. FIORENZA      Vice President and Treasurer
-----------------------------   (Principal Financial
     (David A. Fiorenza)        Officer)

  /s/   WAYNE C. DRINKWATER
----------------------------- Controller (Principal
    (Wayne C. Drinkwater)       Accounting Officer)

   /s/   WILLIAM W. BERRY     Director
-----------------------------
     (William W. Berry)

    /s/   PHYLLIS COTHRAN     Director
-----------------------------
    (Phyllis L. Cothran)

 /s/   GILBERT M. GROSVENOR   Director
-----------------------------
   (Gilbert M. Grosvenor)

      /s/   S. B. SCOTT       Director
-----------------------------
    (Sidney Buford Scott)

     /s/   C. B. WALKER       Director
-----------------------------
     (Charles B. Walker)

                                 EXHIBIT INDEX

Number of Exhibit Name of Exhibit
----------------- ---------------

      4.2         Second Amendment to Amended and Restated Credit Agreement dated as of December 3,
                  2001

      4.3         Third Amendment to Amended and Restated Credit Agreement, dated as of January 15,
                  2002

      4.4         Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 22,
                  2002

      10.8        Amended and Restated Product Marketing and Sales Agreement, dated as of June 13, 2001, between Ethyl Services GmbH and Alcor Chemie Vertriebs AG, Alcor Chemie AG, and
                  Noofot GmbH