Form 10-Q
period 2002-03-31
ETHYL CORP
filed 2002-05-10
CIK 33656

                                                              Page 1 of 21 pages

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

For Transition Period from ________________________ to __________________

For Quarter Ended March 31, 2002                   Commission File Number 1-5112

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

           Yes   X                             No ___
               -----


Number of shares of common stock, $1 par value, outstanding as of April 30, 2002: 83,454,650.

                                ETHYL CORPORATION

                                    I N D E X

                                                                               Page
                                                                              Number
                                                                              ------
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Consolidated Statements of Income - Three Months
            Ended March 31, 2002 and 2001                                         3

   Consolidated Balance Sheets - March 31, 2002 and December 31, 2001             4

   Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2002 and 2001                            5

   Notes to Financial Statements                                                6-10

   ITEM 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                        11-19

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           19

PART II. OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                                     20

SIGNATURE                                                                        21

PART I -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       ETHYL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31
                                                                ---------------------------------------
                                                                    2002                   2001
                                                                ---------------      ------------------
Net sales                                                            $ 150,614               $ 217,260
Cost of goods sold                                                     118,606                 187,085
                                                                ---------------      ------------------

   Gross profit                                                         32,008                  30,175

TEL marketing agreements services                                        5,716                   8,082

Selling, general, and administrative expenses                           16,469                  18,470
Research, development, and testing expenses                             12,232                  17,991
Special items expense                                                        -                 (10,707)
                                                                ---------------      ------------------

   Operating profit (loss)                                               9,023                  (8,911)

Interest and financing expenses                                          7,038                   8,194
Other expense, net                                                        (686)                   (694)
                                                                ---------------      ------------------

Income (loss) before income taxes                                        1,299                 (17,799)
Income tax expense (benefit)                                               416                  (6,532)
                                                                ---------------      ------------------

Income (loss) before cumulative effect of
   accounting change                                                       883                 (11,267)

Cumulative effect of accounting change for
   goodwill write-off (net of $615 tax)                                 (2,505)                      -
                                                                ---------------      ------------------

Net loss                                                             $  (1,622)              $ (11,267)
                                                                ===============      ==================

Basic and diluted earnings (loss) per share:
   Income (loss) before cumulative effect of
     accounting change                                               $  $ 0.01               $   (0.14)
   Cumulative effect of accounting change for
        goodwill write-off (net of tax)                                  (0.03)                      -
                                                                ---------------      ------------------

Basic and diluted loss per share                                     $   (0.02)              $   (0.14)
                                                                ===============      ==================

Shares used to compute basic earnings
   (loss) per share                                                     83,455                  83,455
                                                                ===============      ==================

Shares used to compute diluted earnings
   (loss) per share                                                     84,449                  83,455
                                                                ===============      ==================

See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           March 31
                                                                            2002      December 31
                                                                         (unaudited)      2001
                                                                         -----------  -----------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                             $    11,707  $    12,382
   Restricted cash                                                               866          996
   Trade and other accounts receivable, less allowance
      for doubtful accounts ($888 - 2002; $889 - 2001)                       117,767      121,261
   Receivable - TEL marketing agreements services                             18,164       16,935
   Inventories:
      Finished goods and work-in-process                                      91,722       98,995
      Raw materials                                                           13,648       14,066
      Stores, supplies and other                                               8,284        8,397
                                                                         -----------  -----------
                                                                             113,654      121,458

   Deferred income taxes and prepaid expenses                                 15,809       11,742
                                                                         -----------  -----------
      Total current assets                                                   277,967      284,774
                                                                         -----------  -----------

Property, plant and equipment, at cost                                       761,785      760,649
   Less accumulated depreciation and amortization                            551,922      544,892
                                                                         -----------  -----------
      Net property, plant and equipment                                      209,863      215,757
                                                                         -----------  -----------

Prepaid pension cost                                                          25,921       25,731
Other assets and deferred charges                                            107,635      114,447
Goodwill and other intangibles, net of amortization                           73,780       78,916
                                                                         -----------  -----------

Total assets                                                             $   695,166  $   719,625
                                                                         ===========  ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $    44,859  $    54,376
    Accrued expenses                                                          51,551       59,907
    Long-term debt, current portion                                          310,970       30,504
    Income taxes payable                                                      15,351       14,648
                                                                         -----------  -----------
        Total current liabilities                                            422,731      159,435
                                                                         -----------  -----------

Long-term debt                                                                24,064      305,453
Other noncurrent liabilities                                                 105,453      109,444

Shareholders' equity
      Common stock ($1 par value)
              Issued - 83,454,650 in 2002 and 2001                            83,455       83,455
      Accumulated other comprehensive loss                                   (27,923)     (27,170)
      Retained earnings                                                       87,386       89,008
                                                                         -----------  -----------
                                                                             142,918      145,293
                                                                         -----------  -----------

Total liabilities and shareholders' equity                               $   695,166  $   719,625
                                                                         ===========  ===========

See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                              Three Months Ended
                                                                                    March 31
                                                                             ---------------------
                                                                                2002        2001
                                                                             ---------    --------
Cash and cash equivalents at beginning of year                               $  12,382    $  4,470
                                                                             ---------    --------

Cash flows from operating activities:
     Net loss                                                                   (1,622)    (11,267)
     Adjustments to reconcile net loss to cash flows from
       operating activities:
           Depreciation and amortization                                        14,188      26,427
           Write-off of goodwill                                                 3,120           -
           Accrued severance, early retirement, and other engine oil
               additives rationalization charges                                     -      11,625
           Deferred income taxes                                                (2,241)     (3,933)
           Prepaid pension cost                                                  1,477      (2,815)
           TEL working capital advance                                            (322)          -
           Working capital changes                                              (7,276)     (8,285)
           Other, net                                                              471       1,131
                                                                             ---------    --------
               Cash provided from operating activities                           7,795      12,883
                                                                             ---------    --------

Cash flows from investing activities:
     Capital expenditures                                                       (2,358)     (2,287)
     Prepayment for TEL marketing agreement services                            (3,200)          -
     Equity investments                                                              -      (1,250)
     Other, net                                                                     (6)        (16)
                                                                             ---------    --------
               Cash used in investing activities                                (5,564)     (3,553)
                                                                             ---------    --------

Cash flows from financing activities:
     Repayment of term loans                                                   (38,640)    (40,000)
     Net borrowings                                                             37,840      40,000
     Debt issuance costs                                                        (1,983)     (2,446)
     Other, net                                                                   (123)       (116)
                                                                             ---------    --------
               Cash used in financing activities                                (2,906)     (2,562)
                                                                             ---------    --------

(Decrease) increase in cash and cash equivalents                                  (675)      6,768
                                                                             ---------    --------

Cash and cash equivalents at end of period                                   $  11,707    $ 11,238
                                                                             =========    ========

See accompanying notes to financial statements.

                       ETHYL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2002, as well as the consolidated results of operations and the consolidated cash flows for the three-months ended March 31, 2002 and 2001. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2001 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2. The tables below show our consolidated net sales by segment, operating profit by segment, and reconciliation to income (loss) before income taxes.

                                                  Net Sales By Segment
                                                     (in millions)


                                                     First Quarter
                                                 2002             2001
                                                 ----             ----
          Petroleum additives                   $148.9           $205.9
          Tetraethyl lead                          1.7             11.4
                                                ------          -------
          Consolidated net sales                $150.6           $217.3
                                                ======          =======

                            Segment Operating Profit
                                  (in millions)

                                                          First Quarter
                                                       2002           2001
                                                       ----           ----
         Petroleum additives before
           nonrecurring items                         $ 10.6        $   8.2
         Nonrecurring items                             (1.5)         (23.2)
                                                      ------        -------
            Total petroleum additives                    9.1          (15.0)
         Tetraethyl lead before
            nonrecurring items                           4.5           10.6
         Nonrecurring items                             (1.6)             -
                                                      ------        -------
            Total tetraethyl lead                        2.9           10.6
                                                      ------        -------

         Segment operating profit (loss)                12.0           (4.4)
         Add back current year nonrecurring
            item to reconcile Segment Reporting
            to Consolidated Statements
             of Income                                   3.1              -
         Corporate unallocated expense                  (2.3)          (5.9)
         Interest expense                               (7.0)          (8.2)
         Pension (expense) income                       (1.5)           2.8
         Other expense, net                             (3.0)          (2.1)
                                                      ------        -------
         Income (loss) before income taxes            $  1.3        $ (17.8)
                                                      ======        =======


3. During first quarter 2001, TEL inventory quantities were reduced which resulted in a liquidation of LIFO inventory layers. The effect of the liquidation was to decrease cost of goods sold by $1.5 million and increase net income by $900 thousand or $.01 per share.

4. Special items expense for 2001 includes a charge of $10.7 million ($6.8 million after tax or $.08 per share) for severance, early retirement, and other expenses related to our engine oil additives rationalization.

5. Other expense, net for both the first quarter 2002 and 2001 was $700 thousand. The 2002 amount included $1.3 million for expenses related to debt refinancing activities, while 2001 included $1.8 million for our percentage share of losses in equity investments.

6.   Long-term debt consisted of the following:
                                                        March 31    December 31
                                                          2002          2001
                                                          ----          ----

         New term loan                                 $ 205,691    $   205,691
         Revolving credit agreement                       60,000         40,800
         Term loan agreement                              44,774         83,414
         Private borrowing                                18,640              -
                                                       ---------    -----------
                                                         329,105        329,905
         Obligation under capital lease                    5,929          6,052
                                                       ----------   -----------
           Total debt                                    335,034        335,957
           Less current portion                         (310,970)       (30,504)
                                                       ---------    -----------
           Long-term debt                              $  24,064    $   305,453
                                                       =========    ===========


     In March 2002, we entered the Fourth Amendment to Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. The New Credit Facility includes a revolving line of credit of $146 million (including a letter of credit sub-facility), the remaining balance on the original term loan of $45 million, and the remaining balance on the new term loan of $205 million. The facility has a maturity date of March 31, 2003. However, the maturity date can be further extended to March 31, 2004 provided certain conditions are met.

     The key provisions of the New Credit Facility are detailed in Note 26 of our Form 10-K for the year ended December 31, 2001. These provisions include collateralizing substantially all of our assets in the United States and higher interest rates. Mandatory prepayments on debt are required from excess cash flow, asset dispositions, and certain other transactions. The payment of dividends is not permitted and investments, as well as capital expenditures are limited.

     While the New Credit Facility does provide for an extension through March 31, 2004, our current forecast of operating earnings alone would not achieve the extension conditions. We are pursuing certain strategic initiatives, which if completed, would cause us to achieve the additional extension through March 31, 2004. The completion of these initiatives cannot be assured. If the extension is not achieved, we plan to enter into negotiations with our lenders in the second half of 2002 to further extend our borrowing facilities. However, there is no assurance that an agreement will be accomplished. This would cause us to pursue other alternatives. We believe the alternatives, if required, would be available to us. However, there can be no assurance of their success. Consequently, borrowings under the New Credit Facility are reflected as current liabilities in accordance with generally accepted accounting principles beginning in the first quarter of 2002 until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.

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

7.       The components of comprehensive loss consist of the following:

                                                                         Three Months Ended
                                                                              March 31

                                                                          2002        2001
                                                                          ----        ----
         Net loss                                                       $(1,622)   $(11,267)
         Other comprehensive loss, net of tax
            Unrealized loss on marketable
              equity securities                                            (386)     (4,222)
            Foreign currency translation adjustments                       (367)     (3,705)
                                                                        -------    --------
         Other comprehensive loss                                          (753)     (7,927)
                                                                        -------     -------
         Comprehensive loss                                             $(2,375)   $(19,194)
                                                                        =======    ========

         The components of accumulated other comprehensive (loss) income consist of the following:

                                                                        March 31   December 31
                                                                          2002         2001
                                                                          ----         ----
         Unrealized (loss) gain on marketable equity securities      $     (173)   $       213
         Minimum pension liability adjustment                            (2,995)        (2,995)
         Foreign currency translation adjustments                       (24,755)       (24,388)
                                                                       --------    -----------
                              Accumulated other comprehensive loss   $  (27,923)   $   (27,170)
                                                                       ========    ===========

8. In conformity with Statement of Financial Accounting Standards No. 142, during the first quarter 2002, we wrote-off goodwill of $3.1 million ($2.5 million after tax or $.03 per share.) If the write-off had occurred on January 1, 2001, the 2001 net loss would have been reduced by $151 thousand. There would have been no impact on basic and diluted earnings per share.

9. Asset writedowns (through accelerated depreciation), severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines in 2001 were $23.2 million ($14.8 million after tax or $.18 per share) for first quarter 2001. These costs are included in the Consolidated Statements of Income as follows:

                                                                     2001
                                                                     ----
            Cost of goods sold                                      $ 10.7
            Research, development, and testing expenses                1.8
            Special items expense                                     10.7
                                                                    ------
                                                                    $ 23.2
                                                                    ======

         Cost of goods sold includes a $10.7 million charge ($6.8 million after tax or $.08 per share) for a portion of the accelerated depreciation of the engine oil additives facilities that were idled in 2001, as well as the writedown of certain inventories and shutdown costs.

         Research, development, and testing expenses include a charge of $1.8 million ($1.2 million after tax or $.02 per share) for a portion of the accelerated depreciation of the research and development facilities that were shutdown in the second quarter 2001, as well as the writedown of certain inventories.

         We included severance, early retirement, and other expenses in special items expense. See Note 4.

         Depreciation and amortization in the 2001 Condensed Consolidated Statement of Cash Flows includes accelerated depreciation of $11.6 million due to the shortened lives of certain engine oil additives assets. Management considered if the indefinitely idled assets were impaired and concluded that these assets should be depreciated over the remaining useful lives through the second quarter 2001 closure dates.

10. The Financial Accounting Standards Board (FASB) issued several new statements of Financial Accounting Standards (SFAS) during 2001.

         SFAS 142 "Goodwill and Other Intangible Assets", issued in July 2001, was effective for fiscal years beginning after December 15, 2001. The statement eliminates the amortization of goodwill as of January 1, 2002. In addition, the statement no longer requires that intangibles be amortized if the life of the intangible is determined to be indefinite. Further, goodwill and intangibles will be reviewed at least annually for possible impairment. Under this SFAS we wrote-off $3.1 million of goodwill during the first quarter 2002.

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

         SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and was effective for fiscal years beginning after December 15, 2001. While this statement supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", SFAS 144 retains the framework established in SFAS 121 and addresses implementation issues. SFAS 144 also supercedes Accounting Principles Board Opinion Number 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" and addresses the accounting for disposal of long-lived assets of a discontinued operation. Generally, SFAS 144 requires that impaired assets or assets to be disposed of, whether reported in continuing operations or discontinued operations, be recorded at the lower of carrying amount or fair value less cost to sell. The statement has not had an impact on our first quarter 2002 results.

ITEM 2.     Management's Discussion and Analysis of
            ---------------------------------------
            Results of Operations and Financial Condition
            ---------------------------------------------

     The following is management's discussion and analysis of certain significant factors affecting our results of operations and changes in financial condition since December 31, 2001. Our reportable segments, petroleum additives and tetraethyl lead (TEL), are strategic business units that we manage separately.

     Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking comments may focus on future objectives or expectations about future performance and may include statements about trends or anticipated events.

     We believe our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control. We identify certain of these factors in the Review of Operations in our 2001 Annual Report and incorporate the same herein by reference.

     Results of Operations
     ---------------------
     Net Sales
     ---------
     Our consolidated net sales for the first quarter 2002 amounted to $150.6 million, representing a decrease of 31% from the 2001 level of $217.3 million. The table below shows our consolidated net sales by segment. We reclassified previously reported net sales amounts for the first quarter 2001 to comply with recent accounting guidance. There was no effect on net income as a result of these reclassifications. The net effect of the adoption was increased net sales, as well as increased cost of goods sold of $6.0 million for the first quarter 2001.

                                           Net Sales By Segment
                                              (in millions)

                                               First Quarter
                                          2002             2001
                                          ----             ----
     Petroleum additives                 $148.9           $205.9
     Tetraethyl lead                        1.7             11.4
                                         ------           ------
     Consolidated net sales              $150.6           $217.3
                                         ======           ======

     Petroleum Additives Segment
     ---------------------------
     Petroleum additives net sales in the first quarter 2002 of $148.9 million were down $57.0 million (28%) from $205.9 million in first quarter 2001. Shipments were significantly lower resulting in an unfavorable impact on net sales of $52.8 million. This reduction in sales reflects the lower engine oil shipments and includes the impact of the loss in 2001 of three high-volume engine oil customers. Shipments to these customers continued during the first quarter 2001, but were substantially complete by the end of the second quarter 2001. Lower selling prices when compared to first quarter 2001 resulted in a $4.2 million reduction in net sales.

         TEL Segment
         -----------
         Most of the TEL marketing activity is through the agreements with Octel and Alcor, under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl in areas not covered by the agreements, as well as sales made to Octel under the terms of the agreements.

         TEL sales in the first quarter 2002 were $9.7 million lower than first quarter 2001. During the first quarter 2001, Octel purchased substantially all of the remaining inventory that they are required to purchase under the agreements. This resulted in sales to Octel being $7.8 million lower in first quarter 2002 as compared to first quarter 2001. We expect TEL net sales for 2002 to be lower than 2001. Sales, other than to Octel, were $1.9 million lower for first quarter 2002 when compared to first quarter 2001.

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

         First quarter 2002 segment operating profit was $12.0 million and included a nonrecurring charge of $3.1 million for the write-off of goodwill upon the adoption of SFAS 142. Operating loss for the same 2001 period was $4.4 million and included a nonrecurring expense of $23.2 million for costs related to the rationalization of our engine oil additives business. Excluding these nonrecurring items, combined segment operating profit decreased 20% from 2001 levels. This reduction included an improvement in petroleum additives operating profit, which was more than offset by lower TEL profit.

         Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.

                            Segment Operating Profit
                                  (in millions)

                                                         First Quarter
                                                      2002          2001
                                                      ----          ----
         Petroleum additives before
            nonrecurring items                      $  10.6         $   8.2
         Nonrecurring items                            (1.5)          (23.2)
                                                    -------         -------
            Total petroleum additives                   9.1           (15.0)
                                                    -------         -------
         Tetraethyl lead before
            nonrecurring items                          4.5            10.6
         Nonrecurring items                            (1.6)            0.0
                                                    -------         -------
         Total tetraethyl lead                          2.9            10.6
                                                    -------         -------
         Segment operating profit (loss)               12.0            (4.4)
         Add back current year nonrecurring
            item to reconcile Segment
            Reporting to the Consolidated
            Statements of Income                        3.1             0.0
         Corporate unallocated expense                 (2.3)           (5.9)
         Interest expense                              (7.0)           (8.2)
         Pension (expense) income                      (1.5)            2.8
         Other expense, net                            (3.0)           (2.1)
                                                    -------         -------
         Income (loss) before income taxes          $   1.3         $ (17.8)
                                                    =======         =======

         Petroleum Additives Segment
         ---------------------------
         Petroleum additives first quarter 2002 operating profit was $9.1 million as compared to operating loss of $15.0 million for first quarter 2001. Excluding nonrecurring items, petroleum additives operating profit for the first quarter 2002 of $10.6 million increased 29% from first quarter 2001 operating profit of $8.2 million on the same basis.

         When compared to first quarter 2001, operating profit for first quarter 2002 is higher in all major product lines, except for engine oil additives. Engine oil additives operating profit is about even with first quarter 2001. While the weakness in the engine oil additives market negatively impacts our results, we continue to realize a positive cash flow from this product line.

         The higher profits this year resulted from significantly lower research, development, and testing expenses (R&D), as well as lower selling, general, and administrative expenses (SG&A). Results also benefited from lower manufacturing and raw material costs. While raw material costs were lower, it is difficult to predict the full impact that recent increases in crude oil prices will have on our raw material costs. These factors were partially offset by the unfavorable impact of lower shipments and unfavorable foreign exchange.

         The nonrecurring charge in the first quarter 2002 was for the write-off of goodwill. This write-off was done in accordance with Statement of Financial Accounting Standards No. 142. The nonrecurring charges in the first quarter 2001 amounted to $23.2 million and related to the rationalization of our engine oil additives product line. These costs included a noncash charge of

         $11.6 million for a portion of the accelerated depreciation of the engine oil facilities that were indefinitely idled in the second quarter 2001, as well as certain other related costs of $900 thousand. Also included is $10.7 million for severance, early retirement, and other expenses.

         R&D expenses in the petroleum additives segment for the first quarter 2002 decreased 24% compared to the 2001 period. The decrease primarily resulted from reduced R&D in our engine oil additive business.

         SG&A decreased $1.7 million or 13% from first quarter 2001 levels. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 14.4% for the first quarter 2001 to 16.2% in the same period this year. This increase reflects the significant reduction in net sales from first quarter 2001 partially offset by the impact of lower SG&A and R&D expenses.

         TEL Segment
         -----------
         TEL operating profit, excluding the nonrecurring item, for the first quarter 2002 was $4.5 million and included $5.7 million from the TEL marketing agreements. In comparison, first quarter 2001 amounted to $10.6 million and included $8.1 million from the TEL marketing agreements. Both volumes and selling prices improved moderately in our TEL marketing agreement; however, certain costs associated with these activities more than offset this benefit.

         Including the $1.6 million nonrecurring charge, first quarter 2002 operating profit was $2.9 million. The nonrecurring item was for the write-off of goodwill upon the adoption of SFAS 142.

         In addition, operating profit for the first quarter 2001 included the sale of substantially all of the remaining inventory that Octel is required to purchase under the agreements. First quarter 2001 also included a benefit of $1.5 million resulting from the liquidation of LIFO inventory.

         As the TEL market continues to decline, the quarter to quarter results will fluctuate at a higher rate due to the timing of customer bulk orders.

         TEL operating profit includes our operations and the cost of certain facilities that are not part of the TEL marketing agreements.

         The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

         Special Items Expense
         ---------------------
         The special items expense for the first quarter 2001 was a charge of $10.7 million for severance, early retirement, and other expenses related to our engine oil additive business. Of the remaining $12.5 million engine oil-related costs, we reported $10.7 million in cost of goods sold and $1.8 million in research, development, and testing expenses.

         Interest and Financing Expenses
         -------------------------------
         In the first quarter 2002, interest and financing expenses were $7.0 million as compared to $8.2 million in 2001. Lower average debt resulted in a decrease in interest and financing expenses of

         $1.8 million, while lower average interest rates resulted in a reduction of $1.3 million. Higher fees and amortization of financing costs of $1.9 million partially offset these.

         Interest costs under our credit facility are based on market rates plus a premium. While the premium charged on borrowings under the credit facility, which we entered in March 2002, is higher than was charged under our previous facility, the reductions in market rates since first quarter 2001 resulted in our interest and financing costs being lower than if market rates had remained unchanged. If market rates begin to increase, our interest and financing expenses will also rise on the remaining debt.

         Other Expense, Net
         ------------------
         Other expense, net for both the first quarter 2002 and 2001 was $700 thousand. The 2002 amount included $1.3 million for expenses related to debt refinancing activities, while 2001 included $1.8 million for our percentage share of losses in equity investments.

         Income Taxes
         ------------
         Income taxes were $416 thousand expense for the first quarter 2002 and a $6.5 million benefit for the first quarter 2001. The change in our income (loss) before income taxes caused an increase of $7.0 million in income taxes, while the change in the effective tax rate essentially had no impact on income taxes. The effective income tax rate was 32.0% in 2002 and 36.7% in 2001.

         Cumulative Effect of Accounting Change
         --------------------------------------
         As discussed above in the "Segment Operating Profit" section, we wrote-off goodwill of $3.1 million in first quarter 2002 in accordance with Statement of Financial Accounting Standard No. 142. On an after tax basis, this amounted to $2.5 million and is shown as a cumulative effect of accounting change.

         Net Income (Loss)
         -----------------
         Ethyl's net loss for first quarter 2002 was $1.6 million ($.02 per share) as compared to a net loss of $11.3 million ($.14 per share) for first quarter 2001. Included in net loss were nonrecurring charges of $2.5 million ($.03 per share) in first quarter 2002 for the goodwill write-off and $14.8 million ($.18 per share) for the same period in 2001 related to the engine oil additives rationalization charges. Excluding the nonrecurring charges, net income was $900 thousand ($.01 per share) in 2002 and $3.5 million ($.04 per share) in 2001.

         The first quarter 2002 net loss includes a decrease of $2.6 million in corporate selling, general, and administrative expenses from first quarter 2001. The first quarter 2002 also included pension expense of $1.5 million, as compared to pension income of $2.8 million for the same period last year. The significant reduction in the noncash pension results from 2001 is the result of a lower surplus in our current pension plan than was in the plan that was terminated in 2001.

         A summary of (loss) earnings and (loss) earnings per share, in millions except for per share amounts, is shown below:

                                                                         First Quarter
                                                                         -------------
                                                                        2002           2001
                                                                        ----           ----
         Net income (loss):
            Earnings excluding nonrecurring items                    $   0.9        $   3.5
            Nonrecurring items (a)                                      (2.5)         (14.8)
                                                                     -------        -------
                Net (loss)                                           $  (1.6)       $ (11.3)
                                                                     =======        =======

         Basic and diluted earnings (loss) per share:
            Earnings excluding nonrecurring items                    $   .01        $   .04
            Nonrecurring items (a)                                      (.03)          (.18)
                                                                     -------        -------
                Net (loss)                                           $  (.02)       $  (.14)
                                                                     =======        =======

         (a) Nonrecurring items after income taxes:
             Write-off of goodwill                                   $  (2.5)       $   0.0
             Engine oil rationalization costs:
               Write-off of assets                                       0.0          ( 8.0)
               Severance, early retirement, and other costs              0.0           (6.8)
                                                                     -------        -------
                                                                     $  (2.5)       $ (14.8)
                                                                     =======        =======

         Cash Flows, Financial Condition, and Liquidity
         ----------------------------------------------
         Cash and cash equivalents at March 31, 2002 were $11.7 million, which was a decrease of $700 thousand since December 31, 2001. Our cash flows were more than sufficient to cover operating activities during the 2002 period. Cash flows from operating activities for the first quarter of 2002 were $7.8 million. We used this to fund capital expenditures of $2.4 million, pay $3.5 million in debt issuance costs, make a net repayment on bank debt of $800 thousand, and fund a payment for TEL marketing agreement services of $3.2 million. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

         Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows for the first quarter 2001 includes accelerated depreciation of $11.6 million due to the shortened lives of certain engine oil additives assets which were idled in the second quarter of 2001.

         We had restricted cash of $900 thousand at March 31, 2002 and $1 million at December 31, 2001. This was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. Ethyl is using this cash to offset the employee portion of retiree health benefit costs.

         In March 2002, we entered the Fourth Amendment to Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. The New Credit Facility includes a revolving line of credit of $146 million (including a letter of credit sub-facility), the remaining balance on the original term loan of $45 million, and the remaining balance on the new term loan of $205 million. The facility has a maturity date of March 31, 2003. However, the maturity date can be further extended to March 31, 2004 provided certain conditions are met.

         The key provisions of the New Credit Facility are detailed in Note 26 of our Form 10-K for the year ended December 31, 2001. These provisions include collateralizing substantially all of our assets in the United States and higher interest rates. Mandatory prepayments on debt are required from excess cash flow, asset dispositions, and certain other transactions. The payment of dividends is not permitted and investments, as well as capital expenditures are limited.

         While the New Credit Facility does provide for an extension through March 31, 2004, our current forecast of operating earnings alone would not achieve the extension conditions. We are pursuing certain strategic initiatives, which if completed, would cause us to achieve the additional extension through March 31, 2004. The completion of these initiatives cannot be assured. If the extension is not achieved, we plan to enter into negotiations with our lenders in the second half of 2002 to further extend our borrowing facilities. However, there is no assurance that an agreement will be accomplished. This would cause us to pursue other alternatives. We believe the alternatives, if required, would be available to us. However, there can be no assurance of their success. Consequently, borrowings under the New Credit Facility are reflected as current liabilities in accordance with generally accepted accounting principles beginning in the first quarter of 2002 until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.

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

         Ethyl has combined current and noncurrent long-term debt of $335.0 million at March 31, 2001 and $335.9 million at December 31, 2001. We utilized additional borrowings of $19.2 million on the revolving credit agreement, as well as the $18.6 million loan from Bruce C. Gottwald to make payments of $38.6 million on the term loan.

         As a percentage of total capitalization, Ethyl's total debt increased from 69.8% at the end of 2001 to 70.1% at March 31, 2002. This increase is caused by the goodwill write-off, which reduced our equity resulting in the slightly lower outstanding debt still representing a higher percentage of capitalization than at December 31, 2002. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

         We expect to substantially complete the funding requirement associated with the amendment of our TEL marketing alliance during the first half of this year. While this will result in an increase in debt during the first half of the year, we expect to make significant reductions in debt during the second half of 2002.

         Our capital spending during 2002 will be about $14 million. Ethyl will continue to finance capital spending through cash provided from operations.

         We had negative working capital at March 31, 2002 of $144.8 million resulting in a current ratio of .66 to 1. The negative working capital was the result of all of our bank debt being classified as a current liability at the end of first quarter 2002. At December 31, 2001, the working capital was $125.3 million and the current ratio was 1.79 to 1. In addition to the change in debt, working capital and the current ratio reflect a decrease in accounts receivable and inventories. Partially offsetting these, was an increase in deferred income taxes and prepaid expenses, as well as decreases in accounts payable and accrued expenses.

         Remainder of 2002
         -----------------
         We are encouraged by the improved earnings in petroleum additives compared to the first quarter of last year. The remainder of 2002 will be influenced by the impact of the recent increases in crude oil prices. It is difficult to anticipate at this time the full effect the increases in crude oil prices, which we are now beginning to experience, will have on our raw material cost, the world economy, and our petroleum additives results for the remainder of the year. Our improved cost structure positions us well in this highly competitive market.

         Our TEL business is on target for the year, as our marketing agreements maximize earnings and cash flow in this declining market.

         Our debt will increase during the first half of 2002 as we substantially complete the funding requirement associated with the amendment of our TEL marketing alliance. However, during the second half of the year, we expect to make significant debt reductions.

         Recently Issued Accounting Standards
         ------------------------------------
         The Financial Accounting Standards Board (FASB) issued several new Statements of Financial Accounting Standards (SFAS) during 2001.

         SFAS 142 "Goodwill and Other Intangible Assets", issued in July 2001, was effective for fiscal years beginning after December 15, 2001. The statement eliminates the amortization of goodwill as of January 1, 2002. In addition, the statement no longer requires that intangibles be amortized if the life of the intangible is determined to be indefinite. Further, goodwill and intangibles will be reviewed at least annually for possible impairment. Under this SFAS we wrote-off $3.1 million of goodwill during the first quarter 2002.

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

         SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and was effective for fiscal years beginning after December 15, 2001. While this statement supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", SFAS 144 retains the framework established in SFAS

          121 and addresses implementation issues. SFAS 144 also supercedes Accounting Principles Board Opinion Number 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" and addresses the accounting for disposal of long-lived assets of a discontinued operation. Generally, SFAS 144 requires that impaired assets or assets to be disposed of, whether reported in continuing operations or discontinued operations, be recorded at the lower of carrying amount or fair value less cost to sell. This statement has not had an impact on our first quarter 2002 results.

          Other Matters
          -------------
          Ethyl was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, on September 22, 1999. Both cases claim damages attributable to lead. The cases were Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield is no longer a named plaintiff in the first case and the case is now identified as Young. Young seeks recovery for alleged property damage from lead paint, which Ethyl never produced or distributed. Smith is for alleged personal injuries for six children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed the Young case in its entirety in December 2001 and dismissed Ethyl from the Smith case in February 2002. These decisions could be appealed by the plaintiffs. Ethyl has strong defenses and has vigorously defended the cases.


          ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
                   ----------------------------------------------------------

          There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2001.

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


                                          ETHYL CORPORATION
                                          -----------------
                                             (Registrant)

Date: May 10, 2002                        By: /s/ D. A. Fiorenza
                                          ------------------------------
                                          David A. Fiorenza
                                          Vice President and
                                          Treasurer
                                          (Principal Financial Officer)

Date: May 10, 2002                        By: /s/ Wayne C. Drinkwater
                                          ---------------------------
                                          Wayne C. Drinkwater
                                          Controller
                                          (Principal Accounting Officer)