Form 10-Q
period 2002-06-30
ETHYL CORP
filed 2002-08-13
CIK 33656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from                     to

For Quarter Ended June 30, 2002	Commission File Number 1-5112

ETHYL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-0118820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 South Fourth Street P. O. Box 2189 Richmond, Virginia (Address of principal executive offices)	23218-2189 (Zip Code)

Registrant’s telephone number, including area code—(804) 788-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Number of shares of common stock, $1 par value, outstanding as of July 31, 2002: 16,689,009.

ETHYL CORPORATION

I N D E X

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ETHYL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In thousands except per share amounts)
Net sales	$175,446	$177,643	$326,060	$394,903
Cost of goods sold	138,621	173,364	257,227	360,449

Gross Profit	36,825	4,279	68,833	34,454

TEL marketing agreements services	4,446	11,532	10,162	19,614

Selling, general, and administrative expenses	19,342	16,717	35,811	35,187
Research, development, and testing expenses	13,356	14,288	25,588	32,279
Special items expense	—	(106,261)	—	(116,968)

Operating profit (loss)	8,573	(121,455)	17,596	(130,366)

Interest and financing expenses	6,562	9,783	13,600	17,977
Other (expense) income, net	(3,734)	299	(4,420)	(395)

Loss before income taxes	(1,723)	(130,939)	(424)	(148,738)
Income tax expense (benefit)	739	(36,155)	1,155	(42,687)

Loss before cumulative effect of accounting change	(2,462)	(94,784)	(1,579)	(106,051)
Cumulative effect of accounting change for goodwill write-off (net of $615 tax)	—	—	(2,505)	—

Net Loss	$(2,462)	$(94,784)	$(4,084)	$(106,051)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(0.14)	$(5.68)	$(0.09)	$(6.35)
Cumulative effect of accounting change for goodwill write-off (net of tax)	—	—	(0.15)	—

Basic and diluted loss per share	$(0.14)	$(5.68)	$(0.24)	$(6.35)

Shares used to compute basic and diluted loss per share	16,691	16,691	16,691	16,691

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2002 (unaudited)	December 31 2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,145	$12,382
Restricted cash	771	996
Trade and other accounts receivable, less allowance for doubtful accounts ($897—2002; $889—2001)	129,604	121,261
Receivable—TEL marketing agreements services	7,545	16,935
Inventories:
Finished goods and work-in-process	86,529	98,995
Raw materials	12,209	14,066
Stores, supplies and other	8,155	8,397

	106,893	121,458
Deferred income taxes and prepaid expenses	15,838	11,742

Total current assets	275,796	284,774

Property, plant and equipment, at cost	760,675	760,649
Less accumulated depreciation and amortization	553,445	544,892

Net property, plant and equipment	207,230	215,757

Prepaid pension cost	23,670	25,731
Other assets and deferred charges	94,101	114,447
Goodwill and other intangibles, net of amortization	72,693	78,916

Total assets	$673,490	$719,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,840	$54,376
Accrued expenses	43,419	59,907
Long-term debt, current portion	298,478	30,504
Income taxes payable	10,809	14,648

Total current liabilities	398,546	159,435

Long-term debt	23,931	305,453
Other noncurrent liabilities	105,192	109,444
Shareholders’ equity
Common stock ($1 par value) Issued—16,690,930 in 2002 and 83,454,650 in 2001	16,691	83,455
Additional paid in capital	66,764	—
Accumulated other comprehensive loss	(22,558)	(27,170)
Retained earnings	84,924	89,008

	145,821	145,293

Total liabilities and shareholders’ equity	$673,490	$719,625

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30
	2002	2001
Cash and cash equivalents at beginning of year	$12,382	$4,470

Cash flows from operating activities:
Net loss	(4,084)	(106,051)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	27,141	71,750
Write-off of goodwill	3,120	—
Accrued severance, early retirement, and other engine oil additives rationalization charges	—	27,428
Deferred income taxes	(4,361)	(91,775)
Prepaid pension cost	2,957	(5,628)
Net loss (gain) on impairments and sale of assets	4,033	(956)
Pension reversion	—	26,154
Loss on pension contract settlements	—	62,000
TEL working capital advance	479	—
Contract settlement	2,700	—
Working capital changes	3,753	49,331
Other, net	2,596	(619)

Cash provided from operating activities	38,334	31,634

Cash flows from investing activities:
Capital expenditures	(7,248)	(4,864)
Prepayment for TEL marketing agreements services	(12,800)	—
Proceeds from sale of certain assets	—	2,873
Equity investments	—	(1,250)
Other, net	7	(16)

Cash used in investing activities	(20,041)	(3,257)

Cash flows from financing activities:
Repayment of term loans	(43,640)	(60,000)
Net borrowings	30,340	44,059
Debt issuance costs	(1,982)	(8,485)
Other, net	(248)	(233)

Cash used in financing activities	(15,530)	(24,659)

Increase in cash and cash equivalents	2,763	3,718

Cash and cash equivalents at end of period	$15,145	$8,188

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2002, as well as the consolidated results of operations and the consolidated cash flows for the six-months ended June 30, 2002 and 2001. The financial statements are subject to normal year-end audit adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2001 Annual Report on Form 10-K. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.    On March 26, 2002, the board of directors recommended an amendment to our Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of the Ethyl Common Stock and reducing the number of authorized shares of common stock from 400 million to 80 million. Ethyl shareholders approved this recommendation at the annual meeting on June 4, 2002.

On the effective date of July 1, 2002, each holder of record was deemed to hold one share of common stock for every five shares held immediately prior to the effective date. We are making cash payments for fractional shares to holders who have a number of shares not divisible by five. The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share.

Following the effective date of the reverse stock split, the par value of the common stock remained at $1 per share. As a result, the common stock in our Consolidated Balance Sheet as of June 30, 2002 was reduced by approximately $66.8 million, with a corresponding increase in the additional paid-in capital. All per-share amounts have been retroactively restated for all periods presented to reflect the 1-for-5 reverse stock split.

3.    The tables below show our consolidated net sales by segment, operating profit by segment, and reconciliation to loss before income taxes.

Net Sales by Segment

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in millions)
Petroleum additives	$172.5	$175.5	$321.4	$381.4
Tetraethyl lead	3.0	2.1	4.7	13.5

Consolidated net sales	$175.5	$177.6	$326.1	$394.9

Segment Operating Profit

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in millions)
Petroleum additives before nonrecurring items	$13.3	$10.6	$24.0	$18.9
Nonrecurring items	0.3	(50.3)	(1.2)	(73.6)

Total petroleum additives	13.6	(39.7)	22.8	(54.7)
Tetraethyl lead before nonrecurring items	3.4	10.0	7.8	20.6
Nonrecurring items	—	—	(1.6)	—

Total tetraethyl lead	3.4	10.0	6.2	20.6

Segment operating profit (loss)	17.0	(29.7)	29.0	(34.1)
Add back current year nonrecurring item to reconcile Segment Reporting to Consolidated Statements of Income	—	—	3.1	—
Corporate unallocated expense	(4.0)	(5.1)	(6.3)	(11.0)
Interest expense	(6.6)	(9.8)	(13.6)	(18.0)
Pension settlement expense including second quarter 2001 excise tax provision	—	(88.2)	—	(88.2)
Pension (expense) income	(1.5)	2.8	(3.0)	5.6
Other expense, net	(6.6)	(1.0)	(9.6)	(3.1)

Loss before income taxes	$(1.7)	$(131.0)	$(0.4)	$(148.8)

4.    During first quarter 2001, TEL inventory quantities were permanently reduced resulting in a liquidation of LIFO inventory layers. The effect of the liquidation was to decrease cost of goods sold by $1.5 million and increase net income by $900 thousand or $.06 per share.

5.    Special items expense for the second quarter of 2001 includes a charge of $18.1 million ($11.5 million after tax or $.69 per share) for severance, early retirement, and other expenses related to our engine oil additives rationalization. Also included is the recognition of a noncash charge of $62.0 million ($42.7 million after tax or $2.56 per share) related to the settlement of certain liabilities as part of the termination of our U.S. salaried pension plan, as well as a $26.2 million charge ($26.2 million after tax or $1.57 per share) for excise tax on the pension reversion.

The six months 2001 amounts include a charge of $28.8 million ($18.4 million after tax or $1.10 per share) for severance, early retirement, and other expenses related to our engine oil additives rationalization; the noncash charge of $62.0 million ($42.7 million after tax or $2.56 per share) for the pension plan transaction and a $26.2 million charge ($26.2 million after tax or $1.57 per share) for excise tax on the pension reversion.

6.    Other (expense) income, net includes a loss on the impairment of nonoperating assets for second quarter 2002 and six months 2002 of $4.1 million ($4.1 million after tax or $.24 per share), as well as expenses related to debt refinancing activities of $1.0 million for six months 2002.

Other income (expense), net for six months 2001 was $400 thousand expense and included $1.8 million for our percentage share of losses in equity investments, as well as the $1.3 million of expenses related to the refinancing of our debt. Partially offsetting these was the $1.0 million gain on the sale of a nonoperating asset.

The $1.0 million gain ($600 thousand after tax or $.04 per share) on the sale of the nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town.

7.    Long-term debt consisted of the following:

	June 30 2002	December 31 2001
New term loan	$205,691	$205,691
Revolving credit agreement	52,500	40,800
Term loan agreement	39,774	83,414
Private borrowing	18,640	—

	316,605	329,905
Obligation under capital lease	5,804	6,052

Total debt	322,409	335,957
Less current portion	(298,478)	(30,504)

Long-term debt	$23,931	$305,453

In March 2002, we entered the Fourth Amendment to Amended and Restated Credit Agreement (the New Credit Facility) with our lenders. The New Credit Facility included a revolving line of credit of $146 million (including a letter of credit sub-facility), the remaining balance on the original term loan of $45 million, and the remaining balance on the new term loan of $205 million. The facility has a maturity date of March 31, 2003. However, the maturity date can be further extended to March 31, 2004 provided certain conditions are met.

The key provisions of the New Credit Facility are detailed in Note 26 of our Form 10-K for the year ended December 31, 2001. These provisions include collateralizing substantially all of our assets in the United States and higher interest rates. Mandatory prepayments on debt are required from excess cash flow, asset dispositions, and certain other transactions. The payment of dividends is not permitted, and investments, as well as capital expenditures, are limited.

We are pursuing certain strategic initiatives, which if completed, would allow us to achieve the additional extension through March 31, 2004. The completion of these initiatives cannot be assured. If the extension is not achievable, we plan to enter into negotiations with our lenders to further extend our borrowing facilities. However, there is no assurance that an agreement will be accomplished. This would cause us to pursue other alternatives. We believe the alternatives, if required, would be available to us. However, there can be no assurance of their success. Consequently, borrowings under the New Credit Facility are reflected as current liabilities in accordance with generally accepted accounting principles until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.

On February 1, 2002, Bruce C. Gottwald, Chairman of the Board, made a loan to Ethyl in the amount of $18.6 million. The loan is for three years at an interest rate of 8.5%. Interest payments are due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down existing bank debt. The loan is nonrecourse to Ethyl and is collateralized by a first deed of trust on the three buildings at 330 South Fourth Street; Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. We have the right at the end of the loan term to convey the property to the lender in satisfaction of the debt. If we fail to pay the loan at maturity, the lender has the right at the end of the loan term to require us to convey the property to him in satisfaction of the debt.

8.    The components of comprehensive income (loss) consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net loss	$(2,462)	$(94,784)	$(4,084)	$(106,051)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable equity securities	113	(547)	(273)	(4,769)
Foreign currency translation adjustments	5,252	(919)	4,885	(4,624)

Other comprehensive income (loss)	5,365	(1,466)	4,612	(9,393)

Comprehensive income (loss)	$2,903	$(96,250)	$528	$(115,444)

The components of accumulated other comprehensive loss consist of the following:

	June 30 2002	December 31 2001
Unrealized (loss) gain on marketable equity securities	$(60)	$213
Minimum pension liability adjustment	(2,995)	(2,995)
Foreign currency translation adjustments	(19,503)	(24,388)

Accumulated other comprehensive loss	$(22,558)	$(27,170)

9.    Upon adopting Statement of Financial Accounting Standards No. 142, during the first quarter 2002, we wrote-off goodwill of $3.1 million ($2.5 million after tax or $.15 per share.) If the write-off had occurred on January 1, 2001, the second quarter 2001 net loss would have been reduced by $143 thousand and the six month 2001 net loss, exclusive of the goodwill write-off, would have been reduced by $294 thousand. The impact on basic and diluted earnings per share would have been $.01 for the second quarter 2001 and $.02 for the six months 2001.

10.    Asset writedowns (through accelerated depreciation), severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines in 2001 were $50.3 million ($31.6 million after tax or $1.89 per share) for second quarter 2001 and $73.6 million ($46.4 million after tax or $2.78 per share) for six months 2001. These costs are included in the Consolidated Statements of Income as follows:

	Three Months Ended June 30 2001	Six Months Ended June 30 2001
	(in millions)
Cost of goods sold	$31.0	$41.8
Research, development, and testing expenses	1.2	3.0
Special items expense	18.1	28.8

	$50.3	$73.6

Cost of goods sold includes a $31.0 million charge ($19.3 million after tax or $1.15 per share) for second quarter 2001 and $41.8 million charge ($26.1 million after tax or $1.56) for the six months 2001 for a portion of the accelerated depreciation of the engine oil additives facilities that were idled in 2001, as well as the writedown of certain inventories and shutdown costs.

Research, development, and testing expenses include a charge of $1.2 million ($800 thousand after tax or $.05 per share) for second quarter 2001 and a charge of $3.0 million ($1.9 million after tax or $.12 per share) for the six months 2001 for a portion of the accelerated depreciation of the research and development facilities that were shutdown in the second quarter 2001, as well as the writedown of certain inventories.

We included severance, early retirement, and other expenses in special items expense. See Note 5.

Depreciation and amortization in the 2001 Condensed Consolidated Statement of Cash Flows includes accelerated depreciation of $41.2 million due to the shortened lives of certain engine oil additives assets. Management considered if the indefinitely idled assets were impaired and concluded that these assets should be depreciated over the remaining useful lives through the second quarter 2001 closure dates.

11.    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 143 “Accounting for Asset Retirement Obligations” in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. We have not completed the necessary analysis, and therefore, cannot yet assess the potential impact on our financial statements.

SFAS 146 “Accounting for Exit or Disposal Activities” was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. The statement addresses the recognition, measurement, and reporting of costs that are associated with these activities.

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

We believe our forward-looking comments are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control. We identify certain of these factors in Item 7 in our 2001 Annual Report on Form 10-K and incorporate the same herein by reference.

Results of Operations

Overview

After our restructuring in 2001, we are continuing to make steady progress in essentially all areas of the petroleum additives segment. We have strengthened our product marketing teams and regional management teams. We continue to make a significant investment in research and development to more fully leverage our technology and product portfolio.

Reflecting the efforts to grow all areas of our petroleum additive business with a focus on profitability instead of market share, second quarter 2002 and six months 2002 net sales were higher in substantially all areas than the same periods in 2001. When compared to the same periods in 2001 and excluding the engine oil additives product line, petroleum additive net sales were 14% higher for six months 2002 and 8% higher for second quarter 2002.

Operating results have also improved in essentially all areas of petroleum additives. The second quarter 2002 operating profit was the best quarterly results this segment has had in over two years.

Going forward, Ethyl remains committed to building our business and providing the most advanced products and comprehensive testing programs in the industry to support our customers worldwide.

Net Sales

Our consolidated net sales for the second quarter 2002 amounted to $175.5 million, representing a decrease of 1% from the 2001 level of $177.6 million. The six months 2002 net sales $326.1 million were 17% lower than the six months 2001 amount of $394.9 million. The table below shows our consolidated net sales by segment. We reclassified previously reported net sales amounts for the second quarter 2001 and six months 2001 to comply with recent accounting guidance. There was no effect on net income as a result of these reclassifications. The net effect of the adoption was increased net sales, as well as increased cost of goods sold of $5.8 million for the second quarter 2001 and $11.8 million for the six months 2001.

Net Sales by Segment
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in millions)
Petroleum additives	$172.5	$175.5	$321.4	$381.4
Tetraethyl lead	3.0	2.1	4.7	13.5

Consolidated net sales	$175.5	$177.6	$326.1	$394.9

Petroleum Additives Segment

Petroleum additives net sales in the second quarter 2002 of $172.5 million were down $3.0 million (2%) from $175.5 million in second quarter 2001. Shipments were about 5% lower during the second quarter 2002 resulting in an unfavorable impact on net sales of $1.8 million. Prices were slightly lower resulting in a $1.2 million negative impact due to currency.

The six months 2002 net sales were $60 million (16%) lower than 2001. Lower shipments resulted in lower sales of $54.9 million, while selling prices due to currency negatively impacted net sales $5.1 million. This reduction in sales reflects the lower engine oil shipments and includes the impact of the loss in 2001 of three high-volume engine oil customers. Shipments to these customers continued during the first quarter 2001, but were substantially complete by the end of the second quarter 2001. Net sales of petroleum additives excluding the engine oil product line were up 14% over second quarter last year and up 8% for the first six months.

TEL Segment

Most of the TEL marketing activity is through the agreements with Octel, under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl in areas not covered by the agreements, as well as sales made to Octel under the terms of the agreements.

Total TEL sales in the second quarter 2002 were $900 thousand higher than second quarter 2001, while six months 2002 was $8.8 million lower than six months 2001.

During first quarter 2001, Octel purchased substantially all of the remaining inventory that they are required to purchase under the agreements. This resulted in sales to Octel being $7.9 million lower for six months 2002 as compared to six months 2001. Sales, other than to Octel, were $1.0 million higher for second quarter 2002 when compared to second quarter 2001, but $900 thousand lower for six months 2002 when compared to the same 2001 period.

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

Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.

Segment Operating Profit
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in millions)
Petroleum additives before nonrecurring items	$13.3	$10.6	$24.0	$18.9
Nonrecurring items	0.3	(50.3)	(1.2)	(73.6)

Total petroleum additives	13.6	(39.7)	22.8	(54.7)
Tetraethyl lead before nonrecurring items	3.4	10.0	7.8	20.6
Nonrecurring items	—	—	(1.6)	—

Total tetraethyl lead	3.4	10.0	6.2	20.6

Segment operating profit (loss)	17.0	(29.7)	29.0	(34.1)
Add back current year nonrecurring item to reconcile Segment Reporting to Consolidated Statements of Income	—	—	3.1	—
Corporate unallocated expense	(4.0)	(5.1)	(6.3)	(11.0)
Interest expense	(6.6)	(9.8)	(13.6)	(18.0)
Pension settlement expense including second quarter 2001 excise tax provision	—	(88.2)	—	(88.2)
Pension (expense) income	(1.5)	2.8	(3.0)	5.6
Other expense, net	(6.6)	(1.0)	(9.6)	(3.1)

Loss before income taxes	$(1.7)	$(131.0)	$(0.4)	$(148.8)

Second quarter 2002 segment operating profit was $17.0 million. Segment operating loss for the same 2001 period was $29.7 million and included nonrecurring expense of $50.3 million for costs related to the rationalization of our engine oil additives business. Excluding nonrecurring items, combined segment operating profit decreased 19% from 2001 levels. This reduction included an improvement in petroleum additives operating profit, which was more than offset by lower TEL profit.

Six months 2002 segment operating profit was $29.0 million and included a nonrecurring charge of $3.1 million for the write-off of goodwill upon the adoption of SFAS 142, as well as a second quarter nonrecurring income item of $255 thousand for a change in estimate of the restructuring accrual for the engine oil additive rationalization. The segment operating loss for six months 2001 was $34.1 million and included a nonrecurring expense of $73.6 million for costs related to the engine oil additives rationalization. Excluding these nonrecurring items, combined segment operating profit decreased 19% from 2001 levels. As in the second quarter, the six months reduction also included an improvement in petroleum additives operating profit, which was more than offset by lower TEL profit.

Petroleum Additives Segment

Second Quarter 2002 vs. Second Quarter 2001—Petroleum additives second quarter 2002 operating profit was $13.6 million as compared to operating loss of $39.7 million for second quarter 2001. Excluding nonrecurring items, petroleum additives operating profit for the second quarter 2002 of $13.3 million increased 26% from second quarter 2001 operating profit of $10.6 million on the same basis.

When compared to second quarter 2001, operating profit for second quarter 2002 is higher in most product lines, including improved engine oil additives results. While the weakness in the engine oil additives market negatively impacts our results, we continue to realize a positive cash flow from this product line.

The improved profits this year reflect the combined impact of improved asset utilization resulting in lower manufacturing costs following our 2001 restructuring initiatives, as well as somewhat lower raw material costs. These factors were partially offset by the unfavorable impact of lower shipments and unfavorable foreign exchange.

The nonrecurring charges in the second quarter 2001 amounted to $50.3 million and related to the rationalization of our engine oil additives product line. These costs included a noncash charge of $29.8 million for a portion of the accelerated depreciation of the engine oil facilities that were indefinitely idled in the second quarter 2001, as well as certain other related costs. Also included is $18.1 million for severance, early retirement, and other expenses, as well as $2.4 million for shutdown costs. The nonrecurring income item of about $255 thousand for the second quarter 2002 resulted from a change in estimate of the restructuring accrual for the engine oil additive rationalization.

Research, development, and testing expenses (R&D) in the petroleum additives segment were flat when comparing second quarter 2002 to the same period in 2001. Decreases for such expenses in the engine oil additive business were offset by similar increases across other product lines.

Selling, general, and administrative expenses (SG&A) increased $400 thousand or 3.1% from second quarter 2001 levels. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 14.6% for the second quarter 2001 to 15.1% in the same period this year. This increase reflects the reduction in net sales from second quarter 2001, as well as higher SG&A expenses.

Six Months 2002 vs. Six Months 2001—Excluding nonrecurring items, petroleum additives operating profit for six months 2002 of $24.0 million increased 27% from the six months 2001 level of $18.9 million. All major product lines reflect improved operating results. Including nonrecurring charges, the petroleum additive operating profit for six months 2002 was $22.8 million as compared to an operating loss of $54.7 million for the same period last year.

Similarly to the second quarter, the increase in operating profit compared to six months 2001 reflects lower manufacturing costs, which include the benefit of our improved asset utilization efforts, and somewhat lower raw material costs. In addition, significantly lower R&D expenses, as well as lower SG&A expenses contributed to the higher operating profit. These factors were partially offset by the unfavorable impact of lower shipments and unfavorable foreign exchange. While raw material costs were lower this year for both the second quarter and six months, it is difficult to predict the full impact that increases in raw material costs will have on our results for the remainder of the year.

The nonrecurring item for six months 2002 was for a $1.5 million write-off of goodwill, which was partially offset by a $255 thousand benefit related to a change in estimate of the restructuring accrual for the engine oil additive rationalization. The goodwill write-off was done in accordance with Statement of Financial Accounting Standards No. 142. The nonrecurring charges for our engine oil additives product line for six months 2001 amounted to $73.6 million. These costs included a noncash charge of $42.4 million for a portion of the accelerated depreciation of the engine oil facilities that were indefinitely idled in the second quarter 2001. Also included is $28.8 million for severance, early retirement, and other expenses, as well as $2.4 million for shutdown costs.

R&D expenses in the petroleum additives segment for six months 2002 decreased 13% compared to the 2001 period. The decrease primarily resulted from reduced R&D in our engine oil additive business.

SG&A decreased $1.3 million or 5% from six months 2001 levels. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 14.5% for six months 2001 to 15.6% for six months 2002. This increase reflects the significant reduction in net sales from 2001. This impact was partially offset by lower SG&A and R&D expenses.

TEL Segment

TEL operating profit for the second quarter 2002 was $3.4 million and included $4.5 million from the TEL marketing agreements. In comparison, second quarter 2001 amounted to $10.0 million and included $11.5 million from the TEL marketing agreements.

Six months 2002 TEL operating profit, excluding the nonrecurring item was $7.8 million and included $10.2 million from the TEL marketing agreements. Including the $1.6 million nonrecurring charge, six months 2002 operating profit was $6.2 million. The nonrecurring item was for the write-off of goodwill upon the adoption of SFAS 142.

Operating profit for six months 2001 was $20.6 million, including $19.6 million from the TEL marketing agreements. Six months 2001 also reflects a benefit of $1.5 million resulting from the liquidation of LIFO inventory. In addition, operating profit for the six months 2001 included the sale of substantially all of the remaining inventory that Octel is required to purchase under the agreements.

This business is characterized by significant quarterly swings in shipments and profits. While the first half of 2001 included 64% of TEL earnings for the year, we expect the second half of 2002 to be the stronger TEL earnings period for this year. This product provides strong cash flows, but we do expect that TEL earnings for the year will be lower than last year as the product continues to be phased out around the world. As the TEL market continues to decline, the quarter to quarter results will fluctuate at a higher rate due to the timing of customer bulk orders.

TEL operating profit includes our operations and the cost of certain facilities that are not part of the TEL marketing agreements.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Special Items Expense

Second Quarter 2002 vs. Second Quarter 2001—The special items expense for the second quarter 2001 was a charge of $106.3 million and included pension-related charges, as well as engine oil additive rationalization charges. The termination of our U.S. salaried pension plan and the subsequent settlement of the pension contracts resulted in a noncash charge of $62.0 million. The excise tax on the reversion of the pension assets was $26.2 million. The charge for severance, early retirement, and other expenses related to the engine oil additive rationalization amounted to $18.1 million.

There were $32.2 million engine oil-related costs not included in special items of which we reported $31.0 million in cost of goods sold and $1.2 million in research, development, and testing expenses.

Six Months 2002 vs. Six Months 2001—The special items expense for six months 2001 was a charge of $117.0 million. As discussed in the Second Quarter section, the termination of the pension plan resulted in a noncash charge of $62.0 million, as well as excise taxes of $26.2 million. The engine oil rationalization charge of $28.8 million was for severance, early retirement, and other expenses. Of the remaining $44.8 million engine oil-related costs, we reported $41.8 million in cost of goods sold and $3.0 million in research, development, and testing expenses.

Interest and Financing Expenses

Second quarter 2002 interest and financing expenses were $6.6 million as compared to $9.8 million in 2001. Lower average debt resulted in a decrease in interest and financing expenses of $1.9 million, while lower average interest rates resulted in a reduction of $800 thousand. Fees and amortization of financing costs were also $500 thousand lower.

Interest and financing costs for six months 2002 were $13.6 million as compared to $18.0 million for the same period last year. Again, lower average debt caused a decrease of $3.7 million and lower average interest rates resulted in a reduction of $2.1 million. Higher fees and amortization of financing costs of $1.4 million partially offset these.

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

Other (Expense) Income, Net

Other (expense) income, net was $3.7 million expense for second quarter 2002 as compared to $300 thousand income for second quarter 2001. Second quarter 2002 includes a $4.1 million impairment of nonoperating assets. Second quarter 2001 includes a gain of $1.0 million on the sale of a nonoperating asset, as well as a number of small income items. These were partially offset by $1.3 million of expenses related to the refinancing of our debt in 2001.

Six months 2002 amounted to $4.4 million expense, including the $4.1 million impairment of nonoperating assets, as well as $1.0 million for debt refinancing expenses. Other income (expense), net for six months 2001 was $400 thousand expense and included $1.8 million for our percentage share of losses in equity investments, as well as the $1.3 million of expenses related to the refinancing of our debt. Partially offsetting these was the $1.0 million gain in 2001 on the sale of a nonoperating asset.

The $1.0 million gain on the sale of the nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town.

Income Taxes

Income taxes were $700 thousand expense for the second quarter 2002 and a $36.2 million benefit for the second quarter 2001. The change in our loss before income taxes caused an increase of $35.7 million in income taxes, while the change in the effective tax rate resulted in a $1.2 million increase in income taxes. The effective income tax rate was (42.9)% in 2002 and 27.6% in 2001. Excluding the nonrecurring items, the effective tax rate would have been 31.8% in 2002 and 23.6% in 2001.

Income taxes were $1.2 million expense for six months 2002 as compared to a benefit of $42.7 million for six months 2001. The change in the loss before income taxes resulted in $42.6 million of the increase in taxes. The change in the effective income tax rate caused the remaining increase of $1.3 million. Excluding the nonrecurring items, the effective tax rate would have been 31.9% for six months 2002 and unchanged from 28.7% for six months 2001.

The tax expense for both second quarter and six months 2002 coupled with a before-tax book loss results from the possible nondeductibility of the capital losses related to the impairment of certain nonoperating assets. A valuation allowance of approximately $1.4 million was recorded at June 30, 2002, primarily due to the uncertainty of whether the capital loss carryforward related to these impairments may ultimately be realized. The effective tax rate for both 2001 periods reflects the impact of the nondeductible excise tax expense on the reversion of pension assets.

Cumulative Effect of Accounting Change

As discussed above in the “Segment Operating Profit” section, we wrote-off goodwill of $3.1 million in first quarter 2002 in accordance with Statement of Financial Accounting Standard No. 142. On an after-tax basis, this amounted to $2.5 million and is shown as a cumulative effect of accounting change.

Net Income (Loss)

Ethyl’s net loss for second quarter 2002 was $2.5 million ($.14 per share) as compared to a net loss of $94.8 million ($5.68 per share) for second quarter 2001. Included in the net loss were nonrecurring charges of $3.9 million ($.23 per share) in second quarter 2002 and $99.9 million ($5.98 per share) for the same period in 2001. Excluding the nonrecurring charges, net income was $1.4 million ($.09 per share) for second quarter 2002 and $5.1 million ($.30 per share) for second quarter 2001.

Our net loss for six months 2002 was $4.1 million ($.24 per share), while the net loss for six months 2001 was $106.1 million ($6.35 per share). Nonrecurring charges were $6.4 million ($.38 per share) in 2002 and $114.7 million ($6.87 per share) in 2001. Excluding the nonrecurring charges, net income was $2.3 million ($.14 per share) for the six months 2002 and $8.6 million ($.52 per share) for the same 2001 period.

The second quarter 2002 results include a decrease of $1.1 million in corporate selling, general, and administrative expenses from second quarter 2001, while six months 2002 includes a decrease of $4.8 million compared to the same periods last year.

The second quarter 2002 also included pension expense of $1.5 million, as compared to pension income of $2.8 million for the same period last year. The six months 2002 pension expense was $3.0 million as compared to $5.6 million pension income for six months 2001. The significant reduction in the noncash pension results from 2001 is the result of a lower surplus in our current pension plan than was in the plan that was terminated in 2001.

A summary of (loss) earnings and (loss) earnings per share, in millions except for per share amounts, is shown below:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income (loss):
Earnings excluding nonrecurring items	$1.4	$5.1	$2.3	$8.6
Nonrecurring items (a)	(3.9)	(99.9)	(6.4)	(114.7)

Net loss	$(2.5)	$(94.8)	$(4.1)	$(106.1)

Basic and diluted earnings (loss) per share:
Earnings excluding nonrecurring items	$0.09	$0.30	$0.14	$0.52
Nonrecurring items (a)	(0.23)	(5.98)	(0.38)	(6.87)

Net loss	$(0.14)	$(5.68)	$(0.24)	$(6.35)

(a) Nonrecurring items after income taxes:
Write-off of goodwill	$—	$—	$(2.5)	$—
(Loss) gain on impairments and sales of nonoperating assets	(4.1)	0.6	(4.1)	0.6

Engine oil additives rationalization costs:
Write-off of assets	—	(18.4)	—	(25.8)
Severance, early retirement, and other costs	0.2	(13.2)	0.2	(20.6)
Pension settlement expense including second quarter 2001 excise tax provision	—	(68.9)	—	(68.9)

	$(3.9)	$(99.9)	$(6.4)	$(114.7)

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2002 were $15.1 million, which was an increase of $2.8 million since December 31, 2001. Our cash flows were more than sufficient to cover operating activities during the 2002 period. Cash flows from operating activities for the six months 2002 were $38.3 million. We used this to fund capital expenditures of $7.2 million, pay $2.0 million in debt issuance costs, make a net repayment on bank debt of $13.3 million, fund a payment for TEL marketing agreement services of $12.8 million, and increase cash and cash equivalents on hand by $2.8 million. Our cash from operations included $2.7 million received from a contract settlement. This settlement was related to a dispute associated with a tax issue on the sale of a former subsidiary. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows for the six months 2001 includes accelerated depreciation of $41.2 million due to the shortened lives of certain engine oil additives assets which were idled in the second quarter of 2001.

We had restricted cash of $800 thousand at June 30, 2002 and $1 million at December 31, 2001. This was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. Ethyl is using this cash to reduce the employee portion of retiree health benefit costs.

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

The key provisions of the New Credit Facility are detailed in Note 26 of our Form 10-K for the year ended December 31, 2001. These provisions include collateralizing substantially all of our assets in the United States and higher interest rates. Mandatory prepayments on debt are required from excess cash flow, asset dispositions, and certain other transactions. The payment of dividends is not permitted, and investments, as well as capital expenditures, are limited.

We are pursuing certain strategic initiatives, which if completed, would allow us to achieve the additional extension through March 31, 2004. The completion of these initiatives cannot be assured. If the extension is not achievable, we plan to enter into negotiations with our lenders to further extend our borrowing facilities. However, there is no assurance that an agreement will be accomplished. This would cause us to pursue other alternatives. We believe the alternatives, if required, would be available to us. However, there can be no assurance of their success. Consequently, borrowings under the New Credit Facility are reflected as current liabilities in accordance with generally accepted accounting principles beginning in the first quarter of 2002 until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.

On February 1, 2002, Bruce C. Gottwald, Chairman of the Board, made a loan to Ethyl in the amount of $18.6 million. The loan is for three years at an interest rate of 8.5%. Interest payments are due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down existing bank debt. The loan is nonrecourse to Ethyl and is collateralized by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. We have the right at the end of the loan term to convey the property to the lender in satisfaction of the debt. If we fail to pay the loan at maturity, the lender has the right at the end of the loan term to require us to convey the property to him in satisfaction of the debt.

Ethyl has combined current and noncurrent long-term debt of $322.4 million at June 30, 2002 and $335.9 million at December 31, 2001. We utilized additional borrowings of $11.7 million on the revolving credit agreement, as well as the $18.6 million loan from Bruce C. Gottwald to make payments of $43.6 million on the term loan. We also paid $200 thousand on a capital lease.

As a percentage of total capitalization, Ethyl’s total debt decreased from 69.8% at the end of 2001 to 68.9% at June 30, 2002. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

We currently expect to complete the funding requirement associated with the amendment of our TEL marketing alliance during the second half of this year. We also expect to make further reductions in debt during the second half of 2002.

Our capital spending during 2002 will be about $14 million. Ethyl will continue to finance capital spending through cash provided from operations.

We had negative working capital at June 30, 2002 of $122.7 million resulting in a current ratio of ..69 to 1. The negative working capital was the result of all of our bank debt being classified as a current liability at the end of six months 2002. At December 31, 2001, the working capital was $125.3 million and the current ratio was 1.79 to 1. In addition to the change in debt, working capital and the current ratio reflect a decrease in inventories. Partially offsetting these, was an increase in deferred income taxes and prepaid expenses, as well as decreases in accounts payable, income taxes payable, and accrued expenses.

Reverse Stock Split

On March 26, 2002, the board of directors recommended an amendment to our Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of the Ethyl Common Stock and reducing the number of authorized shares of common stock from 400 million to 80 million. Ethyl shareholders approved this recommendation at the annual meeting on June 4, 2002.

On the effective date of July 1, 2002, each holder of record was deemed to hold one share of common stock for every five shares held immediately prior to the effective date. We are making cash payments for fractional shares to holders who have a number of shares not divisible by five. The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share.

Following the effective date of the reverse stock split, the par value of the common stock remained at $1 per share. As a result, the common stock in our Consolidated Balance Sheet as of June 30, 2002 was reduced by approximately $66.8 million, with a corresponding increase in the additional paid-in capital. All per-share amounts have been retroactively restated for all periods presented.

Remainder of 2002

We are encouraged by the improved earnings in petroleum additives. The remainder of 2002 will be influenced by many factors including the impact of the increases in raw material cost. It is difficult to anticipate the full effect increases in our raw material cost and the uncertainty in the world economy will have on our petroleum additives results for the remainder of the year. However, our improved cost structure positions us well in this highly competitive market.

We expect the TEL business to be stronger in the second half of 2002 compared to the first half, as our marketing agreements continue to maximize earnings and cash flow in this declining market.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) 143 “Accounting for Asset Retirement Obligations” in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. We have not completed the necessary analysis, and therefore, cannot yet assess the potential impact on our financial statements.

SFAS 146 “Accounting for Exit or Disposal Activities” was issued in June 2002 and is effective for exit or disposal activities that are begun after December 31, 2002. The statement addresses the recognition, measurement, and reporting of costs that are associated with these activities.

Other Matters

Ethyl recently received a copy of the Alliance of Automobile Manufacturers (AAM) fleet test report on manganese-based gasoline additives (MMT), which we market. The AAM, the Association of International Automobile Manufacturers, and the Canadian Vehicle Manufacturers’ Association conducted these tests in Canada. The report alleges that MMT significantly raises vehicle emissions, increases fuel emissions, increases fuel consumption, and impairs the proper operation of vehicle emission control systems. Since we have not had time to study the report in detail, we believe it is inappropriate to comment on it specifically. MMT is one of the most extensively tested fuel additives in history. The U.S. EPA and the Canadian government have extensively studied the product and have determined that MMT does not harm vehicle emission systems. The additive is an environmentally beneficial product that has proven its effectiveness in real world use.

In February 2002, the Board of Directors of Ethyl Corporation terminated the existing bonus plan. The Board further directed the Bonus, Salary and Stock Option Committee of Ethyl Corporation to implement an interim bonus arrangement for 2002 and develop a new bonus plan for future years. In April 2002, the Bonus, Salary and Stock Option Committee approved an interim bonus pool arrangement for officers and other key employees pursuant to which the Committee approved lump sum payments in the aggregate amount of $1.4 million. Bonus payments were made in May 2002 and expensed to operations.

Ethyl was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, on September 22, 1999. Both cases claim damages attributable to lead. The cases were Cofield et al. v. Lead Industries Association, Inc., et al. and Smith et al. v. Lead Industries Association, Inc., et al. Cofield is no longer a named plaintiff in the first case and the case is now identified as Young. Young sought recovery for alleged property damage from lead paint, which Ethyl never produced or distributed. The Court dismissed the Young case in its entirety in December 2001 and the plaintiffs did not appeal. The case has ended. Smith is for alleged personal injuries for six children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed Ethyl from the Smith case in February 2002. The Smith decision could be appealed by the plaintiffs at a latter date. Ethyl has strong defenses and has vigorously defended the cases.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2001 except for interest rate risk and marketable security price risk, which are discussed below.

At June 30, 2002, we had $322 million of debt with $298 million of that total at variable interest rates. Holding all other variables constant, if our weighted-average interest rates hypothetically increased 10% (approximately 63 basis points), the effect on our earnings and cash flows would be higher interest expense of $2.0 million

The fair value of our marketable securities at June 30, 2002 was $7.5 million, of which $7.3 million related to investments held in a rabbi trust. The estimated loss in the fair value of these securities from a hypothetical 10% decrease in price is $800 thousand. Since the securities are classified as “available for sale,” adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time as the securities are sold or determined to be permanently impaired.

PART II—OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on June 4, 2002, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
William W. Berry	77,522,084	1,549,224
Phyllis L. Cothran	77,514,332	1,556,976
Bruce C. Gottwald	76,011,829	3,059,479
Thomas E. Gottwald	75,998,859	3,072,449
Gilbert M. Grosvenor	77,504,081	1,567,227
Sidney Bufort Scott	77,554,228	1,517,080
Charles B. Walker	77,513,329	1,557,979

The shareholders approved an amendment to the Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of our common stock and reducing the number of authorized shares of common stock from 400,000,000 shares to 80,000,000 shares. The votes were 75,112,156 affirmative; 3,581,088 against; and 378,064 abstained.

The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company’s auditors with 78,238,500 affirmative votes; 634,357 votes against; and 198,451 abstentions.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit 3—Amendment to the Restated Articles of Incorporation

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHYL CORPORATION
(Registrant)

Date: August 13, 2002	By: /s/ D. A. FIORENZA
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: August 13, 2002	By: /s/ WAYNE C. DRINKWATER
Wayne C. Drinkwater
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Page Number
Exhibit 3—Amendment to the Restated Articles of Incorporation	27