Form 10-Q
period 2002-09-30
ETHYL CORP
filed 2002-11-08
CIK 33656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from	to
For Quarter Ended September 30, 2002	Commission File Number 1-5112

ETHYL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-0118820
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 2189
RICHMOND, VIRGINIA	23218-2189
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code - (804) 788-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Number of shares of common stock, $1 par value, outstanding as of October 31, 2002: 16,689,009.

ETHYL CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ETHYL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Net sales	$177,582	$166,043	$503,642	$560,946
Cost of goods sold	133,925	139,059	391,152	499,508

Gross profit	43,657	26,984	112,490	61,438
TEL marketing agreements services	8,325	5,916	18,487	25,530
Selling, general, and administrative expenses	18,566	16,653	54,376	51,840
Research, development, and testing expenses	12,164	12,387	37,753	44,666
Special items income (expense), net	-	3,070	-	(113,898)

Operating profit (loss)	21,252	6,930	38,848	(123,436)
Interest and financing expenses	6,352	7,792	19,952	25,769
Other income (expense), net	1,390	87	(3,030)	(308)

Income (loss) before income taxes	16,290	(775)	15,866	(149,513)
Income tax expense (benefit)	5,423	(1,436)	6,578	(44,123)
Income (loss) before cumulative effect of
accounting change	10,867	661	9,288	(105,390)
Cumulative effect of accounting change for
goodwill write-off (net of $615 tax)	-	-	(2,505)	-

Net income (loss)	$10,867	$661	$6,783	$(105,390)

Basic and diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of
accounting change	$0.65	$0.04	$0.56	$(6.31)
Cumulative effect of accounting change
for goodwill write-off (net of tax)	-	-	(0.15)	-

Basic and diluted earnings (loss) per share	$0.65	$0.04	$0.41	$(6.31)

Shares used to compute basic
earnings (loss) per share	16,689	16,689	16,689	16,689

Shares used to compute diluted
earnings (loss) per share	16,689	16,689	16,728	16,689

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30 2002	December 31
	(unaudited)	2001

ASSETS
Current assets:
Cash and cash equivalents	$15,508	$12,382
Restricted cash	680	996
Trade and other accounts receivable, less allowance
for doubtful accounts ($897 - 2002; $889 - 2001)	132,984	121,261
Receivable - TEL marketing agreements services	6,989	16,935
Inventories:
Finished goods and work-in-process	96,153	98,995
Raw materials	13,015	14,066
Stores, supplies and other	7,875	8,397

	117,043	121,458
Deferred income taxes and prepaid expenses	16,901	11,742

Total current assets	290,105	284,774

Property, plant and equipment, at cost	760,472	760,649
Less accumulated depreciation and amortization	557,887	544,892

Net property, plant and equipment	202,585	215,757

Prepaid pension cost	23,961	25,731
Other assets and deferred charges	93,623	114,447
Goodwill and other intangibles, net of amortization	71,491	78,916

Total assets	$681,765	$719,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,697	$54,376
Accrued expenses	55,812	59,907
Long-term debt, current portion	284,993	30,504
Income taxes payable	14,263	14,648

Total current liabilities	397,765	159,435

Long-term debt	23,796	305,453
Other noncurrent liabilities	105,152	109,444
Shareholders’ equity
Common stock ($1 par value)
Issued - 16,689,009 in 2002 and 83,454,650 in 2001	16,689	83,455
Additional paid-in capital	66,766	-
Accumulated other comprehensive loss	(24,194)	(27,170)
Retained earnings	95,791	89,008

	155,052	145,293

Total liabilities and shareholders’ equity	$681,765	$719,625

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30

	2002	2001

Cash and cash equivalents at beginning of year	$12,382	$4,470

Cash flows from operating activities:
Net income (loss)	6,783	(105,390)
Adjustments to reconcile net income (loss) to cash flows
from operating activities:
Depreciation and amortization	39,763	85,685
Write-off of goodwill	3,120	-
Accrued severance, early retirement, and other
engine oil additives rationalization charges	-	24,874
Deferred income taxes	(7,710)	(93,899)
Prepaid pension cost	3,442	(5,149)
Net loss (gain) on impairments and sale of assets	4,033	(4,381)
Pension reversion	-	130,801
Loss on pension contract settlements	-	62,000
TEL working capital advance	772	-
Contract settlement	2,700	-
Working capital changes	(950)	50,098
Other, net	3,388	4,623

Cash provided from operating activities	55,341	149,262

Cash flows from investing activities:
Capital expenditures	(10,290)	(6,620)
Prepayment for TEL marketing agreements services	(12,800)	-
Proceeds from sale of certain assets	-	10,873
Equity investments	-	(1,250)
Other, net	25	114

Cash (used in) provided from investing activities	(23,065)	3,117

Cash flows from financing activities:
Repayment of term loans	(58,640)	(115,695)
Net borrowings	31,840	(15,000)
Debt issuance costs	(1,982)	(8,584)
Other, net	(368)	(346)

Cash used in financing activities	(29,150)	(139,625)

Increase in cash and cash equivalents	3,126	12,754

Cash and cash equivalents at end of period	$15,508	$17,224

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2002, as well as the consolidated results of operations and the consolidated cash flows for the nine-months ended September 30, 2002 and 2001. The financial statements are subject to normal year-end audit adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2001 Annual Report on Form 10-K. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year

Certain amounts have been reclassified to conform to the current presentation.

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

Following the effective date of the reverse stock split, the par value of the common stock remained at $1 per share. As a result, the common stock in our Consolidated Balance Sheet as of September 30, 2002 was reduced by approximately $66.8 million, with a corresponding increase in the additional paid-in capital. All per-share amounts have been retroactively adjusted for all periods presented to reflect the 1-for-5 reverse stock split.

3.	The tables below show our consolidated net sales by segment, operating profit by segment, and reconciliation to income (loss) before income taxes.

Net Sales by Segment
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Petroleum additives	$175.5	$164.0	$496.8	$545.4
Tetraethyl lead	2.1	2.0	6.8	15.5

Consolidated net sales	$177.6	$166.0	$503.6	$560.9

Segment Operating Profit
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Petroleum additives before
nonrecurring items	$25.0	$6.2	$49.0	$25.0
Nonrecurring items	-	2.9	(1.2)	(70.6)

Total petroleum additives	25.0	9.1	47.8	(45.6)
Tetraethyl lead before
nonrecurring items	3.1	3.4	10.9	24.0
Nonrecurring items	-	-	(1.6)	-

Total tetraethyl lead	3.1	3.4	9.3	24.0

Segment operating profit (loss)	28.1	12.5	57.1	(21.6)
Add back current year nonrecurring
item to reconcile Segment Reporting
to Consolidated Statements of Income	-	-	3.1	-
Corporate unallocated expense	(3.9)	(3.7)	(10.2)	(14.7)
Interest expense	(6.4)	(7.8)	(20.0)	(25.8)
Pension settlement expense including
second quarter 2001 excise tax provision	-	-	-	(88.2)
Writedown investments and property	-	-	(4.1)	-
Pension (expense) income	(0.5)	(0.5)	(3.4)	5.1
Other expense, net	(1.0)	(1.3)	(6.7)	(4.3)

Income (loss) before income taxes	$16.3	$(0.8)	$15.8	$(149.5)

4.	During first quarter 2001, TEL inventory quantities were permanently reduced resulting in a liquidation of LIFO inventory layers. The effect of the liquidation was to decrease cost of goods sold by $1.5 million and increase net income by $900 thousand or $.06 per share.

5.	Special items income (expense), net for the third quarter of 2001 includes a gain of $3.4 million ($3.3 million after tax or $.20 per share) related to the sale of certain assets in Bracknell, England. Cost reduction initiatives for engine oil additives amounted to $355 thousand ($200 thousand after tax or $.01 per share).

The nine months 2001 amounts include a charge of $29.1 million ($18.6 million after tax or $1.11 per share) for severance, early retirement, and other expenses related to our engine oil additives rationalization, as well as the noncash charge of $62.0 million ($42.7 million after tax or $2.56 per share) for the pension plan transaction and a $26.2 million charge ($26.2 million after tax or $1.57 per share) for excise tax on the pension reversion. Partially offsetting these was the $3.4 million ($3.3 million after tax or $.20 per share) gain on the sale of assets in Bracknell, England.

6.	Other income (expense), net for third quarter 2002 includes $1.2 million ($800 thousand after tax or $.05 per share) interest income from a settlement with the Internal Revenue Service. Other income (expense), net for the third quarter 2001 was $87 thousand income.

In addition to the $1.2 million of interest income discussed above, nine months 2002 includes a loss on impairment of nonoperating assets of $4.1 million ($4.1 million after tax or $.24 per share), as well as expenses related to debt refinancing of $1.1 million.

Other income (expense), net for nine months 2001 was $300 thousand expense and included $1.8 million for our percentage share of losses in equity investments, as well as $1.5 million of expenses related to the refinancing of our debt. Partially offsetting these was the $1.0 million gain on the sale of a nonoperating asset.

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

7.	Long-term debt consisted of the following:

	September 30	December 31
	2002	2001

New term loan	$205,691	$205,691
Revolving credit agreement	54,000	40,800
Term loan agreement	24,774	83,414
Private borrowing	18,640	-

	303,105	329,905
Obligation under capital lease	5,684	6,052

Total debt	308,789	335,957
Less current portion	(284,993)	(30,504)

Long-term debt	$23,796	$305,453

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

If the extension is not achieved, we would pursue other alternatives. We believe the alternatives, if required, would be available to us. However, there can be no assurance of their success. Consequently, borrowings under the New Credit Facility are reflected as current liabilities in accordance with generally accepted accounting principles until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.

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

8.	The components of comprehensive income (loss) consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income (loss)	$10,867	$661	$6,783	$(105,390)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on marketable equity securities	(709)	(717)	(982)	(5,486)
Foreign currency translation adjustments	(927)	2,158	3,958	(2,466)

Other comprehensive (loss) income	(1,636)	1,441	2,976	(7,952)

Comprehensive income (loss)	$9,231	$2,102	$9,759	$(113,342)

The components of accumulated other comprehensive loss consist of the following:

	September 30	December 31
	2002	2001

Unrealized (loss) gain on marketable equity securities	$(769)	$213
Minimum pension liability adjustment	(2,995)	(2,995)
Foreign currency translation adjustments	(20,430)	(24,388)

Accumulated other comprehensive loss	$(24,194)	$(27,170)

9.	Upon adopting Statement of Financial Accounting Standards No. 142, during the first quarter 2002, we wrote-off goodwill of $3.1 million ($2.5 million after tax or $.15 per share.) If the write-off had occurred on January 1, 2001, the third quarter 2001 net income would have been increased by $141 thousand and the nine month 2001 net loss, exclusive of the goodwill writeoff, would have been reduced by $435 thousand. The impact on basic and diluted earnings per share would have been $.01 for the third quarter 2001 and $.03 for the nine months 2001.

10.	Asset writedowns (through accelerated depreciation), severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines in 2001 were $500 thousand ($315 thousand after tax or $.02 per share) for third quarter 2001 and $74.0 million ($46.7 million after tax or $2.80 per share) for nine months 2001. These costs are included in the Consolidated Statements of Income as follows:

	(in millions)
	Three Months	Nine Months
	Ended	Ended
	September 30	September 30
	2001	2001

Cost of goods sold	$-	$41.8
Selling, general, and administrative expenses	0.1	0.1
Research, development, and testing expenses	-	3.0
Special items income (expense), net	0.4	29.1

	$0.5	$74.0

Cost of goods sold in 2001 includes a $41.8 million charge ($26.1 million after tax or $1.56) for the nine months 2001 for a portion of the accelerated depreciation of the engine oil additives facilities that were idled in 2001, as well as the writedown of certain inventories and shutdown costs.

Selling, general, and administrative expenses in 2001 include a $135 thousand charge ($88 thousand after tax) for third quarter and nine months for a portion of the accelerated depreciation and related expenses.

The 2001 research, development, and testing expenses include a charge of $3.0 million ($1.9 million after tax or $.12 per share) for the nine months 2001 for a portion of the accelerated depreciation of the research and development facilities that were shutdown in the second quarter 2001, as well as the writedown of certain inventories.

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

Results of Operations

Overview

We are continuing to make steady progress in essentially all areas of the petroleum additives segment following our restructuring in 2001. We have strengthened our product marketing teams and regional management teams. We continue to make a significant investment in research and development to more fully leverage our technology and product portfolio.

Reflecting the efforts to grow all areas of our petroleum additive business with a focus on profitability instead of market share, third quarter 2002 and nine months 2002 net sales were higher in substantially all areas, excluding engine oil additives, than the same periods in 2001. We have stabilized our business base in engine oil and when compared to the same periods in 2001, excluding the engine oil additives product line, petroleum additive net sales were 11% higher for nine months 2002 and 18% higher for third quarter 2002.

Operating results have also improved in all areas of petroleum additives. Excluding nonrecurring items, petroleum additives segment operating profit for nine months 2002 is nearly double the results of nine months 2001, and is the highest it has been for nine months since 1999. The third quarter 2002 operating profit also improved significantly and was the best quarterly results this segment has had since 1998.

We now expect that we will achieve the extension of our loan facility to March 31, 2004. In addition, through nine months 2002, we met certain covenant conditions, which will result in a decrease in the interest rate that we are charged on our loan facility. The interest rate charged on our loan facility is LIBOR plus a premium. We expect the premium will be reduced 0.75% in the fourth quarter 2002.

Going forward, Ethyl remains committed to building our business and providing the most advanced products and comprehensive testing programs in the industry to support our customers worldwide.

Net Sales

Our consolidated net sales for the third quarter 2002 amounted to $177.6 million, representing an increase of 7% from the 2001 level of $166.0 million. The nine months 2002 net sales of $503.6 million were 10% lower than the nine months 2001 amount of $560.9 million. The table below shows our consolidated net sales by segment. We reclassified previously reported net sales amounts for the third quarter 2001 and nine months 2001 to comply with recent accounting guidance. There was no effect on net income as a result of these reclassifications. The net effect of the adoption was increased net sales, as well as increased cost of goods sold, of $5.3 million for the third quarter 2001 and $17.1 million for the nine months 2001.

Net Sales by Segment
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Petroleum additives	$175.5	$164.0	$496.8	$545.4
Tetraethyl lead	2.1	2.0	6.8	15.5

Consolidated net sales	$177.6	$166.0	$503.6	$560.9

Petroleum Additives Segment

Petroleum additives net sales in the third quarter 2002 of $175.5 million were up $11.5 million (7%) from $164.0 million in the third quarter 2001. While total shipments were about even for third quarter 2002 when compared to the same period in 2001, shipments excluding engine oil additives products were up 15%. Favorable currency resulted in approximately $4 million improvement in net sales. The remaining improvement primarily reflects a change in mix from third quarter 2001 caused by shipping more higher-priced petroleum additives products.

The nine months 2002 net sales were $48.6 million (9%) lower than 2001. Lower shipments resulted in lower sales of $47.9 million, including a negative currency impact of about $3 million. This reduction in sales reflects the lower engine oil shipments and includes the impact of the loss in 2001 of three high-volume engine oil customers. Shipments to these customers continued during the first quarter 2001, but were substantially complete by the end of the second quarter 2001. Net sales of petroleum additives, excluding the engine oil product line, were up 11% for the first nine months.

TEL Segment

Most of the TEL marketing activity is through the agreements with Octel, under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl in areas not covered by the agreements, as well as sales made to Octel under the terms of the agreements.

Total TEL sales in the third quarter 2002 were about even with third quarter 2001, while nine months 2002 was $8.7 million lower than nine months 2001.

During first quarter 2001, Octel purchased substantially all of the remaining inventory that they were to purchase under the agreements. This resulted in sales to Octel being $8.3 million lower for nine months 2002 as compared to the same period in 2001. There were no sales to Octel in the third quarter for either 2002 or 2001. Third quarter 2002 sales, other than to Octel, were even with third quarter 2001 and $400 thousand lower for nine months 2002 when compared to the same 2001 period.

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

Operating profit by segment and reconciliation to income before income taxes is shown below followed by a review of the results.

Segment Operating Profit
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Petroleum additives before
nonrecurring items	$25.0	$6.2	$49.0	$25.0
Nonrecurring items	-	2.9	(1.2)	(70.6)

Total petroleum additives	25.0	9.1	47.8	(45.6)
Tetraethyl lead before
nonrecurring items	3.1	3.4	10.9	24.0
Nonrecurring items	-	-	(1.6)	-

Total tetraethyl lead	3.1	3.4	9.3	24.0

Segment operating profit (loss)	28.1	12.5	57.1	(21.6)
Add back current year nonrecurring
item to reconcile Segment Reporting
to Consolidated Statements of Income	-	-	3.1	-
Corporate unallocated expense	(3.9)	(3.7)	(10.2)	(14.7)
Interest expense	(6.4)	(7.8)	(20.0)	(25.8)
Pension settlement expense including
second quarter 2001 excise tax provision	-	-	-	(88.2)
Writedown investments and property	-	-	(4.1)	-
Pension (expense) income	(0.5)	(0.5)	(3.4)	5.1
Other expense, net	(1.0)	(1.3)	(6.7)	(4.3)

Income (loss) before income taxes	$16.3	$(0.8)	$15.8	$(149.5)

Third quarter 2002 segment operating profit was $28.1 million as compared to $12.5 million for the same 2001 period. Third quarter 2001 included nonrecurring income, net of $2.9 million. Excluding nonrecurring items, combined segment operating profit increased significantly from 2001 levels. Most of this increase reflects an improvement in petroleum additives operating profit.

Nine months 2002 segment operating profit was $57.1 million and included a nonrecurring charge of $3.1 million for the write-off of goodwill upon the adoption of SFAS 142, as well as a second quarter nonrecurring income item of $255 thousand for a change in estimate of the restructuring accrual for the engine oil additives rationalization. The segment operating loss for nine months 2001 was $21.6 million and included a nonrecurring expense of $70.6 million for costs related to the engine oil additives rationalization. Excluding these nonrecurring items, combined segment operating profit increased 22% from 2001 levels. The nine months reflected improvement in petroleum additives operating profit, which was partially offset by lower TEL profit.

Petroleum Additives Segment

Third Quarter 2002 vs. Third Quarter 2001 - Petroleum additives third quarter 2002 operating profit was $25.0 million as compared to $9.1 million for third quarter 2001. Excluding nonrecurring items, petroleum additives operating profit for the third quarter 2002 of $25.0 million increased over 300% from third quarter 2001 operating profit of $6.2 million on the same basis.

When compared to third quarter 2001, operating profit for third quarter 2002 is higher in all product lines, including improved engine oil additives results.

The improved third quarter profits this year reflect the combined impact of improved asset utilization resulting in lower manufacturing costs following our 2001 restructuring initiatives, as well as strong third quarter plant production and increased shipments of higher margin products. The strong plant production during the third quarter included some increase of inventory in anticipation of scheduled plant maintenance during the fourth quarter. Shipments, excluding engine oil additives products, were up 15% for the 2002 quarter compared to third quarter 2001, but overall, shipments were about even when comparing third quarter 2002 to the same 2001 period. Raw material costs were also up slightly between the two quarters. A positive impact from foreign exchange also contributed to the improved results.

The nonrecurring items in the third quarter 2001 amounted to $2.9 million income. The gain on the sale of Bracknell, England assets amounted to $3.4 million. This was partially offset by a $500 thousand charge related to further cost reduction initiative expenses. These costs included a noncash charge of $100 thousand for accelerated depreciation, as well as certain other related costs, and $400 thousand for severance and early retirement.

Research, development, and testing expenses (R&D) in the petroleum additives segment were about even when comparing third quarter 2002 to the same period in 2001. Decreases for such expenses in the engine oil additives business were offset by similar increases across other product lines.

Selling, general, and administrative expenses (SG&A) increased $1.2 million or 10.3% from third quarter 2001 levels. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 14.5% for the third quarter 2001 to 14.1% for the same period this year. This decrease reflects the 7% increase in net sales from third quarter 2001, partially offset by higher SG&A expenses.

Nine Months 2002 vs. Nine Months 2001 – Excluding nonrecurring items, petroleum additives operating profit for nine months 2002 of $49.0 million almost doubled from the nine months 2001 level of $25.0 million. All major product lines reflect improved operating results. Including nonrecurring charges, the petroleum additives operating profit for nine months 2002 was $47.8 million as compared to an operating loss of $45.6 million for the same period last year.

Similarly to the third quarter, the increase in operating profit compared to nine months 2001 reflects lower manufacturing costs, which include the benefit of our improved asset utilization efforts, and an increase in shipments of higher margin products. In addition, although raw material costs are now increasing, when comparing nine months 2002 to the same period in 2001, raw material costs were somewhat lower. Significantly lower R&D expenses also contributed to the higher operating profit. These factors were partially offset by unfavorable foreign exchange and lower shipments in engine oil additives products. Selling, general, and administrative expenses were about even when comparing nine months 2002 and nine months 2001.

The nonrecurring item for nine months 2002 was for a $1.5 million write-off of goodwill, which was partially offset by a $255 thousand benefit related to a change in estimate of the restructuring accrual for the engine oil additives rationalization. The goodwill write-off was done in accordance with Statement of Financial Accounting Standards No. 142. The nonrecurring charges for our engine oil additives product line for nine months 2001 amounted to $70.6 million. These costs included a noncash charge of $42.5 million for a portion of the accelerated depreciation of the engine oil facilities that were indefinitely idled in the second quarter 2001, as well as certain other related costs. Also included is $29.1 million for severance, early retirement, and other expenses, as well as $2.4 million for shutdown costs. These are offset by the $3.4 million gain on the sale of Bracknell, England assets.

R&D expenses in the petroleum additives segment for nine months 2002 decreased 10% compared to the 2001 period. The decrease primarily resulted from reduced R&D in our engine oil additives business, which was partially offset by increases in certain other product lines. Also, included in nine months 2001 R&D as shown on the Consolidated Statements of Income is $3.0 million related to the engine oil additives rationalization.

SG&A expenses were about even when comparing nine months 2002 with nine months 2001. As a percentage of net sales, SG&A expenses, combined with R&D expenses, increased from 14.5% for nine months 2001 to 15.1% for nine months 2002. This increase reflects the significant reduction in net sales for nine months 2002, as compared to nine months 2001. This impact was partially offset by lower R&D expenses.

TEL Segment

TEL operating profit for the third quarter 2002 was $3.1 million and included $8.3 million from the TEL marketing agreements. In comparison, third quarter 2001 amounted to $3.4 million and included $5.9 million from the TEL marketing agreements.

Third quarter 2002 also includes an increase in our provision for legal proceedings. This provision is for a charge for administrative or judicial actions including, for example, claims for remediation under environmental laws such as Superfund, product liability cases, and premises asbestos cases.

Nine months 2002 TEL operating profit was $10.9 million, excluding a nonrecurring charge of $1.6 million for the write-off of goodwill upon the adoption of SFAS 142, and included $18.5 million from the TEL marketing agreements. Including the $1.6 million nonrecurring charge, nine months 2002 operating profit was $9.3 million.

Operating profit for nine months 2001 was $24.0 million, including $25.5 million from the TEL marketing agreements. Nine months 2001 also reflects a benefit of $1.5 million resulting from the liquidation of LIFO inventory. In addition, operating profit for the nine months 2001 included the sale of substantially all of the remaining inventory that Octel is required to purchase under the agreements.

This business is characterized by significant quarterly swings in shipments and profits. While the first half of 2001 included 64% of TEL earnings for the year, we expect the second half of 2002 to be the stronger TEL earnings period for this year. We further expect that TEL earnings for the year will be lower than last year. We have given guidance in the past that the long-term rate of volume decline for this product would average 15% per year. As the use of this product continues to be phased out around the world, the annual rate of decline in usage will be more difficult to predict. It now appears that the decline rate could be greater than previously indicated. This business continues to supply strong cash flow.

TEL operating profit includes our operations and the cost of certain facilities that are not part of the TEL marketing agreements.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Special Items Income (Expense)

The special items income (expense) for the third quarter 2001 was income of $3.1 million and included a gain of $3.4 million related to the sale of certain assets in Bracknell, England. Cost reduction initiative charges amounted to $355 thousand for the third quarter 2001.

There were $100 thousand engine oil costs related to our rationalization program in third quarter 2001 not included in special items. We reported these costs in selling, general, and administrative expenses.

The special items income (expense) for nine months 2001 was a charge of $113.9 million and included pension-related charges and engine oil additives rationalization charges which were partially offset by the gain on the sale of assets in Bracknell, England.

The termination of the pension plan resulted in a noncash charge of $62.0 million, as well as excise taxes of $26.2 million. The engine oil rationalization charge of $29.1 million was for severance, early retirement, and other expenses.

Of the remaining $44.9 million engine oil-related costs not recorded as a special item, we reported $41.8 million in cost of goods sold; $3.0 million in research, development, and testing expenses; and $100 thousand in selling, general, and administrative expenses.

Interest and Financing Expenses

Third quarter 2002 interest and financing expenses were $6.4 million as compared to $7.8 million in 2001. Lower average debt resulted in a decrease in interest and financing expenses of $500 thousand, while lower average interest rates resulted in a reduction of $100 thousand. Fees and amortization of financing costs were also $800 thousand lower.

Interest and financing costs for nine months 2002 were $20.0 million as compared to $25.8 million for the same period last year. Again, lower average debt caused a decrease of $4.1 million and lower average interest rates resulted in a reduction of $2.3 million. Higher fees and amortization of financing costs of $600 thousand partially offset these.

Interest costs under our credit facility are based on LIBOR plus a premium. While the premium charged on borrowings under our credit facility since March 2002 was higher than was charged under our previous facility, the reductions in market rates since first quarter 2001 resulted in our interest and financing costs being lower than if market rates had remained unchanged. Based on our results through nine months 2002, we expect the premium charged on the revolving and term loans will decrease 0.75% during the fourth quarter.

Other Income (Expense), Net

Other income (expense), net was $1.4 million income for third quarter 2002 and included $1.2 million of interest income from a settlement with the Internal Revenue Service. Third quarter 2001 amounted to $87 thousand and included a number of small items.

Nine months 2002 amounted to $3.0 million expense, primarily including the $4.1 million impairment of nonoperating assets, as well as $1.1 million for debt refinancing expenses. These were partially offset by the $1.2 million interest income discussed above. Other income (expense), net for nine months 2001 was $300 thousand expense and primarily included $1.8 million for our percentage share of losses in equity investments, as well as the $1.5 million of expenses related to the refinancing of our debt. Partially offsetting these was the $1.0 million gain in 2001 on the sale of a nonoperating asset.

The $1.0 million gain on the sale of the nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town.

Income Taxes

Income taxes were $5.4 million expense for the third quarter 2002 and a $1.4 million benefit for the third quarter 2001. The effective income tax rate was 33.3% in 2002. In 2001, we received preferential tax treatment related to the gain on the sale of assets in Bracknell, England. Excluding the preferential treatment, the effective income tax rate for the third quarter 2001 would have been 37.4%. Also, excluding the preferentially treated gain last year, the change in third quarter income (loss) before income taxes resulted in an $7.7 million increase in taxes. This was partially offset by the change in the effective income tax rate between third quarter 2002 and third quarter 2001.

Income taxes were $6.6 million expense for nine months 2002 as compared to a benefit of $44.1 million for nine months 2001. The change in the income (loss) before income taxes resulted in $48.8 million of the increase in taxes. The change in the effective income tax rate caused the remaining increase of $1.9 million. The effective tax rate for nine months 2002 was 41.5%. The nine months 2001 effective tax rate was 29.5%.

The tax expense for nine months 2002 includes the impact of the possible nondeductibility of the capital losses related to the impairment of certain nonoperating assets. A valuation allowance of approximately $1.4 million was recorded at September 30, 2002, primarily due to the uncertainty of whether the capital loss carryforward related to these impairments may ultimately be realized.

The effective tax rate for nine months 2001 reflects the impact of the nondeductible excise tax expense on the reversion of pension assets.

Cumulative Effect of Accounting Change

As discussed above in the “Segment Operating Profit” section, we wrote-off goodwill of $3.1 million in first quarter 2002 in accordance with Statement of Financial Accounting Standard No. 142. On an after-tax basis, this amounted to $2.5 million and is shown as a cumulative effect of accounting change.

Net Income (Loss)

Subsequent to our October 29, 2002 press release on earnings, we increased our accrual for legal proceedings. As a result of this increase, earnings for the third quarter and nine months 2002, as reported herein, include an additional $1.8 million charge before income taxes ($1.2 million after tax or $.07 per share) from that which was disclosed in the press release. The financial statements and Management’s Discussion and Analysis in this Form 10-Q include the impact of this accrual. Including this accrual, Ethyl’s net income for third quarter 2002 was $10.8 million ($.65 per share) as compared to net income of $700 thousand ($.04 per share) for third quarter 2001. Included in the net income for the third quarter 2001 was nonrecurring income, net of $3.0 million ($.18 per share). Excluding the nonrecurring items, third quarter 2001 was a net loss of $2.3 million ($.14 per share).

Our net income for nine months 2002 was $6.8 million ($.41 per share), while the net loss for nine months 2001 was $105.4 million ($6.31 per share). Nonrecurring charges were $6.4 million ($.38 per share) in 2002 and $111.7 million ($6.69 per share) in 2001. Excluding the nonrecurring charges, net income was $13.2 million ($.79 per share) for the nine months 2002 and $6.3 million ($.38 per share) for the same 2001 period.

The nine months 2002 results include a decrease of $4.5 million in corporate unallocated general and administrative expenses from nine months 2001, while the third quarter 2002 is about even with the same period last year, as disclosed on the Segment Operating Profit Table.

Nine months 2002 also included pre-tax pension expense of $3.4 million, as compared to pre-tax pension income of $5.1 million for the same period last year. The third quarter 2002 pension expense was even with third quarter 2001. The significant reduction from 2001 in the noncash pension results is caused by lower assets in our current pension plan than were in the plan that was terminated in 2001.

A summary of earnings (loss) and earnings (loss) per share, in millions except for per share amounts, is shown below:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income (loss):
Earnings excluding nonrecurring items	$10.8	$(2.3)	$13.2	$6.3
Nonrecurring items (a)	-	3.0	(6.4)	(111.7)

Net income (loss)	$10.8	$0.7	$6.8	$(105.4)

Basic and diluted earnings (loss) per share:
Earnings excluding nonrecurring items	$0.65	$(0.14)	$0.79	$0.38
Nonrecurring items (a)	-	0.18	(0.38)	(6.69)

Net income (loss)	$0.65	$0.04	$0.41	$(6.31)

(a) Nonrecurring items after income taxes:
Write-off of goodwill	$-	$-	$(2.5)	$-
(Loss) gain on impairments and
sales of nonoperating assets	-	-	(4.1)	0.6
Engine oil additives rationalization costs:
Write-off of assets	-	-	-	(25.8)
Severance, early retirement, and
other costs	-	(0.3)	0.2	(21.0)
Gain on sale of assets	-	3.3	-	3.3
Pension settlement expense including
second quarter 2001 excise
tax provision	-	-	-	(68.8)

	$-	$3.0	$(6.4)	$(111.7)

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2002 were $15.5 million, which was an increase of $3.1 million since December 31, 2001. Our cash flows were more than sufficient to cover operating activities during the 2002 period. Cash flows from operating activities for the nine months 2002 were $55.3 million. We used this to fund capital expenditures of $10.3 million, pay $2.0 million in debt issuance costs, make a net repayment on bank debt of $26.8 million, fund payments for TEL marketing agreement services of $12.8 million, and increase cash and cash equivalents on hand by $3.1 million. Our cash from operations included $2.7 million received from a contract settlement. This settlement was related to a dispute associated with a tax issue on the sale of a former subsidiary. We also received cash of $1.2 million for an extended lease agreement, which is included in cash from operations. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows for the nine months 2001 includes accelerated depreciation of $41.2 million due to the shortened lives of certain engine oil additives assets which were idled in the second quarter of 2001.

We had restricted cash of $700 thousand at September 30, 2002 and $1 million at December 31, 2001. This was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. Ethyl is using this cash to reduce the employee portion of retiree health benefit costs.

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

Significant progress has been made in achieving the conditions to extend our current debt facility to March 31, 2004. Our year-to-date performance and projections give us confidence this extension will be earned. If for unforeseen reasons, the extension is not achieved, we would pursue other alternatives. We believe the alternatives, if required, would be available to us. However, there can be no assurance of their success. Consequently, borrowings under the New Credit Facility are reflected as current liabilities in accordance with generally accepted accounting principles beginning in the first quarter of 2002 until such time as the extension conditions are achieved or alternative longer-term borrowing facilities are secured.

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

Ethyl has combined current and noncurrent long-term debt of $308.8 million at September 30, 2002 and $336.0 million at December 31, 2001. This is a net reduction of $27.2 million in our total debt. The net reduction in debt includes decreases on our term loan of $58.6 million and on our capital lease of $400 thousand, partially offset by the new $18.6 million private borrowing and an increase in the revolving debt of $13.2 million.

As a percentage of total capitalization, Ethyl’s total debt decreased from 69.8% at the end of 2001 to 66.6% at September 30, 2002. Normally, we repay debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

We currently expect to complete most of the funding requirement associated with the amendment of our TEL marketing alliance during the fourth quarter of this year. We also expect to make further reductions in debt during the fourth quarter 2002.

We estimate our capital spending during 2002 will be about $15 million. Ethyl will continue to finance capital spending through cash provided from operations.

We had negative working capital at September 30, 2002 of $107.7 million resulting in a current ratio of .73 to 1. The negative working capital was the result of all of our bank debt being classified as a current liability at the end of nine months 2002. At December 31, 2001, the working capital was $125.3 million and the current ratio was 1.79 to 1. In addition to the change in classification of the debt, working capital and the current ratio reflect a decrease in inventories. Offsetting this was an increase in cash, accounts receivable, deferred income taxes and prepaid expenses, as well as decreases in accounts payable and accrued expenses.

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

Following the effective date of the reverse stock split, the par value of the common stock remained at $1 per share. As a result, the common stock in our Consolidated Balance Sheet as of September 30, 2002 was reduced by approximately $66.8 million, with a corresponding increase in additional paid-in capital. All per-share amounts have been retroactively adjusted for all periods presented.

Remainder of 2002

We are encouraged by the improved earnings in petroleum additives. The fourth quarter of 2002 will be influenced by many factors including the impact of the increases in raw material costs. In early October, further raw material price increases were announced, so we expect the average unit cost will continue to pressure our margins. The increase in raw material costs, planned plant maintenance, and our normal pattern of lower sales in the last months of a year, will result in fourth quarter petroleum additives profits being lower than the strong third quarter results. However, our improved cost structure positions us well in this highly competitive market, and we expect to end the full year 2002 with significant improvement over last year.

We continue to expect the TEL business to be stronger in the second half of 2002 compared to the first half, as our marketing agreements continue to maximize earnings and cash flow in this declining market. As outlined above in the TEL Segment Operating Profit discussion, we expect 2002 will be lower than last year. In addition, it appears that the average annual rate of decline in TEL may be higher than the 15% guidance, which we have previously provided.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of Ethyl Corporation’s sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

This report, as well as our 2001 Annual Report on Form 10-K, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in this Form 10-Q and our 2001 Form 10-K, we have made certain payments related to our TEL marketing agreements and expect to make additional payments of $9.6 million in 2002. The unamortized total at September 30, 2002, including the remaining payments expected to be made in 2002, is $42.2 million. We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts. We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. If conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period would have to be adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. While we feel the basis being used is appropriate, we continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $65 million at September 30, 2002. These intangibles relate to our petroleum additives business and are being amortized over periods with up to fourteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of our 2001 Form 10-K, as well as in the Notes to Consolidated Financial Statements of that Form 10-K. We feel our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of the 2001 Form 10-K, Ethyl and its subsidiaries are involved in various legal proceedings. These proceedings are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These proceedings also include product liability cases, as well as premises asbestos cases.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) 143 “Accounting for Asset Retirement Obligations” in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. While we have not completed the necessary analysis, and therefore, cannot yet assess the potential impact on our financial statements, there will be no cash impact upon the adoption of this statement.

SFAS 146 “Accounting for Exit or Disposal Activities” was issued in June 2002 and is effective for exit or disposal activities that are begun after December 31, 2002. The statement addresses the recognition, measurement, and reporting of costs that are associated with these activities.

Other Matters

The Board of Directors has elected Steven M. Edmonds as Vice President – General Counsel. He succeeds Steven M. Mayer, who retired, in that position. Mr. Edmonds had been a partner in a law firm where his practice focused in general corporate matters, mergers and acquisitions, finance transactions, and commercial real estate.

During the third quarter, Ethyl received a copy of the Alliance of Automobile Manufacturers (AAM) fleet test report on manganese-based gasoline additives (MMT), which we market. The report alleges that MMT significantly raises vehicle emissions, increases fuel consumption, and impairs the proper operation of vehicle emission control systems. Ethyl is in the process of evaluating the AAM study. Preliminary observations of the study indicate that MMT is compatible with the effective operation of emission control systems. Ethyl has plans for further analysis of the AAM study. The U.S. EPA and the Canadian government have extensively studied the product and have determined that MMT does not harm vehicle emission systems. The additive is an environmentally beneficial product that has proven its effectiveness in real-world use.

In February 2002, the Board of Directors of Ethyl Corporation terminated the existing bonus plan. The Board further directed the Bonus, Salary and Stock Option Committee to implement an interim bonus arrangement for 2002 and develop a new bonus plan for future years. In April 2002, the Bonus, Salary and Stock Option Committee of Ethyl Corporation approved an interim bonus pool arrangement for officers and other key employees pursuant to which the Committee approved lump sum payments in the aggregate amount of $1.4 million. Bonus payments were made in May 2002 and expensed to operations.

Ethyl was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, on September 22, 1999. Both cases claim damages attributable to lead. One has been dismissed and the plaintiffs did not appeal. The other is Smith et al. v. Lead Industries Association, Inc., et al, a case seeking damages for alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed Ethyl from the Smith case in February 2002. The Smith decision could be appealed by the plaintiffs at a later date. Ethyl has strong defenses and has vigorously defended the case.

Availability of Form 10-Q

This report will be available on the Securities and Exchange Commission’s EDGAR database at www.sec.gov. It also can be accessed directly or through a link from our website at www.ethyl.com.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2001 except for interest rate risk and marketable security price risk, which are discussed below.

At September 30, 2002, we had $309 million of debt with $284 million of that total at variable interest rates. Holding all other variables constant, if our weighted-average interest rates hypothetically increased 10% (approximately 54 basis points), the effect on our earnings and cash flows would be higher interest expense of $1.7 million.

The fair value of our marketable securities at September 30, 2002 was $6.0 million, of which $5.9 million related to investments held in a rabbi trust. The estimated loss in the fair value of these securities from a hypothetical 10% decrease in price is $600 thousand. Since the securities are classified as “available for sale,” adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time as the securities are sold or determined to be permanently impaired.

ITEM 4.    Controls and Procedures

We maintain a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Our controls and procedures include written policies and procedures, careful selection and training of qualified personnel, and an internal audit program. We use a third-party firm, separate from the independent accountants, to perform internal audit services.

We work closely with the business group, operations personnel and information technology to ensure transactions are recorded properly. Environmental and legal staff are consulted to determine the appropriateness of our environmental and legal liabilities for each reporting period. We regularly review the regulations and rule changes that affect our financial disclosures.

Our disclosure control procedures include signed representation letters from our regional officers, as well as senior management.

We have formed a Financial Disclosure Committee, which is made up of our three senior vice presidents, general counsel and controller. The committee and the regional officers make representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

The committee and the regional officers also represent, to the best of their knowledge, that the financial statements and other financial information included in the report fairly present, in all material respects, the financial condition, results of operations and cash flows of the company as of and for the periods presented in the report.

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – Other Information

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits - none
(b)	Current report on Form 8-K, dated August 13, 2002, reporting under Item 9, “Regulation FD Disclosure”, the certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

ETHYL CORPORATION
(Registrant)

Date: November 8, 2002	By: s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: November 8, 2002	By: s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT A

CERTIFICATIONS

I, Thomas E. Gottwald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ethyl Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002

By: s/ Thomas E. Gottwald
Thomas E. Gottwald
President and Chief Executive Officer

EXHIBIT A

CERTIFICATIONS

I, David A. Fiorenza, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ethyl Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002

By: s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer