Form 10-K
period 2002-12-31
ETHYL CORP
filed 2003-03-14
CIK 33656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002: $54,975,573.75.*

Number of shares of Common Stock outstanding as of February 28, 2003: 16,689,009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ethyl Corporation’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

*	In determining this figure, an aggregate of 2,028,856 shares of Common Stock reported in the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 28, 2002 as reported by The Wall Street Journal.

FORM 10-K

PART I

ITEM 1.     BUSINESS

We are a specialty chemicals company that provides highly formulated packages of lubricant and fuel additives. We develop, manufacture and blend fuel and lubricant additive products and market and sell those products worldwide. We are one of the largest producers of lubricant additives worldwide and offer the broadest line of fuel additives worldwide. Through our marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), we are the only marketer of tetraethyl lead (TEL) outside of North America and one of the primary marketers within North America. Lubricant and fuel additives are necessary products for the maintenance and operation of vehicles and machinery. From additive components to custom-formulated chemical blends, we provide customers with products and solutions that make fuels burn cleaner, engines run smoother and machines last longer.

We have developed long-term relationships with our customers in every major region of the world whom we serve through our six manufacturing facilities in North America, Europe, and South America. We have more than 200 employees dedicated to research and development who work closely with our customers to develop chemical formulations that are tailored to our customers’ and the end-users’ specific needs. Our portfolio of more than 950 technologically advanced, value added products allows us to provide a full line of products and services to our customers.

We were incorporated in 1887 and shares of our common stock have been traded on the New York Stock Exchange since 1965. Our directors, officers and employees own more than 18% of our outstanding shares of common stock. We employed approximately 1,100 people at year-end 2002.

Business Segments

We report our business in two distinct segments: petroleum additives and tetraethyl lead. We divide our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product marketed primarily through third-party agreements.

Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles and other equipment. We manufacture component chemicals that are selected to perform one or more specific functions and blend those chemicals with other components to form packages for use in specified end-user applications. The petroleum additives market is an international marketplace, with customers including oil companies and refineries, automobile original equipment manufacturers (OEM), and other specialty chemical companies.

We view the petroleum additives marketplace as being comprised of two product lines: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that improve the performance, durability and functionality of oils, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel and other fuels, resulting in lower fuel costs, better fuel performance, and better fuel emissions.

Our success in the petroleum additives segment is due to our strong technical capabilities, our formulation expertise, our close relationships with our customers, our broad differentiated product offerings and our global distribution capabilities. We invest significantly in research and development in order to anticipate our customers’ needs and meet the rapidly changing environment for new and improved products and services.

Lubricant Additives

Lubricant additives are essential ingredients for lubricating oils. Lubricant additives are used in a wide variety of automotive and industrial applications including engine oil, automatic transmission fluids, gear oils, hydraulic oils, turbine oils and in virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump or industrial machine.

Lubricants are used in nearly every piece of operating machinery from heavy industrial equipment to automobiles. Lubricants provide a layer of insulation and protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents, and increase efficiency. Specifically, lubricants serve the following main functions:

•	Friction reduction—Friction is reduced by maintaining a thin film of lubricant between moving surfaces, preventing them from coming into direct contact with one another and reducing wear on moving machinery.

•	Heat removal—Lubricants act as coolants by removing heat resulting from either friction or through contact with other, higher temperature materials.

•	Containment of contaminants—Lubricants can be contaminated in many ways and generally require characteristics to prevent degradation of the machinery. These lubricants function by carrying contaminants away from the machinery and neutralizing the deleterious impact on the machinery.

The functionality of lubricants is created through an exact balance between a base oil and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research professionals. We offer a full line of lubricant additive products, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create products designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

•	viscosity index modifiers, which improve the viscosity and temperature characteristics of lubricants and help the lubricant flow evenly to all parts of an engine or machine;

•	detergents, which clean moving parts of engines and machines, suspend oil contaminants and combustion byproducts, and absorb acidic combustion products;

•	dispersants, which serve to inhibit the formation of sludge and particulates;

•	extreme pressure/antiwear agents, which reduce wear on moving engine and machinery parts; and

•	antioxidants, which prevent oil from degrading over time.

We are one of the leading global suppliers of specially formulated lubricant additives that combine some or all of the components described above, and support a line of more than 750 lubricant additive products and formulations. Our products are highly formulated, complex chemical compositions derived from extensive research and testing to ensure all additive components work together to provide the intended results. Our products are engineered to meet specifications prescribed by either the industry generally or a specific customer. Purchasers of lubricant additives tend to be oil companies, distributors and refineries.

Lubricant additives are used in a wide variety of automotive and industrial applications including engine oil, automatic transmission fluids, gear oils, hydraulic oils, and turbine oils and virtually any other application where metal-to-metal moving parts are utilized.

Key drivers of lubricant additives demand include total vehicle miles driven, vehicle production, equipment production, the average age of vehicles on the road, new engine and driveline technologies, and drain/refill intervals.

We view the lubricant marketplace as being broken down into two primary components: engine oils and specialty applications.

Engine Oil Additives

The largest submarket within the lubricant additives marketplace is automotive engine oils, which we estimate represents 75% of the overall lubricant additive market volume, yet a much lower percentage of the overall market profitability. The engine oil market customers include consumers, service stations and automotive OEMs. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil product to meet internal, industry and OEM specifications.

Key drivers of the engine oils market are the number of vehicles on the road, drain intervals for engine oils, engine and crankcase size, changes in engine design, temperature and specification changes driven by the OEMs. Customer and supplier dynamics have created a difficult marketplace for engine oil additives in recent years. This has resulted in significant pricing pressure felt by engine oil additive companies.

Specialty Additives

The specialty additive submarket is comprised of additives designed for products such as automatic transmission fluids (ATF), gear oils and industrial fluids, which serve both driveline and industrial applications. This submarket comprises approximately 25% of our overall lubricant additives market volume, but a much larger percentage of its overall profitability. Of this submarket, ATFs accounted for approximately 50% of our demand. ATFs primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the automobile. Gear additives lubricate gears, bearings, clutches and bands in the gear-box and are used in automobiles, off-highway, hydraulic and marine equipment. Other products in this area consist of hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery and automotive greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service stations for aftermarket servicing (service-fill).

Key drivers of the specialty additives marketplace are the number of vehicles, drain intervals for ATF and gear applications, changes in engine and transmission design / temperatures and specification changes driven by the OEMs.

Fuel Additives

Fuel additives are chemical compounds that are used to improve both the oil refining process and the performance of gasoline, diesel and other fuels. Benefits of fuel additives in the oil refining process include reduced use of crude oil, lower processing costs and improved fuel storage properties. Fuel performance benefits include ignition improvements, emission reductions, fuel economy improvements, and engine cleanliness, and protection against deposits in fuel injectors, intake valves and the combustion chamber. Our fuel additives are extensively tested and designed to meet stringent industry, government and OEM requirements.

Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM and government specifications and often differs from country to country. The different types of fuel additives we offer include:

•	gasoline performance additives, which clean and maintain key elements of the fuel delivery systems, including fuel injectors and intake valves, in gasoline engines;

•	diesel fuel performance additives, which perform similar cleaning functions in diesel engines;

•	cetane improvers, which increase cetane (ignition quality) in diesel fuel by reducing the delay between injection and ignition;

•	stabilizers, which reduce or eliminate oxidation in fuel;

•	corrosion inhibitors, which minimize the corrosive effects of chemical additives and prevent rust;

•	lubricity additives, which restore lubricating properties lost in the refining process;

•	cold flow improvers, which improve the pumping and flow of diesel in cold temperatures; and

•	octane enhancers, which increase octane ratings and decrease emissions.

We offer the broadest line of fuel additives worldwide and sell our products to major fuel marketers and refiners, as well as independent terminals and other fuel blenders.

One of our most notable fuel additives is Methylcyclopentadienyl Manganese Tricarbonyl (MMT). Albemarle Corporation manufactures MMT for us through a long-term, exclusive supply arrangement, and we are the only marketer of MMT worldwide. Since 1995, the number of countries in which we sell MMT has increased from 4 to 25. When used in the refining process, MMT provides octane enhancement while reducing the amount of crude oil necessary to produce gasoline. We believe MMT is 2-3 times more cost-effective for enhancing octane (per unit of octane) of unleaded gasoline than the next best product on the market today. When MMT is used in unleaded gasoline, it reduces tailpipe emissions that are known contributors to urban smog. As a result, MMT is an attractive solution to enhance otherwise low octane levels and to reduce vehicle generated pollution.

Key drivers in the fuel additive marketplace include total vehicle miles driven, the introduction of more sophisticated engines, regulations on emissions (both gasoline and diesel), quality of crude oil slate and performance standards and marketing programs of major oil companies.

Competition

We compete in two distinct segments – petroleum additives and TEL. The petroleum additives segment is further divided into the lubricant additives submarket and the fuel additives submarket. In lubricant additives, the four top suppliers in 2002 supplied over 90% of the market. These suppliers include Lubrizol, Infineum (a joint venture between ExxonMobil and Shell), Oronite (an affiliate of ChevronTexaco) and Ethyl. Several other suppliers comprise the remaining market share. The fuel additives market is fragmented and characterized by more competitors. While we participate in many facets of the fuels market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF, Oronite and Lubrizol; in the cetane improver market, we compete against SNPE of France and Exchem of the U.K; and in the diesel markets, we compete against Lubrizol, Infineum and Octel.

The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically capable products that meet industry specifications. The need to continually lower cost through formulation technology and cost improvement programs is vital for success in this environment.

Tetraethyl Lead—TEL is a distinct business segment. TEL is used as an octane enhancer in leaded gasoline to improve ignition qualities and operating performance of fuel. Since the 1920s, TEL has been used to prevent “engine knock,” a condition of poor combustion timing causing loss of engine power. In the 1970s, U.S. automobile manufacturers began including emissions control technology in vehicles to comply with the Federal Clean Air Act. When the surface metal of a catalytic converter in emissions control systems was deemed incompatible with lead, unleaded gasoline became the fuel standard in the United States with other countries following. Octel is now the only manufacturer of TEL worldwide. Through our agreements with Octel, we receive 32% of the net proceeds from the sale of TEL by Octel in all regions of the world except North America. In North America, we continue to purchase a small quantity of TEL from Octel and sell it to selected customers for aviation and racing fuel. Our agreements with Octel expire in 2010, but contain provisions for extensions thereafter.

We expect the market for TEL to continue to decline. The rate of decline will vary from year to year and an exact year on year decline rate is difficult to project. The decline rate will be determined in a large part by major customers’ plans to cease using the product. Our marketing agreements with Octel should help us manage this declining market by providing efficiencies of operation while maximizing cash flow.

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

We have the following long-term supply agreements for raw materials and finished products:

•	DSM Copolymer, Inc. supplies olefin copolymer viscosity index improvers pursuant to a supply agreement that was recently extended to 2012.

•	Octel supplies TEL for our North American sales of that product under an agreement expiring in 2010, with extensions subject to certain terms and conditions.

•	Albemarle Corporation supplies MMT under a supply agreement expiring in 2014.

•	Albemarle Corporation supplies certain antioxidants under a supply agreement expiring in 2014.

Research, Development, and Testing

Our R&D provides the basis for our global petroleum additives technology. Through product development and performance testing, our R&D provides our customers with technology and support to achieve desired product performance.

R&D expenditures, which totaled $51 million in 2002, are expected to grow modestly in 2003 in support of our core technology areas. We are committed to providing some of the most advanced products and comprehensive testing programs in the industry to support our customers worldwide. Our internal mechanical testing and development efforts in our core research areas reached record efficiency levels in 2002. This has allowed us to significantly increase the efficiency of our R&D test spending.

We completed development of several new products during 2002 that either have been commercialized or are ready for commercialization in 2003. These include next generation fill-for-life automatic transmission fluids, new additive packages for continuously variable transmissions, high efficiency factory-fill gear oils and new gear additive formulations targeted for European markets. We also developed gasoline performance additives with enhanced effectiveness in reducing deposits across the engine fueling and combustion system, and fuel additives that improve emissions and combustion efficiency across a broad range of end uses including power generation and advanced diesel engine technologies. New product developments in the industrial fluid areas include an ashless hydraulic additive which responds to a market need for lower metals in waste water streams from manufacturing facilities, technology for environmentally friendly vegetable-based fluids, and high performance wind turbine lubricant technology. Developments for the engine oil product line focused on cost improvements and formulation optimization.

Intellectual Property

We actively protect our inventions, new technologies, and product developments. We currently own approximately 900 issued United States and foreign patents, with a significant number of additional patents pending. The use of technology covered by some of these patents is licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world where necessary to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks including

Ethyl®, MMT®, HiTEC®, and GREENBURN®, as well as several pending trademark applications.

Commitment to Responsible Care®

We are committed to supporting the principles of the American Chemistry Council (ACC) Responsible Care program. As part of this commitment, we have established Responsible Care goals. These goals are continuous in nature and are just a portion of the metrics we use to manage the worldwide environmental and safety aspects of our business. The goals are:

•	Goal 1: We will have zero reportable spills involving our products and all chemicals we handle.

In 2002, we had no spills that were reportable to federal agencies. There was one minor spill, reportable to a state agency. The environmental impact of this spill was negligible.

•	Goal 2: We will have zero reportable process safety incidents.

We had no significant process safety incidents in 2002, 2001 or 2000. Significant process safety incidents are fires, explosions and toxic releases which result in a lost-time injury, off-site consequences, or greater than $25 thousand of damages.

•	Goal 3: We will have zero recordable injuries.

Our worldwide recordable rate (which is the number of injuries per 200,000 hours worked) in 2000 was .98. In 2001, it increased to 1.39, and we finished 2002 with a rate of .76. The 2002 performance was outstanding and represents a focused effort by all of our employees. We are pleased that the efforts we have spent to re-establish our commitment in the safety area are showing measurable improvements.

We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries. For example, for 2000, the worldwide recordable rates for the manufacturing industry and for the members of the ACC, respectively, were 9.0 and 2.16. We are committed to the safety of our employees and our neighbors and believe our record demonstrates that commitment.

All of our employees are responsible for environmental and safety excellence, and we accept and demonstrate the type of leadership that will ensure the continued success of our efforts. Responsible Care is a way of life at Ethyl, enhancing operations, the way we work, and the relationships we maintain with our customers and our communities.

Environmental

We operate under policies that comply with federal, state, local, and foreign requirements regarding the handling, manufacture, and use of materials. One or more regulatory agencies may classify some of these materials as hazardous or toxic. We also comply with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in every material respect.

We regularly review the status of significant existing or potential environmental issues. We accrue and expense our proportionate share of environmental remediation and monitoring costs in accordance with FASB Statement No. 5 and FASB Interpretation No. 14, as clarified by the American Institute of Certified Public Accountants Statement of Position 96-1. As necessary, we adjust our accruals based on additional information.

Total gross liabilities accrued at year-end for environmental remediation were $23 million for 2002 and $26 million for 2001. We recorded expected insurance reimbursement assets for these amounts of $4 million in 2002 and $6 million in 2001. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $13 million at December 31, 2002 and $12 million at December 31, 2001. As new technology becomes available, it may be possible to reduce accrued amounts. While we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact.

We spent $13 million in 2002 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $12 million in 2001 and $12.4 million in 2000. Of these amounts, the ongoing costs of operations were $11 million in both 2002 and 2001, and $11.7 million in 2000. The balance represents clean-up, or remediation and monitoring costs. These environmental operating and clean-up expenses are included in cost of goods sold. In the next year, we expect environmental operating and remediation costs to be about the same as 2002.

For capital expenditures on pollution prevention and safety projects, we spent $5 million in 2002, $2 million in 2001, and $3 million in 2000. Over the next few years, we expect capital expenditures to be about the same as 2002.

Our estimate of the effects of complying with governmental pollution prevention and safety regulations is subject to:

•	potential changes in applicable statutes and regulations (or their enforcement and interpretation);

•	uncertainty as to the success of anticipated solutions to pollution problems;

•	uncertainty as to whether additional expense may prove necessary; and

•	potential for emerging technology to affect remediation methods and reduce associated costs.

We are subject to the federal Superfund law and similar state laws under which we may be designated as a potentially responsible party (PRP). As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites such as a landfill to which we may have sent waste.

In de minimis PRP matters and in some minor PRP matters, we generally negotiate a consent decree to pay an apportioned settlement. This relieves us of any further liability as a PRP, except for remote contingencies. Costs for a de minimis participant are typically less than $50,000. Costs for a minor participant are typically less than $300,000.

We are also a PRP at some Superfund sites where our liability may be in excess of de minimis or minor PRP levels. Most Superfund sites where we are a PRP represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology, as well as the proportionate shares of each PRP have been established. Other sites are not as mature, which makes it more difficult to reasonably estimate our share of the future clean-up or remediation costs. We have previously accrued the estimated expense of the remediation and monitoring of these sites. Generally, remediation and monitoring will go on for an extended period.

During 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. We are responsible for 6.47% of the study cost and have accrued for these estimated expenses. Because of the early stage, we cannot make a reasonable estimate of the total cost of our share of responsibilities related to any site remediation or clean-up.

At another United States site, Ethyl and the other PRPs had previously appointed a management company to facilitate the remediation and monitoring of the site. During 2000, the management company informed us of a favorable change in the necessary work at the site. As compared to 2000, this change resulted in 40% lower costs in 2002 and 30% lower costs in 2001. This should continue to result in significantly lower monitoring costs in the future.

We also own several other environmental sites where we are in the process of remediation and monitoring. At one of our major sites in the United States, we have substantially completed remediation and will be monitoring the site for an extended period. In addition, we substantially completed dismantling and remediation on TEL bulk storage facilities in Europe and Singapore in 2001.

Geographic Areas

We have operations in the United States, Europe, Asia, and Latin America, as well as in Australia and Canada. The economies are stable in most of the countries where we operate. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. dollar denominated transactions, letters of credit, and prepaid transactions. We have also participated in selective foreign currency forward contracts in previous years. Our foreign customers mainly consist of financially viable government organizations and large companies.

Venezuela, where we sell certain petroleum additive products, is currently experiencing political instability and economic problems. Venezuela also purchases TEL through our marketing agreements with Octel. We continue to closely monitor the situation in this country.

The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the three years shown. Except for the United States and Canada, no country exceeded 10% of net sales. The United States was the only country that exceeded 10% of long-lived assets in any year. We allocated revenues to geographic areas based on the location to which the product was shipped. The reduction in net sales in the United States in 2001 is primarily the result of the loss of our engine oil additives position with three major customers, which is discussed more fully in Item 7.

Geographic Areas

	2002	2001	2000
	(in millions of dollars)
Net Sales (a)
United States	$216	$272	$403
Canada	81	73	71
Other foreign	359	363	351

Consolidated net sales	$656	$708	$825

Long-lived assets (b)
United States	$238	$264	$333
Foreign	70	55	77

Total long-lived assets	$308	$319	$410

(a)	All periods presented exclude the net sales of the phenolic antioxidant business which was sold in January 2003, and is reported as a discontinued operation.

(b)	Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

Other Matters

On January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation. Following an extensive assessment, we concluded this business was not part of our future core business or growth goals. This is another strategic step in fulfilling our goals of reducing debt, strengthening our balance sheet and allowing us to focus more closely on our core businesses.

During the third quarter 2002, we received a copy of the Alliance of Automobile Manufacturers (AAM) fleet test report on manganese-based gasoline additives (MMT), which we market. The report alleges that MMT significantly raises vehicle emissions, increases fuel consumption, and impairs the proper operation of vehicle emission control systems. We responded to this allegation at a Society of Automotive Engineers (SAE) meeting in October 2002 in San Diego. The AAM fleet test was designed as a durability test under extremely severe conditions. There was not a single failure on any emission control device on the fleet. The MMT fleet met EPA in-use emission requirements. Our belief was that the test was not designed as a fuel economy test and the test protocol was not stringent enough to yield meaningful results on fuel economy. Discussions with customers and automakers continue. The EPA and the Canadian government have extensively studied the product and have determined that MMT does not harm vehicle emission systems. The additive is an environmentally beneficial product that has proven its effectiveness in real-world use.

On June 4, 2002, our shareholders approved a 1-for-5 reverse stock split of our common stock. This action had been unanimously approved and recommended by our Board of Directors.

In February 2002, our Board of Directors terminated the existing bonus plan. The Board further directed the Bonus, Salary and Stock Option Committee to implement an interim bonus arrangement for 2002 and develop a new bonus plan for future years. In April 2002, Ethyl’s Bonus, Salary and Stock Option Committee approved an interim bonus pool arrangement for officers and other key employees pursuant to which the Committee approved lump sum payments in the aggregate amount of $1.4 million. Bonus payments were made in May 2002 and expensed to operations. A new bonus plan has been developed and is included in this filing as Exhibit 10.9.

In March 2002, our Board of Directors, as permitted under the terms of the Incentive Stock Option Plan, approved an amendment to the Incentive Stock Option Plan to extend the duration of this plan to March 2, 2004. As amended, no option or stock appreciation right may be granted under the Incentive Stock Option Plan after March 2, 2004; however, options and stock appreciation rights granted before this date will remain valid in accordance with their terms.

Availability of Reports Filed with the Securities and Exchange Commission

Our Internet website address is www.ethyl.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

ITEM 2.    PROPERTIES

Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities and manufacturing properties, which primarily support the petroleum additives business segment.

Research, Development, and Testing	Richmond, Virginia
Bracknell, England
Tsukuba, Japan (leased)
Ashland, Virginia (leased)

Manufacturing	Feluy, Belgium (lubricant additives)
Houston, Texas (lubricant and fuel additives; also TEL storage and distribution)

Natchez, Mississippi (idled facility)
Orangeburg, South Carolina (idled facility; leased land; sold January 2003)
Port Arthur, Texas (lubricant additives)
Rio de Janeiro, Brazil (lubricant additives)
Sarnia, Ontario, Canada (fuel additives)
Sauget, Illinois (lubricant and fuel additives)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas worldwide.

Production Capacity

We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. Our facilities are well maintained and in good operating condition.

In February 2001, we announced a new business strategy related to our engine oil additives business. As part of this business plan, we idled engine oil additive units in our Houston, Texas plant and one of the units at our plant in Brazil. We also idled a smaller plant in Natchez, Mississippi. We evaluated all engine oil additive assets for impairment. The positive cash flows being generated by these assets continue to support their value on our balance sheet. The assets that were idled in 2001 were fully depreciated by their closure date.

During 2000, we permanently idled a facility in Orangeburg, South Carolina and wrote its value down to zero. We concluded that the market for the product that was produced at the facility had not grown as anticipated and that available supply and production facilities were adequate for demand of the product. This facility was sold in January, 2003.

ITEM 3.    LEGAL PROCEEDINGS

We were served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Both cases claimed damages attributable to lead. One case was dismissed in its entirety, the plaintiffs did not appeal, and the case has ended. The other, Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions. We believe we have strong defenses and will continue to vigorously defend the case.

Ethyl and our subsidiaries are involved in other legal proceedings. These legal proceedings are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These proceedings also include product liability cases.

Like many other companies, Ethyl is also a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by Ethyl. Ethyl has never manufactured, sold or distributed products that contain asbestos. Nearly all of these cases are pending in Texas or Louisiana and involve multiple defendants. We maintain a reserve for these proceedings. In addition, Ethyl believes that Albemarle Corporation is responsible for certain premises asbestos liabilities pursuant to an indemnification agreement between the companies dated as of February 28, 1994.

While it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that Ethyl and our subsidiaries have adequate reserves and insurance coverage such that the outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on Ethyl.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKE T FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York and Pacific stock exchanges under the symbol EY.

Effective July 1, 2002, there was a 1-for-5 reverse stock split of our common stock and the number of authorized shares of common stock was reduced from 400 million to 80 million. There were 16,689,009 shares outstanding as of December 31, 2002. The registered shareholders were 10,265 at December 31, 2002 and 10,945 at December 31, 2001.

The following table shows the high and low prices of our common stock each quarter. The prices prior to July 1, 2002 have been adjusted to reflect the 1-for-5 reverse stock split.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$7.40	$7.00	$4.50	$6.49
Low	$4.45	$3.35	$2.70	$2.80

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$12.20	$8.40	$8.40	$5.00
Low	$4.95	$5.60	$4.35	$2.75

ITEM 6.    SELECTED FINANCIAL DATA

ETHYL CORPORATION & SUBSIDIARIES

Five Year Summary

	Years Ended December 31
	2002	2001	2000	1999	1998
	(in thousands except per-share amounts)
Results of Operations (1)
Net sales	$656,350	$707,625	$825,313	$846,803	$976,201
Costs and expenses (2)	642,716	745,789	813,925	798,385	882,423
TEL marketing agreements services	25,756	36,571	36,619	53,993	14,944
Special items (expense) income, net (2,3)	—	(114,016)	76,009	7,200	4,885

Operating profit (loss)	39,390	(115,609)	124,016	109,611	113,607
Interest and financing expenses	25,574	32,808	36,075	35,506	40,409
Other (expense) income, net (4)	(547)	(4,274)	(2,793)	601	24,519

Income (loss) before income taxes	13,269	(152,691)	85,148	74,706	97,717
Income tax expense (benefit)	3,756	(45,321)	27,268	23,451	32,584

Net income (loss) from continuing operations	9,513	(107,370)	57,880	51,255	65,133
Income from operations of discontinued business (net of tax) (1)	2,901	2,330	3,117	4,042	5,446

Income (loss) before cumulative effect of accounting change	12,414	(105,040)	60,997	55,297	70,579
Cumulative effect of accounting change for goodwill impairment (net of tax) (5)	(2,505)	—	—	—	—

Net income (loss)	$9,909	$(105,040)	$60,997	$55,297	$70,579

Financial Position and Other Data
Total assets	$656,251	$719,625	$1,001,639	$991,380	$1,082,239
Operations:
Working capital	$143,216	$125,339	$93,909	$161,766	$213,862
Current ratio	2.10 to 1	1.79 to 1	1.46 to 1	1.80 to 1	2.20 to 1
Depreciation and amortization (2)	$52,422	$99,518	$66,256	$65,125	$63,310
Capital expenditures	12,671	9,515	13,828	13,793	22,738
Gross profit as a % of net sales (2)	21.1	12.5	19.2	22.0	24.4
Research, development, and testing expenses (6)	$50,504	$57,170	$72,432	$66,342	$66,843
Total debt	290,067	335,957	443,244	474,222	558,824
Common and other shareholders’ equity	153,078	145,293	259,413	215,209	187,002
Total debt as a % of total capitalization	65.5	69.8	63.1	68.8	74.9
Net income (loss) as a % of average shareholders’ equity	6.6	(51.9)	25.7	27.5	42.6
Common Stock
Basic and diluted earnings (loss) per share (7):
Earnings (loss) from continuing operations	$.57	$(6.43)	$3.47	$3.07	$3.90
Earings from operations of discontinued business (net of tax) (1)	.17	.14	.18	.24	.33
Cumulative effect of accounting change for goodwill impairment (net of tax) (5)	(.15)	—	—	—	—

Net income (loss)	$.59	$(6.29)	$3.65	$3.31	$4.23

Shares used to compute basic earnings per share (7)	16,689	16,689	16,692	16,693	16,693
Shares used to compute diluted earnings per share (7)	16,732	16,689	16,692	16,693	16,693
Cash dividends declared per share (8)	$—	$—	$.625	$1.25	$1.25
Equity per share (7)	$9.17	$8.71	$15.54	$12.89	$11.20

Notes to the Five Year Summary

(1)	Results of operations have been reclassified for all periods presented to reflect the operations of the phenolic antioxidant business as a discontinued business. The Board of Directors approved the sale of the phenolic antioxidant business in December 2002, and this business was sold in January 2003.

(2)	Asset writedowns, severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines were $76 million ($48 million after income taxes) for 2001. Costs and expenses were $47 million ($29 million after income taxes) and included $41 million related to the accelerated depreciation of certain engine oil additive assets and $6 million of other costs. Early retirement, severance, and related expenses amount to $29 million ($19 million after income taxes) and are included in special items (expense) income, net.

(3)	In addition to the 2001 special items expense discussed above in Note (2), there was a recognition of a $62 million noncash loss ($43 million after income taxes) on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Also included was a $26 million charge ($26 million after income taxes) related to excise taxes on the pension reversion, which was partially offset by a $3 million gain ($3 million after income taxes) on the sale of certain assets in Bracknell, England.

The special items in 2000 include a benefit of $81 million ($51 million after income taxes) related to settlements of certain pension contracts resulting in the recognition of noncash gains and a $4 million benefit ($3 million after income taxes) related to the demutualization of MetLife, Inc. These items were partially offset by an $8 million charge ($5 million after income taxes) for the write-off of plant assets and a $1.4 million special retirement charge ($900 thousand after income taxes). The special item in 1999 consists of a supply contract amendment of $7 million income ($4 million after income taxes). The special items in 1998 consist of a benefit of $9 million, net of related expenses, ($6 million after income taxes) due to a settlement with the Canadian government, which was partially offset by a charge related to an enhanced retirement offer of $4 million ($3 million after income taxes).

(4)	Other (expense) income, net in 2002 includes a loss on impairment of nonoperating assets of $4 million ($3 million after income taxes), as well as expenses related to debt refinancing activities of $1 million ($800 thousand after income taxes). In addition, 2002 reflects $1 million ($800 thousand after income taxes) interest income from a settlement with the IRS, as well as $2.4 million ($1.6 million after income taxes) for interest income from a lawsuit settlement.

The 2001 amount includes $3 million of expenses related to the refinancing of our debt. Also included is a net charge related to nonoperating assets of $3 million ($2 million after income taxes) resulting from impairment losses of $4 million, which was partially offset by a gain on a sale of $1 million. Other (expense) income, net for 2000 includes a $3 million charge for our percentage share of losses in equity investments ($2 million after income taxes) offset by a $2 million gain ($1 million after income taxes) on the sale of a nonoperating asset. Other income for 1998 includes a $15 million ($9 million after income taxes) gain on the sale of a nonoperating asset and $8 million ($6 million after income taxes) income related to the settlement of a federal income tax audit.

(5)	Upon the adoption of Statement of Financial Accounting Standards No. 142, during the first quarter 2002, we wrote-off goodwill of $3.1 million ($2.5 million after income taxes).

(6)	Of the total research, development, and testing expenses, the portion related to new products and processes was $30 million in 2002, $33 million in 2001, $40 million in 2000, $41 million in 1999, and $40 million in 1998.

(7)	The number of shares, basic and diluted earnings (loss) per share, and equity per share have been adjusted for all periods presented to reflect the 1-for-5 reverse stock split.

(8)	The decrease in cash dividends declared in 2001 and 2000 reflects the suspension of the dividend effective July 27, 2000.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion contains statements about future events and expectations, or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additive market, the level of future declines in the market for tetraethyl lead, and other trends in the petroleum additive market, our ability to maintain or increase our market share and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, a significant rise in interest rates, resolution of environmental liabilities, or changes in the demand for our products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, certain risk factors are also discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion or elsewhere might not occur.

OVERVIEW

We have been a provider to the petroleum additives market for over 28 years. We were instrumental in the consolidation of the industry from eight major participants in 1992 (Ethyl, Lubrizol, Oronite, Paramins, Amoco, Texaco, Adibis, and Shell) to the current level of four major suppliers (Ethyl, Lubrizol, Oronite & Infineum). Our consolidation efforts included the purchase of Nippon Cooper and the additives business of Amoco in 1992, and the additives business of Texaco in 1996.

As a result of our repurchasing almost 35 million shares of our outstanding common stock and our acquisition activities, we had accumulated total debt of $641 million by the end of 1997. At the time of taking on this debt, each of our businesses was earning a satisfactory return and debt repayment on a rapid schedule seemed reasonable. Immediately after the stock buyback, each of our two segments began to experience what turned out to be a long-term decline in profitability.

TEL’s rate of decline of profit accelerated due to many market and competitive forces that existed in the 1997 to 1998 timeframe.

The profitability in the engine oil additives business of the petroleum additives segment began a rapid decline due, in part, to:

•	oversupply caused by additional capacity added by one major competitor;

•	the Asian economy slowdown;

•	the rapid consolidation of the customer base in the oil industry;

•	the escalation of raw material prices and the inability of the industry to pass those price increases on to our customers; and

•	the reduction in demand for market differentiated engine oil products.

Profitability in the other businesses within our petroleum additives segment had grown, but was overwhelmed by the profitability declines in engine oils, which comprised over 60% of net sales and approximately 40% of petroleum additives operating profits in 1998.

In late 2000, the margins in the high-volume engine oil business had become unacceptable. During that period we took actions which would have led to improvements in the overall business, or would have resulted in us pursuing an alternate path. The first plan was not successful. In 2001, we announced a new plan of operating in this business. We lost a significant volume of marginal profit business as a consequence of our actions and set about to restructure the company. The restructuring plan involved significant reductions in manufacturing, research and other support areas that serviced the engine oil business. We changed our focus from growing overall market share to growing profitability in higher-margin markets. These efforts have resulted in lower fixed costs and higher capacity utilization, allowing us to compete more effectively within the realities of today’s petroleum additives marketplace.

Since 2000, our non-engine oil business within our petroleum additives segment has continued to grow, and we have contributed increased resources and focus to that growth. Continually since 1997, we have focused our efforts on reducing our overall leverage through asset sales, recapture of excess assets in our U.S. salaried pension fund, and the overall cash generating ability of our businesses.

RESULTS OF OPERATIONS

The results of operations exclude the operations of our phenolic antioxidant business, which was sold in January 2003. The earnings results of this business have been removed from net sales and operating profit for all periods covered in this review. These results are included in the Consolidated Statements of Income under “Income from operations of discontinued business.” There was no effect on net income as a result of these reclassifications. In addition, earnings per share amounts have been adjusted for all periods presented to reflect the 1-for-5 reverse stock split.

Net Sales

We continue to grow our business in essentially all areas of the petroleum additives segment following our restructuring in 2001. We have strengthened our product marketing teams and regional management teams. We continue to make a significant investment in research and development to more fully leverage our technology and product portfolio to enhance the sales of our products.

Total net sales were lower in 2002 than either 2001 or 2000. Nonetheless, reflecting the efforts to grow all areas of our petroleum additive business with a focus on profitability instead of market share, 2002 net sales, excluding engine oil additives, were higher in substantially all areas than in 2001 or 2000. We have stabilized our business base in the important engine oil additives area and grew sales 12% in the other petroleum additives businesses compared to 2001 and 14% compared to 2000.

In 2002, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP amounted to $69 million (11% of total net sales) and sales to Shell amounted to $87 million (13% of total net sales). These net sales represents a wide-range of products sold to these customers in multiple regions of the world.

In 2000, net sales to three customers of our petroleum additives segment exceeded 10% of total net sales. Equilon amounted to $112 million (13% of total net sales), Pennzoil-Quaker State also amounted to $112 million (13% of total net sales), and Exxon Mobil Corporation amounted to $95 million (11% of total net sales). These sales primarily represented engine oil products. In 2001 with conditions in the engine oil market continuing to erode, we attempted certain price increases to improve returns on this product line. This action contributed to the loss of the engine oil business of these three customers in 2001.

No other customer accounted for over 10% of our total net sales in any year.

Our focus on profitability rather than market share has resulted in lower sales of engine oil additives. This resulted in 2002 consolidated net sales, including engine oil additives, being lower than both 2001 and 2000, as reflected in the following table.

Net Sales By Segment

	2002	2001	2000
	(in millions of dollars)
Petroleum additives	$648	$691	$798
Tetraethyl lead	8	17	27

Consolidated net sales	$656	$708	$825

Petroleum Additives—Our petroleum additives sales, excluding engine oil additives, improved over both 2001 and 2000. However, total petroleum additives net sales, including engine oil additives, were 6% lower than 2001 and 19% lower than 2000. The decrease in engine oil net sales reflects the impact of the loss of the three high-volume engine oil customers previously discussed. When reading the discussion on sales, the comparisons are somewhat more involved since the business that was lost was such a high revenue business, even though its profit component was much lower in proportion to sales. The business was lost in late 2000, but shipments continued through the second quarter of 2001.

The reduction in net sales from 2001 is the net impact of gaining business across the segment, offset by having the engine oil sales of the customers lost completely out of the 2002 results. The sum of these two offsetting items resulted in lower shipments and an unfavorable impact of $40 million. While shipments in substantially all other areas of petroleum additives were higher than 2001, the reduction in engine oil shipments more than offset the favorable impact of higher shipments of the other petroleum additives products, since the lost revenue was almost twice the business gained. The remaining small change is caused by changes in prices, currency, and the mix of products sold.

The same items discussed above when comparing revenue to 2001 exist when comparing 2002 revenue to 2000. Shipments were lower as compared to 2000 causing an unfavorable impact of $150 million on net sales. Again, the decrease of shipments of engine oil additives of $217 million, more than offset increases in the shipments of $67 million of other petroleum additives products. A change in the mix of products sold and slightly higher selling prices was completely offset by a negative currency impact when compared to 2000.

Tetraethyl Lead—Most of the TEL marketing activity is through the agreements with Octel, under which we do not record the sales transactions. Therefore, TEL net sales reflected in the table above are those made by us in areas not covered by the agreements, as well as sales made to Octel under the terms of the agreements. These sales are very minor compared to the TEL sales made through the marketing agreements (see Note 3).

TEL net sales were down substantially in 2002 when compared to both 2001 and 2000. Sales to Octel were down about $9 million when compared to 2001 and about $15 million when compared to 2000. During the first quarter 2001, Octel purchased substantially all remaining inventory they were required to purchase from us under the agreements. The decrease in TEL sales, excluding Octel, reflects the expected and continuing market decline.

Segment Operating Profit (Loss)

We evaluate the performance of petroleum additives and TEL based on segment operating profit. Corporate departments and other expenses outside the control of the segment managers are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets and the prepayments for services are included in the operating profit of each segment.

The table below reports operating profit (loss) by segment for the last three years.

Segment Operating Profit (Loss)

	2002	2001	2000
	(in millions of dollars)
Petroleum additives before nonrecurring items	$52	$33	$28
Nonrecurring items	(1)	(72)	(8)

Petroleum additives	51	(39)	20

Tetraethyl lead before nonrecurring items	17	32	39
Nonrecurring items	(2)	—	—

Tetraethyl lead	15	32	39

Segment operating profit (loss)	$66	$(7)	$59

Petroleum Additives—Petroleum additives operating profit, excluding nonrecurring charges, improved to $52 million in 2002. This is the best operating profit in the segment since 1999 and represents an increase in operating profit on the same basis of 60% from 2001 and 93% from 2000. The improvement over 2001 and 2000 is across all petroleum additive product lines, including engine oil additives.

When compared to 2001 the profits were affected by many factors. Profits were adversely affected since 2002 included no sales of the engine oils business to customers that were lost. The remainder of the business posted higher profits, which were the result of increased shipments of higher margin products, as well as lower manufacturing costs. The lower manufacturing costs include the benefit of our asset utilization improvement efforts, as well as our cost reduction initiatives. While selling, general, and administrative expenses (SG&A) for this segment were about even with 2001, research, development, and testing costs (R&D) were 6% lower than 2001. In addition, although raw material costs have continued to rise through the last part of the year, when compared to 2001 in total, these costs were slightly lower. Foreign exchange also had a negative impact.

When compared to 2000, the significantly higher operating profit, excluding nonrecurring items, reflected improved operating results in most areas of the petroleum additives business. The mix of products sold as compared to 2000 was much improved, predominately as a result of a higher percentage of our revenue coming from products other than engine oils. We also benefited from our cost reduction initiatives, which resulted in lower manufacturing, SG&A, and R&D costs. Average raw material cost for 2002 was about even with 2000.

Total R&D expenses, excluding the 2001 nonrecurring engine oils rationalization charges, were $51 million in 2002, $54 million in 2001, and $72 million in 2000. The decrease in R&D expenses reflects the benefit of our cost reduction initiative undertaken as part of the 2001 engine oil additives rationalization. The decrease in the engine oil area was partially offset by increases in certain other product lines. R&D related to new products and processes was $30 million in 2002, $33 million in 2001, and $40 million in 2000. All of our R&D expenses were related to petroleum additives.

SG&A for this segment was about even with 2001, but decreased $5 million or 9% from 2000 levels. As a percentage of net sales, SG&A combined with R&D expenses was 15.4% in 2002, 14.8% in 2001, and 15.8% in 2000. The percentage increase over 2001 primarily reflects the reduction in net sales for 2002 as compared to 2001. This was partially offset by lower 2002 R&D costs. The decrease from 2000 levels reflects the effect of significantly lower SG&A and R&D expenses, which was substantially offset by lower 2002 sales. At current sales volumes, we would expect this percentage to remain about the same.

The nonrecurring item for 2002 was for a $1.5 million impairment of goodwill, which was partially offset by a $300 thousand benefit related to a change in estimate of the restructuring accrual for the engine oil additives rationalization. The goodwill write-off was done in accordance with Statement of Financial Accounting Standards No. 142.

The nonrecurring charge of $72 million in 2001 was for costs related to the rationalization of our engine oil additives business of $75.5 million, which was partially offset by a $3 million gain on the sale of certain Bracknell, England assets. The engine oil rationalization included the idling of production and research facilities, as well as a workforce reduction. The charges for the rationalization program included early retirement costs of $23 million, as well as severance and other related expenses of $6 million. Accelerated depreciation was $41 million, shutdown costs were $4 million, and other costs were $2 million. Of these costs, we reported $29 million of severance, early retirement, and other related expenses as a special item. Cost of goods sold included $43 million; selling, general, and administrative expenses included $300 thousand; and research, development, and testing expenses included $3.2 million. Further information on these costs is included in Note 27.

In 2000, petroleum additives operating profit included a nonrecurring charge of $8 million for the write-off of an idled manufacturing facility. This write-off was part of an ongoing plant rationalization effort and improved the petroleum additives cost structure.

Tetraethyl Lead—Results of our TEL segment include the operating profit contribution from our marketing agreements, as well as certain TEL operations not included in the marketing agreements.

The operating profit contribution from our marketing agreements was $26 million in 2002, down from a contribution of $37 million in both 2001 and 2000. This resulted from lower volumes reflecting the declining market for this product. The current year also includes higher amortization of the prepayment for services costs as a result of the increase in the prepayment following the amendment of these agreements (see Note 3), as well as certain other costs. Amortization costs in 2002 were $4 million higher than 2001 and $3 million higher than 2000.

Other TEL operations which were not a part of the marketing agreements were unfavorable $3 million compared with 2001 and $10 million when compared with 2000. The year 2002 included charges related to environmental remediation and premises asbestos liability claims. These charges were partially offset by approximately $2 million resulting from the benefit of a legal settlement for the recovery of operating costs. These same operations in 2001 and 2000 included an earnings benefit from the sale of lead inventory to Octel in accordance with the marketing agreements. In addition, both 2001 and 2000 results benefited from the liquidation of LIFO inventory. The LIFO liquidation was income of $1 million in 2001 and $2 million in 2000.

The nonrecurring charge of $2 million was for the impairment of goodwill upon the adoption of Statement of Financial Accounting Standards No. 142.

While the market for this product is continuing to decline, it still continues to supply Ethyl with strong cash flows.

The following discussion references certain captions on the Consolidated Statements of Income.

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

Interest and Financing Expenses

Interest and financing expenses were $26 million in 2002, $33 million in 2001, and $36 million in 2000. Compared to 2001, lower average debt outstanding resulted in a reduction of $4 million, while lower average interest rates resulted in a reduction of $2 million. Amortization of financing costs and fees were $1 million lower than 2001. Compared to 2000, lower debt outstanding resulted in an $11 million decrease in expense in 2002 and lower average interest rates caused a reduction of $4 million. Fees and amortization of financing costs were $5 million higher in 2002 than in 2000.

Interest costs under the credit facility are based on LIBOR plus a premium. In addition, interest and financing costs have decreased due to the significant reduction in outstanding debt. If market rates begin to increase, our interest and financing costs will also rise on most of the remaining debt.

Other Expense, Net

Other expense, net for 2002 was $500 thousand and included charges of $4 million on the impairment of nonoperating assets and $1 million related to debt refinancing activities. These were partially offset by $2 million in interest income from a lawsuit settlement and $1 million interest income from a settlement with the IRS.

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

Income Taxes

Income taxes were expense of $4 million in 2002, a benefit of $45 million in 2001 and expense of $27 million in 2000. The change in our income (loss) before income taxes resulted in the $49 million increase in income taxes in 2002. The effective tax rate was almost unchanged at 28.3% in 2002 and 29.7% in 2001. While we were able to tax effect most of the large charges in 2001 that resulted in a pretax loss, the $26.2 million excise tax on the pension reversion was not tax deductible. Excluding this item in 2001, the effective tax rate on the pretax loss for the year would have been approximately 36%. The effective tax rate in 2002 reflects certain foreign and other tax benefits.

In comparison to 2000, the decrease in our income before taxes contributed the entire $23 million to the reduction in income taxes. The effective tax rate in 2000 was 32.0% and included the recognition of certain income tax benefits.

While our deferred taxes are in a net asset position, we believe that we will recover the full benefit of our deferred tax assets. See Note 19 in the Notes to Consolidated Financial Statements for details on income taxes.

Income from Operations of Discontinued Business

The income from operations of discontinued business represents the operations of the phenolic antioxidant business, which we sold to Albemarle Corporation on January 21, 2003. The amount is net of income taxes.

Cumulative Effect of Accounting Change

As discussed above in the “Segment Operating Profit (Loss)” section, we wrote-off goodwill of $3.1 million in first quarter 2002 in accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142). Under the undiscounted cash flow model that we used prior to the adoption of SFAS 142, the goodwill was not impaired and therefore, had not been previously written off. On an after-tax basis, the impairment amounted to $2.5 million and is shown as a cumulative effect of accounting change.

Net Income (Loss)

Net income was $10 million in 2002 ($.59 per share) as compared to a net loss of $105 million ($6.29 per share) in 2001 and net income of $61 million ($3.65 per share) in 2000. Included in net income (loss) was $5 million ($.30 per share) in 2002 and $115 million ($6.88 per share) in 2001 for nonrecurring charges, net. Nonrecurring income, net totaled $52 million ($3.14 per share) in 2000. Excluding the nonrecurring items, net income was $15 million ($.89 per share) in 2002; $10 million ($.59 per share) in 2001; and $9 million ($.51 per share) in 2000.

Included in our 2002 results is a decrease in corporate general and administrative expenses of $4 million from 2001 and $11 million from 2000. The decrease includes lower salary and benefit expenses resulting from our cost control initiatives, as well as lower legal costs.

Pension expense on a pre-tax basis for 2002 was $6 million. Pension income (before income taxes and excluding terminations and settlements) was $2 million in 2001 and $10 million in 2000. The significant reduction in noncash pension results from prior years’ levels is caused by lower assets in our current plan than were in the plan that we terminated in 2001.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $83 million in 2002. In 2001 we generated cash amounting to $126 million, including $54 million from the pension asset reversion. The 2000 amount was $89 million.

In 2002, we used cash from operating activities to make net repayments of $45 million on bank debt and $1 million on a capital lease and to pay $2 million in debt issuance costs. We also funded capital expenditures of $13 million and made payments for TEL marketing agreements services of $19 million. Cash and cash equivalents on hand increased $3 million. Our cash from operations included $1 million for deferred rental revenue; $1 million from a settlement with the IRS; and $3 million received from a contract settlement. This contract settlement was related to a dispute associated with a tax issue on the sale of a former subsidiary.

The cash flows from operating activities in 2001 included the net cash benefit of $54 million from the asset reversion of one of our pension plans. In 2001, we combined the cash from operating activities, as well as $11 million from the sale of certain assets to make a net repayment on debt of $107 million and to pay $12 million in debt issuance costs. We also funded capital expenditures of $10 million, as well as a prepayment of TEL marketing agreements services of $2.5 million. Cash and cash equivalents on hand increased $8 million.

In 2000, we used the cash from operating activities, as well as cash-on-hand of $11 million and other proceeds of $3 million to fund the prepayment of TEL marketing agreements services of $39 million and pay dividends of $16 million. In addition, we funded capital expenditures of $14 million, reduced long-term debt $32 million, and spent $4 million on an equity investment.

Cash dividends paid per common share were $0.9375 in 2000. The Board of Directors suspended our dividend on July 27, 2000 to improve our cash flow. In addition, the terms of the Fourth Amendment to Amended and Restated Credit Facility prohibit us from paying dividends. See Note 12.

We expect that cash from operations will continue to be sufficient to cover our operating expenses.

Depreciation and amortization in the Consolidated Statements of Cash Flows for 2001 includes accelerated depreciation of $41 million due to the shortened lives of certain engine oil assets.

FINANCIAL POSITION AND LIQUIDITY

Since 2001, we have had three primary goals. These goals were profitable growth, debt reduction, and ongoing cost management. Solid progress has been made toward each of these goals. Improved earnings, excluding nonrecurring items, were a result of continuing to offer high quality goods and services to our customers through the dedicated efforts of our employees, as well as the benefits of our aggressive debt reduction and cost reduction programs.

We reduced our debt $46 million in 2002. This comes after having reduced the debt by $107 million in 2001. Our debt-to-earnings statistics are in a much-improved position as we enter 2003, and we no longer consider ourselves highly leveraged. In 2003, we plan to use most of our free cash flow to pay down debt.

We believe the initiatives on which we are focused will continue to improve our profitability. The future remains a challenge, as the petroleum additives market is still highly competitive and the engine oils market continues to reflect weak margins. The many years of work to reduce our high debt levels have paid off and our “target” debt levels appear within our reach.

In March 2002, prior to the August 2002 maturity date of our previous credit agreement, we entered into the Fourth Amendment to Amended and Restated Credit Agreement with our lenders. That facility included certain key provisions, which are detailed in Note 12, “Long-Term Debt”, in the Notes to Consolidated Financial Statements. Borrowings were to have matured on March 31, 2003 and were classified as a current liability during 2002.

Subsequently, we met all of the provisions to have this facility extended to March 31, 2004 and have done so. As such, all debt, except that which is due in the next twelve months, has been classified as a noncurrent liability. The extended facility contains all of the same terms and conditions. We are required to make principal reduction payments of $10 million per quarter with all outstanding balances due on March 31, 2004.

We continue to make debt repayment a high priority near term so that we will have more flexibility in the future. Part of that improved flexibility includes a current initiative of providing a long-term debt structure for us. While a longer-term structure would initially result in higher interest costs on outstanding debt, it would also provides us with certain other advantages. While there is no complete assurance that we will achieve this long-term debt structure, it is a priority initiative this year.

Our cash flows from operations remain strong and we will continue to minimize working capital requirements, as well as sell nonstrategic assets when appropriate.

Cash

At December 31, 2002, we had cash and cash equivalents of $15 million as compared to $12 million at the end of 2001.

We also had restricted cash of $700 thousand at year-end 2002 and $1 million at year-end 2001. This was a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. We are using this cash to offset the employee portion of retiree health benefit costs.

Debt

During 2002, we paid down total debt by $46 million. This included payments of $73 million on the term loan, $4 million on the new term loan, and $1 million on a capital lease. These payments were offset by an increase on the revolving credit agreement of $13 million and additional private borrowing of $19 million. The private borrowing was from Bruce C. Gottwald. All of our debt is discussed more fully in Note 12.

In 2001, our $107 million debt repayment included $97 million on the term loan, $24 million on the new term loan, and $7 million on medium-term notes. These payments were partially offset by an increase of $21 million on our revolving credit agreement.

As a percentage of total capitalization, our total debt decreased from 69.8% at the end of 2001 to 65.5% at the end of 2002. The decrease reflects the reduction in total debt. Normally, we repay long-term debt with cash from operations as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Working Capital

At December 31, 2002, we had working capital of $143 million, resulting in a current ratio of 2.10 to 1. Our working capital at year-end 2001 was $125 million resulting in a current ratio of 1.79 to 1. The change in working capital was primarily the result of a reduction in accounts payable, accrued expenses, and income taxes payable, as well as an increase in cash, accounts receivable, and deferred taxes. These items were partially offset by decreases in inventories and the TEL marketing agreements receivable, as well as an increase in the current portion of long-term debt.

Capital Expenditures

We expect capital expenditures will be about $15 million in 2003. Capital spending for environmental and safety projects will be about the same as 2002. We will continue to finance capital spending through cash provided from operations.

Commitments

The table below shows our year-end contractual obligations, excluding long-term debt, by year due.

	Payments Due by Period
	Total	2003	2004	After 2004
	(in millions of dollars)
Contractual Obligations
Operating and capital lease obligations	$32	$10	$7	$15
TEL marketing agreement payments	$3	$3	$—	$—

We have a commitment to pay up to $3 million under the TEL marketing agreements. This payment is discussed more fully in Note 3. In addition, we have contractual obligations for the construction of assets, as well as purchases of property and equipment of $400 thousand related to petroleum additives. Our lease commitments are shown in Notes 12 and 16.

Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our inventory or post an equivalent dollar value deposit with Octel. The value of our available inventory fell below the requirement at year-end 2000 and was substantially depleted at year-end 2001 as it was utilized for sales under the agreements. The dollar value requirement was $13 million at December 31, 2002 and $14 million at December 31, 2001. We now cover this requirement of the marketing agreements through the value of the long-term receivable from Octel. This receivable is being paid to us as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges.

Pension and Post-Retirement Benefit Plans

We apply Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions” (SFAS 106) to account for our pension and post-retirement plans. We use a December 31 measurement date to determine our pension and post-retirement expenses and related financial disclosure information.

Investment Return Assumptions under SFAS 87 and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, our independent consulting actuaries performed a stochastic analysis of expected returns based on the plans’ asset allocation as of both January 1, 2002 and January 1, 2003. This forecast reflects the actuarial firm’s expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2003, the firm’s expected rates were 9.8% for US large cap stocks, 6.0% for US long-term corporate bonds, and 2.4% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

While the expected investment return assumption is long-term in nature, the range of reasonable returns has dropped over the past few years as a consequence of lower inflation and lower bond yields. Nevertheless, because our asset allocation is predominantly weighted toward equities, we have maintained our expected long-term rate of return at 9% for the last several years.

Significant actuarial losses, where the actual return was less than the expected return, resulted during the 2001 and 2002 stock market decline. The one-year investment return was substantially lower than the long-term assumption by about $17 million in 2002 and about $34 million in 2001 for all of our domestic pension plans. These losses enter earnings on an amortized basis and amounted to increased expense of $300 thousand in 2002 and an expected $700 thousand increased expense in 2003. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the risk premium for equity investment justifies the volatility.

Pension expense is very sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.75% (while holding other assumptions constant) would increase the forecasted 2003 expense for our domestic pension plans by about $150 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.25% (while holding other assumptions constant) would reduce forecasted 2003 pension expense by about $150 thousand.

Discount Rate Assumption under SFAS 87 and SFAS 106—In accordance with SFAS 87 and SFAS 106, we set the discount rate for our retirement plans by reference to investment grade bond yields. We use Moody’s published AA yield for long-term corporate bonds for the last day of December as an index, and our discount rate will be within 25 basis points of the index. Moody’s AA yield dropped from 7.08% for December, 2001 to 6.52% for December, 2002. Accordingly, we reduced our discount rate for all domestic plans from 7.00% as of December 31, 2001 to 6.75% as of December 31, 2002.

Pension expense is also very sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 6.5% (while holding other assumptions constant) would increase the forecasted 2003 expense for our domestic pension plans by about $300 thousand. A 25 basis point increase in the discount rate to 7.0% would reduce forecasted 2003 pension expense by about $300 thousand.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We have traditionally contributed the maximum tax-deductible amount to the pension plans each year. We do expect that our cash contribution requirements will increase in 2003 and future years because of the recent poor stock market performance, as well as the reduced level of assets in the U.S. salaried plan as compared to the salaried plan which was terminated in 2000. We expect our aggregate cash contributions, before income taxes, will be in the range of $2 million to $4 million in 2003.

Other Assumptions under SFAS 106—During 2002, we reviewed our assumption for the health care cost trend rate under SFAS 106. This review was done with reference to cost increases in our own plans, as well as broader market increases in employer-provided health care costs and observations of SFAS 106 assumptions used by other large employers. Consequently, as of December 31, 2002, we increased our assumption for the health care cost trend rate substantially to a rate of 11% in 2002 scaling down to 5.5% over the next ten years. Previously, the health care cost trend rate was 6% to 7%. The assumption of declining inflation is consistent with the expectation that medical cost increases will abate after several years of double-digit growth.

The expected long-term rate of return on our post-retirement plans is 7%. This rate varies from the pension rate of 9% primarily because of the difference in investment of assets. The assets of the post-retirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

Termination of U.S. Salaried Pension Plan—At December 31, 2000, we terminated an overfunded U.S. salaried employee pension plan. We received regulatory approval for the plan termination in the second quarter 2001. The proceeds from the terminated plan amounted to $179 million. After fully funding a new pension plan for U.S. salaried employees which has comparable provisions and benefit formula, we received $131 million in the third quarter 2001 which represented the reversion of pension assets. The reversion amount was subject to the usual corporate income taxes, as well as a 20% federal excise tax. Total federal income, state income, and excise taxes amounted to $77 million. Most of these taxes were paid in the second half of 2001. The net cash received, after taxes, was $54 million and was used to pay down our debt. In 2002, as well as the next several years, Ethyl will report noncash pension expense, since the market value of assets has declined and the amount of surplus in the new pension plan is less than that in the terminated plan.

RELATED PARTY TRANSACTIONS

Thomas E. Gottwald, our Chief Executive Officer and a director, is a son of Bruce C. Gottwald, our Chairman of the Board of Directors and our former Chief Executive Officer. The members of the family of Bruce C. Gottwald may be deemed to be control persons of Ethyl.

In April 2001, we sold certain real and personal property located in King William, Virginia consisting of approximately 1,600 acres to Old Town, LLC. Old Town, LLC, which is owned by Bruce C. Gottwald and his brother, Floyd D. Gottwald, Jr., a beneficial owner of more than 5% of the outstanding voting shares of the Corporation, paid $2.9 million in cash for the property based on independent appraisals. We continue to manage the property for Old Town, LLC.

On February 1, 2002, Bruce C. Gottwald made a loan to Ethyl in the amount of $18.6 million for a three-year term at an interest rate of 8.5%. The monthly payments are interest only during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down existing debt. The loan is non-recourse to Ethyl and is secured by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia that constitute our principal offices. An independent appraiser valued the three buildings at $18.6 million. At the end of the loan term, we have the option to either convey the property to the lender in satisfaction of the debt or repay the debt. Should we fail to repay the debt, the lender has the right to require that we convey the property to him in satisfaction of the debt.

Ethyl and Albemarle Corporation (Albemarle) have agreements to coordinate certain facilities and services, including the production of MMT (Methylcyclopentadienyl Manganese Tricarbonyl). In connection with these agreements, Albemarle billed us approximately $23 million in 2002, $24 million in 2001, and $28 million in 2000. In addition, the two companies have agreements that describe the conditions under which Albemarle must reimburse Ethyl for tax, environmental and certain other liabilities. Generally, Albemarle is responsible for tax, environmental and certain other exposures related to its operations before February 28, 1994, which was the date Ethyl completed the spin-off of Albemarle. We believe that Albemarle has the ability to comply with this indemnification agreement. Further information, including comments regarding a $3.7 million receivable we have established from Albemarle, is in Note 16.

On January 21, 2003, we completed the sale of our phenolic antioxidants business to Albemarle. The decision to sell the phenolic antioxidants business followed an extensive strategic assessment of our business assets. The phenolic antioxidants business was not a material part of our business and was not a future strategic focus.

CRITICAL ACCOUNTING POLICIES

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

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

As discussed in various sections of our report, we have made certain payments related to our TEL marketing agreements and will make an additional payment of $3 million in 2003. The unamortized total, including the payments being made in 2003, is $40 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and if conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period would have to be adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. While we feel the basis being used is appropriate, we continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $64 million at year-end 2002 that are discussed in Note 10 of this report. These intangibles relate to our petroleum additives business and are being amortized over periods with up to thirteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

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

We use significant assumptions to record the impact of the pension and post-retirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and post-retirement plans in Note 17. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

We believe the preceding discussion of some of the more critical accounting policies and assumptions will enhance the understanding of certain issues related to our efforts to provide an informative financial report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued several new Statements of Financial Accounting Standards (SFAS) which we will implement during 2003.

SFAS 143 “Accounting for Asset Retirement Obligations” was issued in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. While we have not fully completed the analysis, we estimate the implementation of the statement will result in the recognition of approximately $1 million of net income, which will be reported as a cumulative effect of an accounting change. In addition, we do not expect a significant impact on future earnings. There will be no cash impact upon the adoption of this statement.

SFAS 146 “Accounting for Exit or Disposal Activities” was issued in June 2002 and is effective for exit or disposal activities that are begun after December 31, 2002. The statement addresses the recognition, measurement, and reporting of costs that are associated with these activities. The statement will affect any future disposal activities that we initiate.

SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” was issued in December 2002. The statement amends SFAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary adoption of the fair-value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 by mandating information be provided in both annual and interim financial statements about the method of accounting for stock-based employee compensation, as well as the effect on reported results of the method used.

The FASB has also issued two FASB interpretations. FASB Interpretation Number 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was released in November 2002. This interpretation requires that guarantees issued or modified after December 31, 2002 be recorded at fair value. FIN 45 further elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and is effective for interim or annual periods ending after December 15, 2002.

FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. Certain of the requirements of FIN 46 are effective immediately. All of the requirements are effective for interim or annual periods beginning after June 15, 2003.

We do not expect either interpretation to have a significant impact on Ethyl.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

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

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2002, 2001, and 2000. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

Of our $290 million of debt at December 31, 2002, $266 million of that was at variable interest rates. Holding all other variables constant, if our weighted-average interest rates hypothetically increased 10% (approximately 60 basis points), the effect on our earnings and cash flows would be higher interest expense of $1.7 million.

At year-end 2001, we had $336 million of debt with $330 million of that total at variable interest rates. At the end of 2000, $430 million of our $443 million total debt was at variable rates. A hypothetical 10% increase in the weighted-average interest rates would have resulted in higher interest expense of $2.5 million in 2001 and $3 million in 2000.

A hypothetical 10% decrease in interest rates, holding all other variables constant, would not materially affect the fair value of outstanding debt at year-end 2002, 2001, or 2000.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign operations, as well as through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, Japanese Yen, and Canadian Dollar.

In the past, we minimized our foreign currency risk by matching cash flow exposures in major currencies. However, as we consolidated manufacturing operations, that became more difficult. Therefore, we sometimes enter into forward contracts to minimize the risk of foreign currency denominated sales. We did not enter into any forward contracts during 2002 or 2001. Although during 2000, we had a series of Japanese Yen forward sale contracts in effect, we did not have any outstanding forward contracts at year-end 2000.

Raw Material Price Risk

We utilize a variety of raw materials in the manufacture of our products, including base oil, poly isobutylene, olefin copolymers, antioxidants and alcohols. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. If we experience sudden or sharp increases in the cost of our raw materials, we may not be able to pass on these increases in whole or in part to our customers. Political and economic conditions in the Middle East and Latin America have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. If we cannot pass on to our customers any future increases in raw material costs in the form of price increases for our products, there will be a negative impact on operating profit.

Marketable Security Price Risk

At December 31, 2002, we recorded our marketable securities at a fair value of $6 million, including net unrealized losses of $1 million. The estimated loss in the fair value resulting from a hypothetical 10% decrease in price would have been $600 thousand.

The fair value of our marketable securities at December 31, 2001 was $14 million. The estimated loss in the fair value of these securities from a hypothetical 10% decrease in price is $1 million.

At year-end 2000, our marketable securities had a fair value of $26 million, including net unrealized gains of $5 million. The estimated loss in the fair value resulting from a hypothetical 10% decrease in the price would have been $3 million.

Since the securities are classified as “available for sale,” adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time that the securities are sold or that the impairment is determined to be other than temporary in nature.

Other Risk Factors

Our business is subject to many factors that could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report. Those risk factors are outlined below:

•	Competition could adversely affect our operating results. Our profits could suffer from over capacity in our industry, and we may not be able to continue to reduce cost and enhance our competitiveness.

•	Sudden or sharp raw materials or energy price increases may adversely affect our profit margins.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations, and continued oil industry consolidation could have a negative impact on product pricing and volume demand.

•	Our customers are concentrated in the fuel and lubricant industries and, as a result, our reliance on these industries is significant. Our business may suffer from declines in overall demand for our lubricant and fuel additives.

•	We may be unable to respond effectively to technological changes in our industry. The amount and timing of our technology costs will vary depending on the frequency of change in industry performance standards, the product life cycles and the relative demand for our products.

•	Our TEL business has declined and will continue to decline.

•	Many of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operations.

•	We face risks related to our foreign operations that may negatively affect our business. Our business may be adversely affected by the political, social, economic and regulatory factors associated with conducting business in regions outside of North America, especially Latin America and the Middle East.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

•	We could be required to make additional contributions to our pension funds, which may be under funded due to recent and any future underperformance of the equities markets.

•	Potential war with Iraq may have unpredictable adverse effects on global economic conditions, the financial markets and our business and results of operations.

•	Our business is subject to government regulation, and could be adversely affected by future governmental regulation, resulting in increased regulatory compliance costs.

•	Political, economic and regulatory factors could negatively impact our sales of MMT.

•	Legal proceedings and other claims, including product liability, hazardous substances, and premises asbestos claims, could impose substantial costs on us.

•	Environmental matters could have a substantial negative impact on our results of operations.

•	We have been identified, and in the future may be identified, as a potentially responsible party in connection with state and federal laws regarding environmental clean up projects.

•	Our financial results will vary according to the timing of customer orders and other external factors, which reduces your ability to gauge our performance and increases the risk of an investment in our securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ETHYL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2002	2001	2000
	(in thousands except per-share amounts)
Net sales	$656,350	$707,625	$825,313
Cost of goods sold	518,031	619,530	666,811

Gross profit	138,319	88,095	158,502
TEL marketing agreements services	25,756	36,571	36,619
Selling, general, and administrative expenses	74,181	69,089	74,682
Research, development, and testing expenses	50,504	57,170	72,432
Special items (expense) income, net	—	(114,016)	76,009

Operating profit (loss)	39,390	(115,609)	124,016
Interest and financing expenses	25,574	32,808	36,075
Other expense, net	(547)	(4,274)	(2,793)

Income (loss) from continuing operations before income taxes	13,269	(152,691)	85,148
Income tax expense (benefit)	3,756	(45,321)	27,268

Income (loss) from continuing operations	9,513	(107,370)	57,880
Income from operations of discontinued business (net of tax)	2,901	2,330	3,117

Income (loss) before cumulative effect of accounting change	12,414	(105,040)	60,997
Cumulative effect of accounting change for goodwill impairment (net of tax)	(2,505)	—	—

Net income (loss)	$9,909	$(105,040)	$60,997

Basic and diluted earnings (loss) per share
Earnings (loss) from continuing operations	$.57	$(6.43)	$3.47
Earnings from operations of discontinued business (net of tax)	.17	.14	.18
Cumulative effect of accounting change for goodwill impairment (net of tax)	(.15)	—	—

	$.59	$(6.29)	$3.65

Shares used to compute basic earnings (loss) per share	16,689	16,689	16,692

Shares used to compute diluted earnings (loss) per share	16,732	16,689	16,692

Cash dividends declared per share of common stock	$—	$—	$.625

See accompanying Notes to Consolidated Financial Statements.

ETHYL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(in thousands except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,478	$12,382
Restricted cash	683	996
Trade and other accounts receivable, net	124,430	121,261
Receivable—TEL marketing agreements services	7,418	16,935
Inventories	104,046	121,458
Deferred income taxes	14,339	8,735
Prepaid expenses	2,232	3,007
Assets of discontinued operations	4,323	—

Total current assets	272,949	284,774

Property, plant, and equipment, at cost	746,237	760,649
Less accumulated depreciation and amortization	547,518	544,892

Net property, plant, and equipment	198,719	215,757

Prepaid pension cost	24,995	25,731
Deferred income taxes	9,494	12,440
Other assets and deferred charges	80,756	102,007
Goodwill and other intangibles, net of amortization	69,338	78,916

TOTAL ASSETS	$656,251	$719,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,130	$54,376
Accrued expenses	38,778	59,907
Long-term debt, current portion	40,537	30,504
Income taxes payable	6,288	14,648

Total current liabilities	129,733	159,435

Long-term debt	249,530	305,453
Other noncurrent liabilities	123,910	109,444
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock ($1 par value; authorized shares—80 million in 2002 and 400 million in 2001)	16,689	83,455
Additional paid-in capital	66,766	—
Accumulated other comprehensive loss	(29,294)	(27,170)
Retained earnings	98,917	89,008

	153,078	145,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$656,251	$719,625

See accompanying Notes to Consolidated Financial Statements.

ETHYL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands except share amounts)

Balance at December 31, 1999	83,465,460	$83,465	$—	$(11,828)	$143,572	$215,209
Comprehensive income:
Net income					60,997	60,997
Changes in:
Foreign currency translation adjustments				(7,449)		(7,449)
Unrealized gains on marketable securities				195		195
Minimum pension liability				(907)		(907)
Unrealized losses on derivative instruments				1,899		1,899

Total comprehensive income						54,735

Retire restricted stock	(10,810)	(10)			(88)	(98)
Cash dividends declared ($.625 per share)					(10,433)	(10,433)

Balance at December 31, 2000	83,454,650	83,455	—	(18,090)	194,048	259,413
Comprehensive income:
Net loss					(105,040)	(105,040)
Changes in:
Foreign currency translation adjustments				(4,402)		(4,402)
Unrealized losses on marketable securities				(2,590)		(2,590)
Minimum pension liability				(2,088)		(2,088)

Total comprehensive loss						(114,120)

Balance at December 31, 2001	83,454,650	83,455	—	(27,170)	89,008	145,293
Comprehensive income:
Net income					9,909	9,909
Changes in:
Foreign currency translation adjustments				6,616		6,616
Unrealized losses on marketable securities				(833)		(833)
Minimum pension liability				(7,907)		(7,907)

Total comprehensive income						7,785

Reverse stock split: 1-for-5	(66,765,641)	(66,766)	66,766			—

Balance at December 31, 2002	16,689,009	$16,689	$66,766	$(29,294)	$98,917	$153,078

See accompanying Notes to Consolidated Financial Statements.

ETHYL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2002	2001	2000
	(in thousands)
Cash and Cash Equivalents at Beginning of Year	$12,382	$4,470	$15,846

Cash Flows from Operating Activities
Net income (loss)	9,909	(105,040)	60,997
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	52,422	99,518	66,256
Impairment of goodwill	3,120	—	—
Prepaid pension cost	6,467	(2,412)	(9,989)
Net loss (gain) on sales and impairments of assets	4,033	(748)	5,234
Pension reversion	—	130,801	—
Loss (gain) on pension contract settlements	—	62,000	(80,923)
Accrued severance, early retirement and other engine oil additives rationalization charges	—	25,145	—
Deferred income tax (benefit) expense	(3,434)	(91,998)	26,951
Provision for retirement offer	—	—	1,440
Change in assets and liabilities:
Trade and other accounts receivable, net	(6,408)	13,813	(5,531)
Receivable—TEL marketing agreements services	9,517	(4,380)	10,100
Inventories	20,160	5,982	40,775
Prepaid expenses	921	1,325	1,116
Accounts payable and accrued expenses	(12,607)	(14,355)	(10,332)
Income taxes payable	(7,571)	6,594	(942)
Contract settlement	2,700	—	—
TEL working capital advance	1,006	2,170	(15,785)
Other, net	2,438	(2,601)	113

Cash provided from operating activities	82,673	125,814	89,480

Cash Flows from Investing Activities
Capital expenditures	(12,671)	(9,515)	(13,828)
Prepayment for TEL marketing agreements services	(19,200)	(2,500)	(39,448)
Proceeds from sale of certain assets	—	10,873	2,635
Equity investments	—	(1,250)	(3,682)
Other, net	166	896	262

Cash used in investing activities	(31,705)	(1,496)	(54,061)

Cash Flows from Financing Activities
Repayments of debt	(77,426)	(127,677)	(66,750)
Net borrowings	32,040	20,832	35,000
Debt issuance costs	(1,982)	(11,680)	—
Cash dividends paid	—	—	(15,650)
Other, net	(504)	2,119	605

Cash used in financing activities	(47,872)	(116,406)	(46,795)

Increase (decrease) in cash and cash equivalents	3,096	7,912	(11,376)

Cash and Cash Equivalents at End of Year	$15,478	$12,382	$4,470

See accompanying Notes to Consolidated Financial Statements.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share and per-share amounts)

1.    Summary of Significant Accounting Policies

Consolidation—Our consolidated financial statements include the accounts of Ethyl Corporation and subsidiaries (Ethyl). All significant intercompany transactions are eliminated upon consolidation.

Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. Ethyl includes translation adjustments in the balance sheet as part of accumulated other comprehensive loss and transaction adjustments in net income (loss).

Revenue Recognition—Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectibility is reasonably assured. Provisions for rebates to customers are provided for in the same period the related sales are recorded. Freight costs incurred on the delivery of product are included in cost of goods sold.

Inventories—Ethyl values inventories at the lower of cost or market, with cost primarily determined on the last-in, first-out (LIFO) basis. For remaining inventories, we use weighted-average cost or first-in, first-out (FIFO) basis. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment—We state property, plant, and equipment at cost and compute depreciation primarily by the straight-line method based on the estimated useful lives of the assets. Ethyl capitalizes expenditures for significant improvements. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in income.

Our policy on capital leases is to record the asset at the lower of fair value at lease inception or the present value of the total minimum lease payments. We compute amortization by the straight-line method over the lesser of the estimated economic life of the asset or the term of the lease.

Impairment of Long-Lived Assets—When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying value is not recoverable from the undiscounted cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than fair market value based on the present value of future cash flows, we adjust the asset to fair market value.

Environmental Costs—Ethyl capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these costs as incurred.

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

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets—Intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include the cost of acquired favorable contracts and formulas. We assign a value to identifiable intangibles based on independent appraisals and internal estimates. Goodwill arises from the excess of cost over net assets of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Ethyl amortizes intangibles using the straight-line method over the estimated economic life of the intangible. Upon adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we wrote-off all remaining goodwill. Under the undiscounted cash flow model that we used prior to the adoption of SFAS 142, the goodwill was not impaired and therefore, had not been previously written off.

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as Ethyl, contribute to the plans. We spent $2 million in both 2002 and 2001 and $3 million in 2000 related to these plans.

Research, Development, and Testing Expenses—Ethyl expenses all research, development, and testing costs. Of the total research, development, and testing expenses, those related to new products and processes were $30 million in 2002, $33 million in 2001, and $40 million in 2000.

Income Taxes—We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments—We have used derivative financial instruments to manage the risk of foreign currency exchange. Ethyl does not enter into derivative financial instruments for trading or speculative purposes. When using derivative instruments for cash flow hedge purposes, we record realized gains and losses in net income (loss), and unrealized gains and losses in accumulated other comprehensive loss.

Earnings Per Share—Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

Stock-Based Compensation—We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. See Note 14 for further information on our stock-based compensation plan. The following table illustrates the

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Years Ended December 31
	2002	2001	2000
Net income, as reported	$9,909	$(105,040)	$60,997
Less: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(631)	(157)	(59)

Pro forma net income	$9,278	$(105,197)	$60,938

Earnings per share:
Basic, as reported	$.59	$(6.29)	$3.65

Basic, pro forma	$.56	$(6.30)	$3.65

Diluted, as reported	$.59	$(6.29)	$3.65

Diluted, pro forma	$.56	$(6.30)	$3.65

Segment Reporting—Ethyl operates and manages two distinct strategic business segments, petroleum additives and tetraethyl lead (TEL).

Investments—We classify marketable securities as “available for sale” and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders’ equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

We use the equity method of accounting for investments in which we have ownership or partnership equity of 20% to 50% or have the ability to exert significant influence.

When a decline in the fair value of a marketable security is considered other than temporary, we writedown the investment to market value with a corresponding charge to net income (loss).

Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—We reclassified some amounts in the consolidated financial statements and the related notes to conform to the current presentation.

2.    Reverse Stock Split

On March 26, 2002, the Board of Directors recommended an amendment to our Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of the Ethyl Common Stock and reducing the number of authorized shares of common stock from 400 million to 80 million. Ethyl shareholders approved this recommendation at the annual meeting on June 4, 2002.

On the effective date of July 1, 2002, each holder of record was deemed to hold one share of common stock for every five shares held immediately prior to the effective date. We made cash payments for fractional

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares to holders who have a number of shares not divisible by five. The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share.

Following the effective date of the reverse stock split, the par value of the common stock remained at $1 per share. As a result, we reduced the common stock in our Consolidated Balance Sheet as of the effective date by approximately $66.8 million, with a corresponding increase in the additional paid-in capital. All per-share amounts have been retroactively adjusted for all periods presented to reflect the 1-for-5 reverse stock split.

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

Effective January 1, 2000, Ethyl’s Swiss subsidiaries entered into TEL marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (collectively, Alcor), to market and sell TEL outside North America and the European Economic Area (Alcor Marketing Agreements). Octel purchased Alcor, another TEL producer, in the fall of 1999. These agreements are similar to the Octel Marketing Agreements. On April 19, 2000, Ethyl’s Swiss subsidiaries made a payment of $39 million to Alcor as a prepayment for services provided under the terms of the Alcor Marketing Agreements. This payment was funded under our loan agreements.

During 2001, the Alcor Marketing Agreements were amended to include the proceeds from the sale of TEL resulting from agreements entered into by an Alcor subsidiary. These agreements are with Veritel Chemicals BV (Veritel) and its parent company, General Innovative Investment NV (GII) and provide for the exclusive right to market and sell TEL sourced from Veritel in certain areas of the world, excluding primarily the United States and the Russian Federation. Veritel is party to supply agreements granting it the exclusive right to distribute TEL manufactured by OAO Sintez, a Russian company, to areas outside the United States and the Russian Federation. The amended Alcor Marketing Agreements are effective for an initial period from January 1, 2000 to December 31, 2010, but may be extended under certain circumstances. Ethyl’s Swiss subsidiaries made a payment of $2.5 million to Alcor in December 2001 as a payment for services under the terms of the amended marketing agreements.

Under the amended Alcor Marketing Agreements, Ethyl’s Swiss subsidiaries have agreed to pay Alcor up to $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. We recorded this amount as a liability at year-end 2001. The payments were substantially completed during 2002 with $3 million remaining to be paid in early 2003.

The payments related to the amended Alcor Marketing Agreements are being amortized over the life of the agreements using a declining balance method and are designed to be in proportion to future cash flows and services from the marketing agreements as a result of declining volumes. The unamortized portion of the payments totaled $39.5 million at year-end 2002 and $50 million at year-end 2001. The amortization expense was about $11 million in 2002, $6 million in 2001 and $7 million in 2000.

Under the Octel and Alcor Marketing Agreements, 32% of the net proceeds is paid for services provided by Ethyl. The proceeds, net of amortization, earned by Ethyl under all of these marketing agreements are reflected in the Consolidated Statements of Income under “TEL marketing agreements services.” Also, as part of the

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketing agreements, Octel purchased most of our remaining TEL inventory and used this inventory for third- party sales. Sales of inventory to Octel have been included in our net sales and cost of goods sold in the Consolidated Statements of Income. Sales of TEL to Octel were $9 million in 2001 and $15 million in 2000. There were no sales to Octel in 2002.

Summary financial information related to the Marketing Agreements is presented below:

	Years Ended December 31
	2002	2001	2000
Territory sales	$257,319	$276,806	$303,497
Contractual cost of sales	119,660	127,605	142,695

	137,659	149,201	160,802
Selling, general, and administrative expenses	18,158	18,629	26,427

Net proceeds for services	$119,501	$130,572	$134,375

Ethyl’s share	$38,240	$41,783	$43,000
Amortization expense and adjustments	(12,484)	(5,212)	(6,381)

TEL marketing agreements services	$25,756	$36,571	$36,619

At December 31, Octel and Alcor owed Ethyl approximately $7 million in 2002 and $17 million in 2001 for our share of net proceeds for services and unreimbursed costs, as provided by the agreements. We received cash from these agreements of $52 million in 2002, $37 million in 2001 and $53 million in 2000.

We record reimbursement of expenses as a reduction of the related expenses. Expense reimbursements received from Octel and Alcor under the Marketing Agreements totaled $4 million in both 2002 and 2001, and $7 million in 2000. These reimbursements were for certain bulk distribution, marketing and other services we provided under the agreements.

Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, per the agreements. The approximate requirement is $13 million at year-end 2002 and $14 million at year-end 2001. We now cover this requirement of the marketing agreements through the value of the long-term receivable from Octel. This receivable is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges.

4.    Supplemental Cash Flow Information

	Years Ended December 31
	2002	2001	2000
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$20,385	$31,095	$36,473
Income taxes	8,129	36,624	16,797
Excise taxes on pension reversion	—	26,160	—
Supplemental investing and financing noncash transactions
Leased asset addition and related obligation	—	—	1,143

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Cash and Cash Equivalents

	December 31
	2002	2001
Cash and time deposits	$14,506	$11,597
Short-term securities	972	785

	$15,478	$12,382

The maturity of time deposits is less than 90 days. Our short-term securities are generally government obligations, commercial paper, and municipal bonds, which mature in less than 90 days. We state these securities at cost plus accrued income, which approximates market value.

We also have restricted cash from the demutualization of MetLife, Inc. of $700 thousand at year-end 2002 and $1 million at year-end 2001. This cash must be used to offset the employee portion of employee welfare benefit costs and therefore is not included above.

6.    Trade and Other Accounts Receivable, Net

	December 31
	2002	2001
Trade receivables	$104,431	$100,474
Income tax receivables	6,976	13,131
Legal settlement	4,825	—
Other	9,109	8,545
Allowance for doubtful accounts	(911)	(889)

	$124,430	$121,261

7.    Inventories

	December 31
	2002	2001
Finished goods and work-in-process	$87,542	$98,995
Raw materials	8,604	14,066
Stores, supplies, and other	7,900	8,397

	$104,046	$121,458

Our inventories which are stated on the LIFO basis amounted to $76 million at year-end 2002, which was below replacement cost by approximately $18 million. At year-end 2001, LIFO basis inventories were $87 million, also about $18 million below replacement cost. During 2002, petroleum additive inventory quantities were reduced resulting in a liquidation of LIFO layers and increasing net income by $300 thousand. During 2001 and 2000 TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of these liquidations increased net income by $800 thousand in 2001 and $1 million in 2000.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Property, Plant, and Equipment, at Cost

	December 31
	2002	2001
Land	$38,075	$39,608
Land improvements	29,524	29,583
Buildings	95,279	93,713
Machinery and equipment	562,250	576,477
Capitalized interest	17,412	17,834
Construction in progress	3,697	3,434

	$746,237	$760,649

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5 – 30 years
Buildings	10 – 40 years
Machinery and equipment	3 – 15 years

Interest capitalized was $113 thousand in 2002, $21 thousand in 2001, and $63 thousand in 2000. Depreciation expense was $31 million in 2002, $78 million in 2001, and $44 million in 2000. The 2001 amount includes $41 million related to the accelerated depreciation of certain engine oil additive assets. Amortization of capitalized interest, which is included in depreciation expense, was $1.5 million in 2002, and $1.6 million in both 2001 and 2000.

9.    Other Assets and Deferred Charges

	December 31
	2002	2001
TEL prepayment for services, net of amortization	$39,513	$50,252
TEL working capital advance to Octel	12,609	13,615
Rabbi trust assets	5,658	12,575
Deferred charges	2,033	5,858
Other	20,943	19,707

	$80,756	$102,007

Deferred charges include $1 million in 2002 and $5 million in 2001 for financing fees related to our Credit Agreement.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Goodwil and Other Intangibles, Net of Amortization

	December 31
	2002		2001
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$26,333	$85,910	$21,808
Contracts	40,873	36,644	40,873	35,492

	$126,783	$62,977	$126,783	$57,300

Nonamortizing intangible assets
Minimum pension liabilities	$5,532		$6,276

Aggregate amortization expense		$5,677		$9,707

Estimated amortization expense is expected to be $5 million each of the next five years.

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2002 and 2001 are as follows:

	Goodwill
	Petroleum Additives	Tetraethyl Lead	Total
Balance at December 31, 2000	$2,699	$1,652	$4,351
Amortization	(914)	—	(914)
Foreign currency changes	(280)	—	(280)

Balance at December 31, 2001	1,505	1,652	3,157
Foreign currency changes	(37)	—	(37)
Impairment losses	(1,468)	(1,652)	(3,120)

Balance at December 31, 2002	$—	$—	$—

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adopting SFAS No. 142 on January 1, 2002, we wrote-off goodwill of $3.1 million. Had the writeoff occurred on January 1, 2000, net income (loss), as well as basic and diluted earnings (loss) per share (exclusive of the writeoff) would have been as follows:

	Years ended December 31
	2002	2001	2000
Reported net income (loss)	$9,909	$(105,040)	$60,997
Add back: goodwill amortization (net of tax)	—	538	613

Adjusted net income	$9,909	$(104,502)	$61,610

Basic and diluted earnings per share:
Reported net income	$0.59	$(6.29)	$3.65
Add back: goodwill amortization	—	0.03	0.04

Adjusted net income	$0.59	$(6.26)	$3.69

11.    Accrued Expenses

	December 31
	2002	2001
Employee benefits, payroll, and related taxes	$11,719	$9,526
Customer rebates	3,603	6,144
TEL liability	3,200	22,400
Environmental remediation	2,039	2,960
Other	18,217	18,877

	$38,778	$59,907

12.    Long-Term Debt

	December 31
	2002	2001
Term loan agreements	$211,679	$289,105
Revolving credit agreement	54,200	40,800
Private borrowing	18,640	—
Capital lease obligations	5,548	6,052

	290,067	335,957
Current maturities	(40,537)	(30,504)

	$249,530	$305,453

Credit Facility—In April 2001, we entered into the First Amended and Restated Credit Agreement with a group of banks. This credit agreement included a revolving line of credit (including a letter of credit sub-facility), the remaining portion of the original term loan, and a new term loan, all of which would have matured on August 28, 2002.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, prior to the August 2002 maturity date of our previous credit agreement, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the Credit Facility) with our lenders. The Credit Facility included the following key provisions:

•	A revolving line of credit with a letter of credit sub-facility. At December 31, 2002, the revolving line of credit was $126 million, with $29 million in letters of credit and $43 million unused. We pay an annual fee of 0.5% on the unused committed amount.

•	Term loans with scheduled payments. The balance on the term loans at December 31, 2002 is $212 million. A payment of $10 million was due and paid on February 28, 2003.

•	The maturity date was extended to March 31, 2003 with all unpaid balances being due on that date. The maturity date may be extended to March 31, 2004 if certain conditions are met. See discussion below under Credit Facility Extension.

•	Interest rates were based on a premium to variable base rates. The initial premium was 325 to 425 basis points, depending on the type of borrowing. Because we met certain criteria, the premium was reduced during 2002 to 275 to 375 basis points.

•	Substantially all of our assets in the United States are collateral.

•	Mandatory prepayments are required for excess cash flow, asset dispositions, debt and equity issuances, all tax refunds, and certain other funds received.

•	The payment of dividends is not permitted.

•	Investments and capital expenditures are limited. The capital expenditures limitation did not conflict with our current capital plan.

The weighted-average interest rate on our bank loans was 5.7% in 2002, 6.6% in 2001, and 7.0% in 2000. All of our bank debt is at variable rates.

The credit facility contained covenants, representations, and events of default typical of a credit agreement of this nature. We were in compliance with these provisions at December 31, 2002. The financial covenants under the Credit Agreement include:

•	A maximum leverage ratio

•	A minimum interest coverage ratio

•	A minimum consolidated earnings before interest, taxes, depreciation, and amortization

Credit Facility Extension—In March 2003, after meeting the requirements for the extension of the Credit Facility, we extended the maturity date to March 31, 2004 and paid an extension fee of approximately $1.5 million. Accordingly, expected repayments, other than the 2003 scheduled payments, have been classified as noncurrent liabilities at December 31, 2002. The key provisions of the Credit Facility are substantially unchanged. Payments of $10 million each are due on May 31, 2003; August 31, 2003; November 30, 2003; and February 28, 2004.

Other Borrowings—On February 1, 2002, Bruce C. Gottwald, Chairman of the Board of Ethyl, made a loan to Ethyl in the amount of $18.6 million. The loan is for three years at an interest rate of 8.5%. Interest payments are due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down existing bank debt. The loan is nonrecourse to Ethyl and is

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collateralized by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. We have the right at the end of the loan term under which we can convey the property to the lender in satisfaction of the debt. If we fail to pay the loan at maturity, the lender has the right to require us to convey the property to him in satisfaction of the debt.

We recorded our capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations are approximately $900 thousand each year for the next eight years. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 16.

13.    Other Noncurrent Liabilities

	December 31
	2002	2001
Employee benefits	$83,522	$74,728
Environmental remediation	21,234	23,531
Other	19,154	11,185

	$123,910	$109,444

14.     Stock Options

Officers and other key employees may be granted incentive stock options, as well as nonqualifying stock options, to purchase a specified number of shares of common stock. We generally issue these options with an exercise price equal to fair market value on the date of grant and for a maximum term of ten years. Some currently granted options become exercisable when the market price of our common stock reaches specified levels or when our earnings meet designated objectives. Other options become exercisable over a stated period of time. We may also grant a stock appreciation right (SAR) along with an option.

The maximum number of shares issuable under the incentive stock option plan is 2.38 million, with an annual limit of 200 thousand shares per individual.

In March 2002, our Board of Directors, as permitted under the terms of the Incentive Stock Option Plan, approved an amendment to the Incentive Stock Option Plan to extend the duration of this plan to March 2, 2004. As amended, no option or stock appreciation right may be granted under the Incentive Stock Option Plan after March 2, 2004; however, options and stock appreciation rights granted before this date will remain valid in accordance with their terms.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Ethyl’s stock option plan, which has been adjusted for the 1-for-5 reverse stock split, is presented below in whole shares:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,181,697	$24.79	473,765	$60.13	528,120	$58.99
Granted	20,000	4.35	749,000	4.35	—	—
Lapsed	(91,497)	53.79	(41,068)	59.64	(54,355)	49.00

Outstanding at December 31	1,110,200	$22.04	1,181,697	$24.79	473,765	$60.13

Exercisable at December 31	60,640		79,737		108,004

Available for grant at December 31	775,771		704,274		1,412,206

We granted 20,000 options in 2002 and 749,000 options in 2001. No options were granted in 2000. Based on the following assumptions, the stock options granted in 2002 have an estimated average value of $.91 per share at the grant date. The stock options granted in 2001 had an estimated average value of $.33 per share at the grant date. We estimated the fair value of the options granted using an option-pricing model similar to Black-Scholes. We used the following assumptions in valuing the options granted:

	2002	2001
Dividend yield	0.0%	0.0%
Expected volatility	47.2%	30.2%
Risk-free interest rate	2.5%	4.2%
Expected life	5 years	6 years

We continue to use the intrinsic value method to account for our stock option plan. Accordingly, we have recognized no compensation cost.

The following table summarizes information in whole shares about the stock options outstanding or exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$4.35	757,000	8.77	$4.35	—	$—
44.40	50,000	3.95	44.40	—	—
62.50	303,200	1.17	62.50	60,640	62.50

$ 4.35 – 62.50	1,110,200	6.48	$22.04	60,640	$62.50

15. Gains and Losses on Foreign Currency

Foreign currency transactions resulted in a net gain of $11 thousand in 2002, $364 thousand in 2001, and a net loss of $3 million in 2000.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Contractual Commitments and Contingencies

Contractual Commitments—Ethyl has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $15 million in 2002, $18 million in 2001 and $20 million in 2000.

Future lease payments for all noncancelable operating leases, as well as the future minimum lease payments in excess of the capital lease obligation as of December 31, 2002 are:

• 2003	$9 million
• 2004	$6 million
• 2005	$4 million
• 2006	$3 million
• 2007	$1 million
• After 2007	$2 million

We have contractual obligations for the construction of assets, as well as purchases of property and equipment of $400 thousand at December 31, 2002.

Ethyl and Albemarle Corporation (Albemarle) have agreements to coordinate certain facilities and services, including the production of MMT. In connection with these agreements, Albemarle billed us approximately $23 million in 2002, $24 million in 2001, and $28 million in 2000. In addition, the two companies have agreements that describe the conditions under which Albemarle must reimburse Ethyl for tax, environmental and certain other liabilities. Generally, Albemarle is responsible for tax, environmental and certain other exposures related to its operations before February 28, 1994, which was the date Ethyl completed the spin-off of Albemarle. We believe that Albemarle has the ability to comply with this indemnification agreement.

Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, per the agreements. The approximate requirement is $13 million at year-end 2002 and $14 million at year-end 2001. We now cover this requirement of the marketing agreements through the value of the long-term receivable from Octel. This receivable is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges.

During 2001, the Alcor Marketing Agreements were amended to include the proceeds from the sale of TEL resulting from agreements entered into by an Alcor subsidiary. Under the amended TEL marketing agreements, Ethyl’s Swiss subsidiaries were required to pay $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. These payments, which began in January 2002, were substantially completed by year-end 2002 with the remaining $3 million expected to be paid in early 2003. See Note 3 for further information.

Litigation—Ethyl was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Both cases claimed damages attributable to lead. One case was dismissed in its entirety, the plaintiffs did not appeal, and the case has ended. The other, Smith et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs have appealed both decisions. We believe we have strong defenses and will continue to vigorously defend the case.

Ethyl and our subsidiaries are involved in other legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These proceedings include product liability cases, as well as premises asbestos cases. Ethyl has established a receivable from Albemarle Corporation in the amount of $3.7 million for premises asbestos liability obligations. Ethyl has invoiced Albemarle for the $3.7 million payment. Ethyl understands that Albemarle currently disputes this payment and its obligations for premises asbestos liabilities. Ethyl, however, believes that Albemarle is responsible for the payment as well as certain current and future liability claims pursuant to an indemnification agreement between the companies dated as of February 28, 1994.

While it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that Ethyl and our subsidiaries have adequate reserves and insurance coverage such that the outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on Ethyl

Environmental—During 2000, the Environmental Protection Agency (EPA) named Ethyl as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, Ethyl is participating with other PRPs in site investigations and feasibility studies. We are responsible for 6.47% of the study cost and have accrued for the estimated expenses. Because of the early stage, we cannot make a reasonable estimate of the total cost of, or Ethyl’s share of responsibilities related to, any site remediation or clean-up. As additional facts become known to Ethyl, we will accrue and pay our proportionate share of remediation or clean-up costs, if any.

At one of our major United States site, we have substantially completed remediation and will be monitoring the site for an extended period. The reserve for this site was $8 million at both year-end 2002 and 2001. We based these amounts on the best estimate of future costs discounted at approximately 3% in 2002 and 4% in 2001. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted.

We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position and results of operations.

At December 31, our accruals for environmental remediation were $23 million in 2002 and $26 million in 2001. We recorded expected insurance reimbursement assets for these amounts of $4 million in 2002 and $6 million in 2001. When significant events or circumstances occur that might impair the value of this insurance receivable, we evaluate recoverability of the recorded amounts. If we determine an asset is impaired, we adjust the asset to net realizable value. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $13 million at December 31, 2002 and $12 million at December 31, 2001.

Ethyl spent $13 million in 2002 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $12 million in 2001 and $12.4 million in 2000. Of these amounts, the ongoing costs of operations were $11 million in both 2002 and 2001, and $11.7 million in 2000. The balance represents clean-up, or remediation and monitoring costs. On capital expenditures for pollution prevention and safety projects, we spent $5 million in 2002, $2 million in 2001 and $3 million in 2000.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Pension Plans and Other Post-Retirement Benefits

U.S. Retirement Plans—Ethyl sponsors pension plans for most U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. Plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities.

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

Because of the settlements in both 2001 and 2000, the benefit obligation, as well as the fair value of plan assets, was reduced.

Pension income and post-retirement benefit cost are shown below:

	Years Ended December 31
	Pension Benefits			Post-Retirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$3,658	$3,208	$4,096	$947	$831	$952
Interest cost	4,958	6,614	12,713	4,166	4,132	3,974
Expected return on plan assets	(5,127)	(14,646)	(31,089)	(1,928)	(2,017)	(1,856)
Amortization of prior service cost	718	1,396	2,542	(29)	(29)	(34)
Amortization of transition asset	—	(976)	(2,049)	—	—	—
Amortization of net loss (gain)	332	208	321	—	(87)	—
Special termination benefits	—	17,759	1,703	—	3,438	49
Settlements loss (gain)	—	62,000	(80,923)	—	—	—

Net periodic benefit cost (income)	$4,539	$75,563	$(92,686)	$3,156	$6,268	$3,085

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The special termination benefits in 2001 are associated with the enhanced early retirement offer made during the year. The special termination benefits in 2000 are related to retirement charges for several individuals.

Changes in the plans’ benefit obligations and assets, as well as a reconciliation of the funded status, follow.

	Years Ended December 31
	Pension Benefits		Post-Retirement Benefits
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$80,284	$103,161	$61,513	$55,803
Service cost	3,658	3,208	947	831
Interest cost	4,958	6,614	4,167	4,132
Plan amendments	—	19,801	—	3,438
Actuarial net loss (gain)	(1,366)	16,674	3,127	1,792
Benefits paid	(7,760)	(3,976)	(5,166)	(4,483)
Settlements	—	(65,198)	—	—

Benefit obligation at end of year	$79,774	$80,284	$64,588	$61,513

Change in plan assets
Fair value of plan assets at beginning of year	$54,355	$270,490	$28,737	$29,938
Actual return on plan assets	(11,968)	(19,190)	2,161	1,115
Employer contribution	6,747	3,030	2,881	2,167
Benefits paid	(7,760)	(3,976)	(5,166)	(4,483)
Reversion of assets	—	(130,801)	—	—
Settlements	—	(65,198)	—	—

Fair value of plan assets at end of year	$41,374	$54,355	$28,613	$28,737

Reconciliation of funded status
Funded status	$(38,400)	$(25,929)	$(35,975)	$(32,776)
Unrecognized net actuarial loss/(gain)	34,088	19,013	(1,050)	(3,944)
Unrecognized prior service cost	5,063	5,459	(144)	(174)

Prepaid (accrued) benefit cost	$751	$(1,457)	$(37,169)	$(36,894)

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$21,315	$23,216	—	—
Accrued benefit cost	(29,608)	(30,596)	$(37,169)	$(36,894)
Intangible asset	3,301	4,027	—	—
Accumulated other comprehensive loss	5,743	1,896	—	—

Net amount recognized	$751	$(1,457)	$(37,169)	$(36,894)

The net amount recognized in the table above is the total net asset position of all of our domestic pension plans combined.

The fair market value of the plan assets of our largest salaried pension plan exceeds the accumulated benefit obligation of the salaried plan at December 31, 2002. At December 31, 2001, the fair market value of the plan assets of this plan exceeded both its accumulated benefit obligation and projected benefit obligation. The net asset position of this plan is included in prepaid pension cost on our balance sheet.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the nonqualified plans and all of the other qualified plans at December 31, 2002. At year-end 2001, the

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated benefit obligation and projected benefit obligation exceeded the fair market value of assets for the nonqualified plans and most of the other qualified plans. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. The accrued benefit cost includes minimum pension liabilities of $9 million at year-end 2002 and $6 million at year-end 2001.

The following table shows the fair market value of assets, accumulated benefit obligation, and projected benefit obligation for these plans.

	2002	2001
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$37,935	$36,658
Fair market value of plan assets	9,422	7,922
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$79,774	$41,906
Fair market value of plan assets	41,374	11,663

While there were no assets held in the nonqualified plans by the trustee, we maintain a rabbi trust for the retired beneficiaries of the nonqualified plans. At December 31, assets in the rabbi trust were valued at $6 million in 2002 and $13 million in 2001. The assets of the rabbi trust are not included in any of the pension tables above.

We used the following assumptions to calculate the results of our retirement plans:

	December 31
	Pension Benefits			Post-Retirement Benefits
	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7%	7.5%	6.75%	7%	7.5%
Rate of projected compensation increase	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	9%	9%	9%	7%	7%	7%

For 2003, the assumption for the health care cost trend rate is 11%. This will decrease to 5.5% over ten years.

A one-percent change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2002	$5,464	$(4,439)
Effect on net periodic postretirement benefit cost in 2002	$644	$(498)

Foreign Pension Plans — For most employees of our foreign subsidiaries, Ethyl has pension plans that offer benefits based primarily on years of service and compensation. Ethyl generally contributes to investment trusts and insurance policies to provide for these plans. Pension cost for these plans was $2 million in 2002, $3 million in 2001, and $2 million in 2000. Included in the 2001 cost were termination benefit and plan curtailment expenses of $1 million. At December 31, the actuarial present value of accumulated benefits was $45 million in 2002 and $36 million in 2001, substantially all of which was vested. Net assets available for pension benefits at December 31, were $30 million in 2002 and $31 million in 2001.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the accumulated benefit obligation exceeded plan assets for one foreign plan in 2002 and three plans in 2001, Ethyl recognized a minimum pension liability. At December 31, we recorded minimum pension liabilities of $13 million in 2002 and $5 million in 2001. Of these amounts, $2 million was recorded as an intangible asset at both year-end 2002 and 2001. The remaining amount was recorded as a component of shareholders’ equity in accumulated other comprehensive loss.

Consolidated — The net pension expense for U.S. and foreign plans was $6 million in 2002. The net pension expense for U.S. and foreign plans was $79 million in 2001 and included expense of $62 million from the termination of the U.S. salaried plan and subsequent settlement of the related pension contracts. Also included were expenses of $19 million for the special termination benefits and plan curtailments. The net pension income for U.S. and foreign plans was $91 million in 2000. The year 2000 included income of $81 million from the pension contract settlements.

18.    Other Expense, Net

Other expense, net for 2002 was $500 thousand and included $1 million interest income from a settlement with the IRS, as well as $2 million interest income from a lawsuit settlement. The principle portion of the lawsuit settlement related to the recovery of operating costs and is included in cost of sales. Also included is a loss on the impairment of primarily marketable securities of $4 million, as well as expenses related to debt refinancing activities of $1 million.

Other expense, net for 2001 was $4 million and included expenses of $2.6 million related to the refinancing of our debt, as well as $2 million for our percentage share of losses in equity investments. Also included is a loss on impairments of marketable securities of $4 million, which was partially offset by a gain on the sale of a nonoperating asset of $1 million.

The $1 million gain in 2001 on the sale of a nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town.

Other expense, net in 2000 included a $3 million charge for our percentage share of losses in equity investments. Additionally, other expense, net included a $2 million gain on the sale of nonoperating assets.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.     Income Taxes

Our income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change, as well as the provision for taxes on the same basis, follows:

	Years Ended December 31
	2002	2001	2000
Income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change
Domestic	$13,424	$(189,989)	$59,636
Foreign	(155)	37,298	25,512

	$13,269	$(152,691)	$85,148

Income tax expense (benefit) before discontinued operations and cumulative effect of accounting change
Current income taxes
Federal	$4,405	$29,248	$(5,492)
State	(220)	6,680	(781)
Foreign	2,390	10,749	6,590

	6,575	46,677	317

Deferred income taxes
Federal	(811)	(88,944)	26,679
State	334	(5,896)	669
Foreign	(2,342)	2,842	(397)

	(2,819)	(91,998)	26,951

Total income tax expense (benefit)	$3,756	$(45,321)	$27,268

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income (Loss) Before Income Taxes, Discontinued Operations, and Cumulative Effect of Accounting Change
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	0.9	2.0	1.2
Foreign operations	0.8	(0.4)	(3.2)
ExtraTerritorial income exclusion	(10.2)	—	—
Foreign sales corporation benefit	—	0.4	(0.7)
Research tax credit	(2.1)	0.3	(0.5)
Tax settlements and adjustments	2.4	(2.2)	(0.6)
Excise taxes on pension reversion	—	(6.3)	—
Other items, net	1.5	0.9	0.8

Effective income tax rate	28.3%	29.7%	32.0%

Both the 2002 and 2000 rates reflect tax expense as a percent of income before taxes, discontinued operations, and cumulative effect of accounting change. The effective income tax rate for 2001 reflects a tax benefit of $45.3 million, as a result of the loss from continuing operations of $152.7 million.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on available foreign tax credits and current U.S. income tax rates, we have adequately provided for any additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Ethyl.

The table above excludes the income taxes related to the discontinued operations and cumulative effect of accounting change. The discontinued operations amounted to income before income taxes of $4.6 million with income taxes of $1.7 million, or $2.9 million after income tax. The cumulative effect of accounting changes for the impairment of goodwill amounted to a charge to income before income taxes of $3.1 million and a related income tax benefit of $600 thousand, or $2.5 million charge after income taxes.

Our deferred income tax assets and liabilities follow:

	December 31
	2002	2001
Deferred income tax assets
Future employee benefits	$20,815	$17,167
Environmental and future shutdown reserves	11,378	11,135
Foreign currency translation adjustments	6,778	10,397
Intercompany profit in inventories	4,668	1,530
Inventory capitalization	1,616	1,519
Unrealized loss on marketable securities	350	1,292
Undistributed earnings of foreign subsidiaries	—	837
Other	11,609	10,199

	57,214	54,076

Deferred income tax liabilities
Depreciation	15,252	18,510
Intangibles	10,776	10,556
Undistributed earnings of foreign subsidiaries	3,381	—
Capitalization of interest	512	955
Other	3,460	2,880

	33,381	32,901

Net deferred income tax assets	$23,833	$21,175

Reconciliation to financial statements
Deferred income tax assets – current	$14,339	$8,735
Deferred income tax assets – noncurrent	9,494	12,440

Net deferred income tax assets	$23,833	$21,175

20.     Financial Instruments

Fair Value —We determine the fair value of our outstanding financial instruments as follows:

Cash and Cash Equivalents—The carrying value approximates fair value.

Restricted Cash—The carrying value approximates fair value.

Investments in Marketable Securities—We classify these investments as “available for sale” and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders’

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity in accumulated other comprehensive loss. When a decline in the fair value of a marketable security is considered other than temporary, we writedown the investment to market value with a corresponding charge to net income (loss). See Notes 18 and 21.

Long-Term Debt—Ethyl estimates the fair value of our long-term debt based on current rates available to us for debt of the same remaining duration.

Foreign Currency Forward Contracts—We record foreign currency forward contracts at fair value in our consolidated balance sheet. The fair value is based on published forward rates. We include the unrealized gains and losses, net of tax, as a component of shareholders’ equity in accumulated other comprehensive loss.

The estimated fair values of our financial instruments are:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$15,478	$15,478	$12,382	$12,382
Restricted cash	$683	$683	$996	$996
Investments in marketable securities	$5,742	$5,742	$14,073	$14,073
Long-term debt including current maturities	$(290,067)	$(290,067)	$(335,957)	$(342,512)

Derivatives—As part of our strategy to minimize the risk of foreign currency exposure, Ethyl has used foreign currency forward contracts to hedge the risk on forecasted intercompany sales transactions denominated in Japanese Yen.

Ethyl did not use any derivative instruments during 2002 or 2001. In 2000, Ethyl used derivative instruments with maturity dates throughout the year to hedge the foreign currency exposure of approximately $24 million of Japanese Yen denominated intercompany sales. These cash flow hedges were highly effective since a foreign currency rate change on the forward contract was offset by a corresponding change in the value of the hedged Yen intercompany sale.

Ethyl had no foreign currency forward contracts outstanding at the end of the last three years.

Ethyl recognized a $1 million loss on the contracts in 2000. A corresponding increase in the U.S. dollar value of the Japanese Yen intercompany sales offset the losses. Ethyl includes foreign currency transaction gains and losses in cost of goods sold.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.     Accumulated Other Comprehensive (Loss) Income

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive (loss) income follow:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities Adjustments	Minimum Pension Liability Adjustments	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive (Loss) Income
December 31, 1999	$(12,537)	$2,608	$—	$(1,899)	$(11,828)

Adjustments	(11,676)	2,706	(1,424)	2,161
Reclassification adjustment for the gain included in net income resulting from the sale of securities	—	(2,290)	—	—
Reclassification adjustment for the loss included in net income resulting from the maturity of contracts	—	—	—	820
Tax benefit (expense)	4,227	(221)	517	(1,082)

Other comprehensive (loss) income	(7,449)	195	(907)	1,899	(6,262)

December 31, 2000	$(19,986)	$2,803	$(907)	$—	$(18,090)

Adjustments	(7,044)	(7,810)	(3,042)	—
Reclassification adjustment for the loss included in net loss resulting from impairment writedowns	—	3,633	—	—
Tax benefit	2,642	1,587	954	—

Other comprehensive loss	(4,402)	(2,590)	(2,088)	—	(9,080)

December 31, 2001	$(24,388)	$213	$(2,995)	$—	$(27,170)

Adjustments	10,434	(2,315)	(11,606)
Reclassification adjustment for the loss included in net income resulting from impairment writedowns	—	1,011	—	—
Tax (expense) benefit	(3,818)	471	3,699

Other comprehensive income (loss)	6,616	(833)	(7,907)	—	(2,124)

December 31, 2002	$(17,772)	$(620)	$(10,902)	$—	$(29,294)

22.    Special Items (Expense) Income, Net

Special items (expense) income, net in 2001 of $114 million expense, or $85 million after taxes ($5.05 per share) included a charge of $29 million, or $19 million after taxes ($1.12 per share) for severance, early retirement, and other expenses related to our engine oil additives rationalization. Special items also consisted of a noncash charge of $62 million, or $43 million after taxes ($2.56 per share) on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Additionally, special items included a $26 million charge, or $26 million after taxes ($1.57 per share) for excise tax on the pension reversion partially offset by the $3 million, or $3 million after taxes ($.20 per share) gain on the sale of certain assets in Bracknell, England.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2000, special items consisted of $81 million income, or $51 million after taxes ($3.08 per share), related to settlements of certain pension contracts resulting in the recognition of noncash gains. Additionally, special items included $4 million income, or $3 million after taxes ($.15 per share), related to the demutualization of MetLife, Inc. These income items were partly offset by an $8 million charge, or $5 million after taxes ($.29 per share) related to the write-off of plant assets and a $1.4 million special retirement charge, or $900 thousand after taxes ($.06 per share).

The pension charge of $62 million in 2001 and the $81 million income in 2000 related to the settlement of liabilities for certain pension contracts and the recognition of significant losses and gains related to our pension assets. The settlement losses and gains had no cash effect on Ethyl, and no retiree benefits changed.

The charge of $8 million in 2000 was for the writeoff of the production assets of a previously idled petroleum additives facility in Orangeburg, South Carolina. There were no employee or other incremental costs included in this charge. As part of our ongoing cost improvement process, we reviewed a third-party supply contract for product, as well as our manufacturing facilities. We concluded that the market for product previously produced at this facility had not grown as anticipated, and excess supply and production facilities were in place. Further, there were no specific market changes expected to impact these conditions. As a result of this review, we cancelled the original supply contract, restructured, and entered a new, more limited supply agreement. There were no one-time charges related to the contract change. We also decided to permanently idle this manufacturing facility and wrote off the book value of these assets. This facility was sold in January 2003.

23.     Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Years Ended December 31
	2002	2001	2000
Basic earnings per share
Numerator:
Income (loss) available to stockholders, as reported	$9,909	$(105,040)	$60,997

Denominator:
Average number of shares of common stock outstanding	16,689	16,689	16,692

Basic earnings (loss) per share	$.59	$(6.29)	$3.65

Diluted earnings per share
Numerator:
Income (loss) available to stockholders, as reported	$9,909	$(105,040)	$60,997

Denominator:
Average number of shares of common stock outstanding	16,689	16,689	16,692
Shares issuable upon exercise of stock options	43	—	—

Total Shares	16,732	16,689	16,692

Diluted earnings (loss) per share	$.59	$(6.29)	$3.65

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common share. During 2002, we had outstanding options to purchase 303,200 shares of common stock at $62.50 per share, as well 50,000 shares of common stock at $44.40 per share.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These options were not included in the computation of diluted earnings per share. None of the outstanding options were included in the diluted earnings per share calculation during 2001 and 2000.

All previously reported share and per share amounts have been adjusted to reflect the 1-for-5 reverse stock split.

24.    Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued several new Statements of Financial Accounting Standards (SFAS) which we will implement during 2003.

SFAS 143 “Accounting for Asset Retirement Obligations” was issued in August 2001. This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. This statement is effective for fiscal years beginning after June 15, 2002. While we have not fully completed the analysis, we estimate the implementation of the statement will result in the recognition of approximately $1 million of net income, which will be reported as a cumulative effect of an accounting change. In addition, we do not expect a significant impact on future earnings. There will be no cash impact upon the adoption of this statement.

SFAS 146 “Accounting for Exit or Disposal Activities” was issued in June 2002 and is effective for exit or disposal activities that are begun after December 31, 2002. The statement addresses the recognition, measurement, and reporting of costs that are associated with these activities. The statement will affect any future disposal activities that we initiate.

SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” was issued in December 2002. The statement amends SFAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary adoption of the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 by mandating information be provided in both annual and interim financial statements about the method of accounting for stock-based employee compensation, as well as the effect on reported results of the method used.

The FASB has also issued two FASB interpretations. FASB Interpretation Number 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was released in November 2002. This interpretation requires that guarantees issued or modified after December 31, 2002 be recorded at fair value. FIN 45 further elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and is effective for interim or annual periods ending after December 15, 2002.

FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. Certain of the requirements of FIN 46 are effective immediately. All of the requirements are effective for interim or annual periods beginning after June 15, 2003.

We do not expect either interpretation to have a significant impact on Ethyl.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Selected Quarterly Consolidated Financial Data (unaudited)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales (a)	$146,176	$170,943	$172,750	$166,481
Gross profit (a)	$30,058	$35,278	$41,958	$31,025
Income before cumulative effect of accounting change	$883	$(2,462)	$10,867	$3,126
Net (loss) income	$(1,622)	$(2,462)	$10,867	$3,126
Basic and diluted earnings (loss) per share before cumulative effect of accounting change	$.05	$(.14)	$.65	$.18
Basic and diluted (loss) earnings per share	$(.10)	$(.14)	$.65	$.18
Shares used to compute basic (loss) earnings per share	16,689	16,689	16,689	16,689
Shares used to compute diluted (loss) earnings per share	16,814	16,689	16,689	16,737

2001
Net sales (a)	$213,125	$173,359	$161,606	$159,535
Gross profit (a)	$29,046	$2,916	$25,631	$30,502
Special items (expense) income, net	$(10,707)	$(106,261)	$3,070	$(118)
Net (loss) income	$(11,267)	$(94,784)	$661	$350
Basic and diluted (loss) earnings per share	$(.67)	$(5.68)	$.04	$.02
Shares used to compute basic and diluted (loss) earnings per share	16,689	16,689	16,689	16,689

(a)	The operations of the phenolic antioxidant busines, which was sold in January 2003, have been removed for all periods presented.

26.    Segment and Geographic Area Information

Segment Information—We manage our business in two distinct segments: petroleum additives and tetraethyl lead. We divided our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product primarily marketed through third-party agreements.

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

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001	2000
Net sales
Petroleum additives	$648,447	$691,098	$798,325
Tetraethyl lead	7,903	16,527	26,988

Consolidated net sales (a) (b)	$656,350	$707,625	$825,313

Segment operating profit (loss) (a)
Petroleum additives before nonrecurring items	$52,436	$32,716	$27,106
Nonrecurring items	(1,213)	(72,080)	(7,524)

Petroleum additives	51,223	(39,364)	19,582

Tetraethyl lead before nonrecurring items	16,862	32,005	39,341
Nonrecurring items	(1,652)	—	—

Tetraethyl lead	15,210	32,005	39,341

Segment operating profit (loss)	66,433	(7,359)	58,923
Corporate, general and administrative expense	(14,935)	(19,469)	(26,142)
Interest expense	(25,574)	(32,808)	(36,075)
Pension contract settlements	—	(88,160)	80,923
Other (expense) income, net	(12,655)	(4,895)	7,519

Income (loss) before income taxes	$13,269	$(152,691)	$85,148

(a)	Certain amounts have been reclassified to conform to the current presentation and to reflect the removal of the operations of the phenolic antioxidant business, which was sold in January 2003 and is reflected as a discontinued operation.

(b)	Net sales of the petroleum additives segment to two customers amounted to $156 million in 2002. The petroleum additives segment reported net sales to three customers amounting to $319 million in 2000. No other customer accounted for over 10% of total net sales in any year.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

	2002	2001	2000
Segment assets
Petroleum additives	$441,937	$476,759	$579,480
Tetraethyl lead	78,521	94,907	84,532

	520,458	571,666	664,012
Cash and cash equivalents	15,478	12,382	4,470
Restricted cash	683	996	1,262
Other accounts receivable	4,577	12,318	20,783
Deferred income taxes	23,833	21,175	8,353
Prepaid expenses	2,232	3,007	4,414
Prepaid pension cost	24,995	25,731	224,892
Other assets and deferred charges	63,995	72,350	73,453

Total assets	$656,251	$719,625	$1,001,639

Additions to long-lived assets
Petroleum additives	$12,125	$10,735	$14,487
Tetraethyl lead (a)	—	24,583	39,583
Other long-lived assets	546	1,267	1,392

Total additions to long-lived assets	$12,671	$36,585	$55,462

Depreciation and amortization
Petroleum additives (b)	$34,486	$86,294	$54,243
Tetraethyl lead (a)	11,053	6,647	8,176
Other long-lived assets	6,883	6,577	3,837

Total depreciation and amortization	$52,422	$99,518	$66,256

(a)	The additions to TEL long-lived assets in 2001 and 2000 relate to the prepayment or accrual for services paid or to be paid to Alcor. The amortization of the prepayment for services was $11 million in 2002, $6 million in 2001 and $7 million in 2000. See also Note 3.

(b)	Depreciation and amortization includes $41 million of accelerated depreciation related to the engine oil additives rationalization in 2001.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Area Information—The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the years shown. Except for the United States and Canada, no country exceeded 10% of net sales. The United States was the only country that exceeded 10% of long-lived assets in any year. Ethyl allocated revenues to geographic areas based on the location to which the product was shipped.

	2002	2001	2000
Net sales
United States	$216,446	$271,835	$403,483
Canada	80,925	73,099	71,204
Other foreign	358,979	362,691	350,626

Consolidated net sales	$656,350	$707,625	$825,313

Long-lived assets
United States	$237,674	$263,862	$332,996
Foreign	69,896	55,353	77,425

Total long-lived assets	$307,570	$319,215	$410,421

27.    Engine Oil Additives Rationalization

During 2001, Ethyl recorded a charge of $76 million or $48 million after income taxes ($2.86 per share) to cover the costs associated with the engine oil additives rationalization. These charges included the idling of production and research facilities, as well as a workforce reduction. Early retirement charges were $23 million, while severance and other related expenses amounted to $6 million. Accelerated depreciation was $41 million, shutdown costs were $4 million, and other costs were $2 million. Of these costs, we reported $29 million of severance, early retirement, and other related expenses in special items (expense) income, net. Cost of goods sold included $43 million; selling, general, and administrative expenses included $300 thousand; and research, development, and testing expenses included $3.2 million.

In the first quarter 2001, we evaluated all engine oil additive assets for impairment. We considered if the assets to be indefinitely idled were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in the second quarter 2001.

We also evaluated the related intangible assets that had a book value of approximately $76 million at March 31, 2001. We determined that the positive cash flows generated by these assets continued to support their value on our balance sheet. We performed the same evaluation at December 31, 2002 when the intangible assets had a book value of $64 million and at December 31, 2001 when the book value was $69 million and determined at both year-end 2002 and 2001 that the balance sheet values were appropriate.

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

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2001, the remaining balance in accrued expenses was $1.7 million for shutdown and other expenses. During 2002, we made payments of $1.4 million primarily for shutdown costs. We returned $300 thousand to income due to a change in the estimate of the engine oil rationalization accrual. There was no remaining balance in accrued expenses for shutdown and other expenses at December 31, 2002. The early retirement reserve is being paid out over an extended period for pension and post-retirement benefits.

28. Operations	of Discontinued Business

After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation. Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at the Orangeburg, South Carolina facility. The accounts receivable and inventory, which were sold, are reported as “Assets of discontinued operations” on our Consolidated Balance Sheet. The net book value of the fixed assets was zero. The cost and accumulated depreciation of these fixed assets have been removed from “Net property, plant, and equipment” on the Consolidated Balance Sheet. The net sales of the discontinued business were $19 million in 2002, $17 million in 2001, and $18 million in 2000.

We will recognize a gain of approximately $22 million ($14 million after tax) in first quarter 2003 related to this transaction.

ETHYL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Policy

Ethyl Corporation’s Financial Standards—Our goal is to present clearly Ethyl’s financial information to enhance your understanding of our sources of earnings and cash flows and our financial condition.

Management’s Report on the Financial Statements—Ethyl prepared the financial statements and related notes on pages 30 through 62 to conform to generally accepted accounting principles. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same is true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in the annual report is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

We maintain a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Written policies and procedures, careful selection and training of qualified personnel, and an internal audit program support Ethyl’s internal control system.

The independent accounting firm, PricewaterhouseCoopers LLP (PwC), audited these financial statements in accordance with generally accepted auditing standards. The audit included a review of Ethyl’s internal accounting controls to the extent considered necessary to determine audit procedures.

The Audit Committee of the Board of Directors, composed only of independent directors, meets with management and PwC to review accounting, auditing, and financial reporting matters. In early 2000, PwC informed the Committee that it had notified the Securities and Exchange Commission (SEC) that there was a delay in the transfer from PwC’s control of certain retirement and other benefits which were due to Ethyl’s then Chief Financial Officer (CFO). Our former CFO had been a partner of Coopers & Lybrand, a predecessor of PwC. The transfers, which should have occurred in November 1997, were completed on February 16, 2000.

The SEC advised Ethyl that because of the delay, PwC was not in compliance with auditor independence regulations. The SEC further advised Ethyl that it did not intend to take any action against the company with respect to Ethyl’s financial statements as a result of PwC’s noncompliance. The audit committee reviewed the situation and concluded, based on its examination, that the delayed transfer of the benefits did not affect the quality or integrity of PwC’s audits of Ethyl’s financial statements.

REPORT OF THE INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Ethyl Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ethyl Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 12 to the consolidated financial statements, the Company has achieved the extension criteria of its borrowing facilities through March 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Richmond, Virginia February 7, 2003, except as to Note 12 for which the date is March 3, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is in our Proxy Statement and is incorporated by reference. In addition, the names and ages of executive officers as of March 14, 2003 follow.

Name	Age	Positions
Bruce C. Gottwald	69	Chairman of the Board and Chairman of the Executive Committee
Thomas E. Gottwald	42	President and Chief Executive Officer
C. S. Warren Huang	53	Senior Vice President—Fuel Additives
Alexander McLean	46	Senior Vice President—Petroleum Additives
Newton A. Perry	60	Senior Vice President—Strategy
David A. Fiorenza	53	Vice President, Treasurer and Principal Financial Officer
Steven M. Edmonds	50	Vice President—General Counsel
Wayne C. Drinkwater	56	Controller and Principal Accounting Officer
M. Rudolph West	49	Secretary

The term of office is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 22, 2003). All executive officers have been employed with Ethyl for at least the last five years with the exception of Steven M. Edmonds. Prior to joining Ethyl in 2002, Mr. Edmonds was a partner with a law firm since 1981. His practice focused in general corporate matters, mergers and acquisitions, finance transactions, and commercial real estate.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is in our Proxy Statement and is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, the information required by this item is in our Proxy Statement and is incorporated by reference.

The following table presents information as of December 31, 2002 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(a)
Equity compensation plans approved by shareholders:
Incentive stock option plan	1,110,200	$22.04	775,771
Equity compensation plans not approved by shareholders (b):	—	—	—

Total	1,110,200	$22.04	775,771

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(b)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is in our Proxy Statement and is incorporated by reference.

ITEM 14.    CONTROLS AND PROCEDURES

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

We work closely with the business group, operations personnel, and information technology to ensure transactions are recorded properly. Environmental and legal staff are consulted to determine the appropriateness of our environmental and legal liabilities for each reporting period. We regularly review the regulations and rule changes that affect our financial disclosures.

Our disclosure control procedures include signed representation letters from our regional officers, as well as senior management.

We have formed a Financial Disclosure Committee, which is made up of our three senior vice presidents, general counsel and controller. The committee, as well as regional management, make representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

The committee and the regional management also represent, to the best of their knowledge, that the financial statements and other financial information included in the report fairly present, in all material respects, the financial condition, results of operations and cash flows of the company as of and for the periods presented in the report.

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures are effective in timely alerting them to material information relating to Ethyl, including its consolidated subsidiaries, required to be included in Ethyl’s filings with the SEC. Subsequent to the date of their evaluation, no significant changes were made in our internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)	Consolidated Statements of Income for each of the three years in the periods ended December 31, 2002, 2001, and 2000 are on page 30.

Consolidated Balance Sheets as of December 31, 2002 and 2001 are on page 31.

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2002, 2001, and 2000 are on page 32.

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2002, 2001, and 2000 are on page 33.

Notes to Consolidated Financial Statements begin on page 34.

Management’s Report on the Financial Statements is on page 63.

Report of Independent Accountants is on page 64.

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to Form 10-Q filed on November 4, 1996)

	3.1.1	Amendment to Restated Articles of Incorporation (incorporated by reference as Exhibit 3 to Form 10-Q filed August 13, 2002)

	3.2	Amended By-laws of the Registrant

	4.1	First Amendment and Restatement of Amended and Restated Credit Agreement dated as of April 10, 2001 (incorporated by reference as Exhibit 4.1 to Form 10-K filed on April 10, 2001)

	4.2	Second Amendment to Amended and Restated Credit Agreement dated as of December 3, 2001 (incorporated by reference as Exhibit 4.2 to Form 10-K filed on March 29, 2002)

	4.3	Third Amendment to Amended and Restated Credit Agreement dated as of January 15, 2002 (incorporated by reference as Exhibit 4.3 to Form 10-K filed on March 29, 2002)

	4.4	Fourth Amendment to Amended and Restated Credit Agreement dated as of March 22, 2002 (incorporated by reference as Exhibit 4.4 to Form 10-K filed on March 29, 2002)

	4.5	Fifth Amendment to Amended and Restated Credit Agreement dated as of January 21, 2003

	4.6	Deed of Trust Note dated January 31, 2002, made by the Registrant in favor of Bruce C. Gottwald, Sr. and related documents

	10.1	Amended Incentive Stock Option Plan

	10.2	Amended Non-Employee Directors’ Stock Acquisition Plan

	10.3	Excess Benefit Plan (incorporated by reference as Exhibit 10.4 to Form 10-K filed on February 25, 1993)

	10.4	Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 99 to Form 8-K filed on February 17, 1994)

	10.5	Employment and Severance Benefits Agreement dated October 1, 1997, with J. Robert Mooney (incorporated by reference as Exhibit 10.7 to Form 10-K filed on March 24, 1998)

10.6

Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 10 to Form 10-Q filed on November 10, 1998)

	10.7	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference as Exhibit 4.5 to Form S-8, filed on August 7, 1998)

10.8

Amended and Restated Product Marketing and Sales Agreement, dated as of June 13, 2001, between Ethyl Services GmbH and Alcor Chemie Vertriebs AG, Alcor Chemie AG, and Noofot GmbH (incorporated by reference as Exhibit 10.8 to Form 10-K filed on March 29, 2002)

	10.9	Ethyl Corporation Management Bonus Plan

	11.1	Computation of Basic and Diluted Earnings Per Share

	21	Subsidiaries of the registrant

	23	Consent of Independent Accountants

(B)	No report on Form 8-K was filed in the last quarter of the period covered by this report.

(C)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Form 10-K.

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

Dated: March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of

March 14, 2003.

SIGNATURE	TITLE

/s/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/s/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/s/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/s/ WILLIAM W. BERRY (William W. Berry)	Director

/s/ PHYLLIS COTHRAN (Phyllis L. Cothran)	Director

/s/ GILBERT M. GROSVENOR (Gilbert M. Grosvenor)	Director

/s/ S. B. SCOTT (Sidney Buford Scott)	Director

/s/ C. B. WALKER (Charles B. Walker)	Director

CERTIFICATION

I, Thomas E. Gottwald, certify that:

1. I have reviewed this annual report on Form 10-K of Ethyl Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

By:	/s/ THOMAS E. GOTTWALD
Thomas E. Gottwald President and Chief Executive Officer

CERTIFICATION

I, David A. Fiorenza, certify that:

1. I have reviewed this annual report on Form 10-K of Ethyl Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

By:	/s/ D. A. FIORENZA
David A. Fiorenza Vice President and Treasurer

EXHIBIT INDEX

Number of Exhibit	Name of Exhibit

3.2	Amended By-laws of the Registrant

4.5	Fifth Amendment to Amended and Restated Credit Agreement, dated as of January 21, 2003

4.6	Deed of Trust Note dated January 31, 2002, made by the Registrant in favor of Bruce C. Gottwald, Sr. and related documents

10.1	Amended Incentive Stock Option Plan

10.2	Amended Non-Employee Directors’ Stock Acquisition Plan

10.9	Ethyl Corporation Management Bonus Plan

11.1	Computation of Basic and Diluted Earnings Per Share

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants