Form 10-Q
period 2003-03-31
ETHYL CORP
filed 2003-05-09
CIK 33656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ________________________

Commission File Number 1-5112

ETHYL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-0118820

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 SOUTH FOURTH STREET RICHMOND, VIRGINIA	23218-2189

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Number of shares of common stock, $1 par value, outstanding as of April 30, 2003: 16,725,009.

ETHYL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ETHYL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31

	2003	2002

Net sales	$173,466	$146,176
Cost of goods sold	137,406	116,118

Gross profit	36,060	30,058
TEL marketing agreements services	3,001	5,716
Selling, general, and administrative expenses	20,588	16,130
Research, development, and testing expenses	13,682	12,006

Operating profit	4,791	7,638
Interest and financing expenses	4,802	7,038
Other expense, net	(198)	(686)

Loss from continuing operations before income taxes	(209)	(86)
Income tax benefit	(72)	(96)

(Loss) income from continuing operations	(137)	10
Discontinued operations
Gain on disposal of business (net of tax)	14,805	—
Income from operations of discontinued business (net of tax of $512)	—	873

Income before cumulative effect of accounting changes	14,668	883
Cumulative effect of accounting changes (net of tax)	1,624	(2,505)

Net income (loss)	$16,292	$(1,622)

Basic and diluted earnings (loss) per share:
(Loss) earnings from continuing operations	$(0.01)	$—
Discontinued operations (net of tax)	0.89	0.05
Cumulative effect of accounting changes (net of tax)	0.10	(0.15)

Basic and diluted earnings (loss) per share	$0.98	$(0.10)

Shares used to compute basic earnings (loss) per share	16,689	16,689

Shares used to compute diluted earnings (loss) per share	16,689	16,814

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and cash equivalents	$15,603	$15,478
Restricted cash	500	683
Trade and other accounts receivable, less allowance for doubtful accounts ($1,109 - 2003; $911 - 2002)	130,856	124,430
Receivable - TEL marketing agreements services	4,486	7,418
Inventories:
Finished goods and work-in-process	84,803	87,542
Raw materials	10,553	8,604
Stores, supplies and other	8,319	7,900

	103,675	104,046
Deferred income taxes and prepaid expenses	20,573	16,571
Assets of discontinued operations	—	4,323

Total current assets	275,693	272,949

Property, plant and equipment, at cost	751,209	746,237
Less accumulated depreciation and amortization	557,773	547,518

Net property, plant and equipment	193,436	198,719

Prepaid pension cost	23,844	24,995
Other assets and deferred charges	87,350	90,250
Intangibles, net of amortization	68,039	69,338

Total assets	$648,362	$656,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,609	$44,130
Accrued expenses	42,601	38,778
Long-term debt, current portion	9,163	40,537
Income taxes payable	15,008	6,288

Total current liabilities	116,381	129,733

Long-term debt	238,883	249,530
Other noncurrent liabilities	122,984	123,910
Shareholders’ equity
Common stock ($1 par value) Issued - 16,689,009 in 2003 and 2002	16,689	16,689
Additional paid-in capital	66,766	66,766
Accumulated other comprehensive loss	(28,550)	(29,294)
Retained earnings	115,209	98,917

	170,114	153,078

Total liabilities and shareholders’ equity	$648,362	$656,251

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31

	2003	2002

Cash and cash equivalents at beginning of year	$15,478	$12,382

Cash flows from operating activities:
Net income (loss)	16,292	(1,622)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and other amortization	11,271	12,502
Amortization of deferrred financing costs	1,318	1,686
Gain on sale of phenolic antioxidant business	(23,196)	—
Cumulative effect of accounting changes	(2,549)	3,120
Deferred income taxes	2,029	(2,241)
Prepaid pension cost	1,389	1,477
TEL working capital advance	779	(322)
Working capital changes	3,366	(7,276)
Legal settlement	4,825	—
Other, net	3,173	471

Cash provided from operating activities	18,697	7,795

Cash flows from investing activities:
Capital expenditures	(1,818)	(2,358)
Proceeds from sale of phenolic antioxidant business	27,020	—
Prepayment for TEL marketing agreements services	—	(3,200)
Other, net	3	(6)

Cash provided from (used in) investing activities	25,205	(5,564)

Cash flows from financing activities:
Repayment of debt	(41,890)	(38,640)
Net borrowings	—	37,840
Debt issuance costs	(1,756)	(1,982)
Other, net	(131)	(124)

Cash used in financing activities	(43,777)	(2,906)

Increase (decrease) in cash and cash equivalents	125	(675)

Cash and cash equivalents at end of period	$15,603	$11,707

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2003, as well as the consolidated results of operations and the consolidated cash flows for the three-months ended March 31, 2003 and 2002.  The financial statements are subject to normal year-end audit adjustments and do not include the comprehensive footnotes.  All adjustments are of a normal, recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Annual Report).  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts have been reclassified to conform to the current presentation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company,” and “Ethyl” are to Ethyl Corporation and its subsidiaries.

2.

After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation.  Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility.  The accounts receivable and inventory, which were sold, are reported as “Assets of discontinued operations” on our Consolidated Balance Sheets.  The net book value of the fixed assets was zero.  The cost and accumulated depreciation of these fixed assets have been removed from “Net property, plant, and equipment” on the Consolidated Balance Sheets.  The net sales of the discontinued business were $4.4 million for the first quarter of 2002.

We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

3.

The cumulative effect of accounting change in the first quarter 2003 reflects the gain of $2.5 million ($1.6 million after tax or $.10 per share) recognized upon the January 1, 2003 adoption of Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets.  It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset.  The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset.  If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. These obligations had been fully reserved. Upon the implementation of SFAS No. 143 on January 1, 2003, a portion of these reserves was reduced to comply with the requirements of SFAS No. 143 and will be expensed in future operations.  The following table illustrates the activity associated with the adoption of SFAS No. 143.

Asset retirement obligation, December 31, 2002	$14,828
Gain upon implementation of SFAS No. 143	(2,549)
Accretion expense	228
Liabilities settled	(180)
Foreign currency impact	414

Asset retirement obligation, March 31, 2003	$12,741

Had we adopted SFAS No. 143 on January 1, 2002, the first quarter 2002 accretion expense would have been approximately $200 thousand ($100 thousand after tax or $.01 per share).

The first quarter 2002 cumulative effect of accounting change reflects the impairment of goodwill of $3.1 million ($2.5 million after tax or $.15 per share) resulting from the January 1, 2002 adoption of SFAS No. 142.

4.

We account for the stock-based compensation plan using the intrinsic-value method.  Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option.  See Note 14 in our 2002 Annual Report for further information on our stock-based compensation plan.  The following table illustrates the effect on net income (loss) and earnings (loss) per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended March 31

	2003	2002

Net income (loss), as reported	$16,292	$(1,622)
Less: Total stock-based employee compensation expense determined under the fair-value based method net of related tax effect	(82)	(157)

Net income (loss), pro forma	$16,210	$(1,779)

Earnings (loss) per share:
Basic, as reported	$0.98	$(0.10)

Basic, pro forma	$0.97	$(0.11)

Diluted, as reported	$0.98	$(0.10)

Diluted, pro forma	$0.97	$(0.11)

5.

The tables below show our consolidated net sales by segment, operating profit by segment, reconciliation to (loss) from continuing operations before income taxes, and depreciation and amortization by segment.

Net Sales by Segment
(in millions)

	Three Months Ended March 31

	2003	2002

Petroleum additives	$171.8	$144.5
Tetraethyl lead	1.7	1.7

Consolidated net sales	$173.5	$146.2

Segment Operating Profit
(in millions)

	Three Months Ended March 31

	2003	2002

Petroleum additives before nonrecurring items	$11.9	$9.2
Nonrecurring items	0.1	(1.5)

Total petroleum additives	12.0	7.7
Tetraethyl lead before nonrecurring items	1.5	4.5
Nonrecurring items	2.4	(1.6)

Total tetraethyl lead	3.9	2.9

Segment operating profit	15.9	10.6
(Deduct) add back current year nonrecurring item to reconcile Segment Reporting to Consolidated Statements of Income	(2.5)	3.1
Corporate unallocated expense	(4.6)	(2.3)
Interest expense	(4.8)	(7.0)
Pension expense	(1.4)	(1.4)
Other expense, net	(2.8)	(3.1)

Loss from continuing operations before income taxes	$(0.2)	$(0.1)

Depreciation and Amortization
(in millions)

	Three Months Ended March 31

	2003	2002

Petroleum additives	$8.2	$9.3
Tetraethyl lead	2.7	2.8
Other long-lived assets	1.7	2.1

Total depreciation and amortization	$12.6	$14.2

6.	Other expense, net for the first quarter 2003 included $200 thousand for expenses related to debt refinancing activities, while first quarter 2002 included $1.3 million for these activities.

7.	Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31

	2003	2002

Basic earnings per share
Numerator:
Income (loss) available to stockholders, as reported	$16,292	$(1,622)

Denominator:
Average number of shares of common stock outstanding	16,689	16,689

Basic earnings (loss) per share	$.98	$(.10)

Diluted earnings per share
Numerator:
Income (loss) available to stockholders, as reported	$16,292	$(1,622)

Denominator:
Average number of shares of common stock outstanding	16,689	16,689
Shares issuable upon exercise of stock options	—	125

Total shares	16,689	16,814

Diluted earnings (loss) per share	$.98	$(.10)

8.	The following table provides certain information related to our intangible assets.

	March 31 2003		December 31 2002

	Identifiable Intangibles

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizing intangible assets
Formulas	$85,910	$27,465	$85,910	$26,333
Contracts	40,873	36,761	40,873	36,644

	$126,783	$64,226	$126,783	$62,977

Nonamortizing intangible assets Minimum pension liabilities	$5,482		$5,532

Aggregate amortization expense		$1,249		$5,677

Estimated amortization expense is expected to be $5 million each of the next five years.  We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

9.	Long-term debt consisted of the following:

	March 31 2003	December 31 2002

Term loan agreements	$178,389	$211,679
Revolving credit agreement	45,600	54,200
Private borrowing	18,640	18,640

	242,629	284,519
Obligation under capital lease	5,417	5,548

Total debt	248,046	290,067
Less current portion	(9,163)	(40,537)

Long-term debt	$238,883	$249,530

On April 30, 2003, we entered into a long-term debt capital structure for Ethyl.  The debt structure includes senior notes and a senior credit facility with a bank term loan and a revolving credit facility.

We sold in a private offering senior notes in an aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.

The bank term loan is for $115 million and has a variable interest rate of LIBOR plus 450 basis points. The term loan matures in April 2009 and has scheduled quarterly payments beginning in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 400 basis points.

The senior credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature.

The proceeds from the senior notes and the bank term loan were used to repay existing debt.  We incurred financing costs in obtaining the credit facilities, which will be amortized over periods of six to seven years.  These amounts will be paid in the second quarter 2003.  In addition, the maturity profile of our existing indebtedness at March 31, 2003 has been reclassified to reflect the maturity of the new financing arrangements.

For a more detailed description of the long-term debt capital structure, see Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Cash Flows, Financial Condition and Liquidity.”

10.	The components of comprehensive income (loss) consist of the following:

	Three Months Ended March 31

	2003	2002

Net income (loss)	$16,292	$(1,622)
Other comprehensive income (loss), net of tax
Unrealized (loss) on marketable equity securities	(340)	(386)
Foreign currency translation adjustments	1,084	(367)

Other comprehensive income (loss)	744	(753)

Comprehensive income (loss)	$17,036	$(2,375)

The components of accumulated other comprehensive loss consist of the following:

	March 31 2003	December 31 2002

Unrealized (loss) on marketable equity securities	$(960)	$(620)
Minimum pension liability adjustment	(10,902)	(10,902)
Foreign currency translation adjustments	(16,688)	(17,772)

Accumulated other comprehensive loss	$(28,550)	$(29,294)

11.

On March 26, 2002, the Board of Directors recommended an amendment to our Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of Ethyl common stock and reducing the number of authorized shares of our common stock from 400 million to 80 million.  Ethyl shareholders approved this recommendation at the annual meeting of shareholders on June 4, 2002.

On the effective date of July 1, 2002, each holder of record was deemed to hold one share of our common stock for every five shares held immediately prior to the effective date.  We made cash payments for fractional shares to holders who had a number of shares not divisible by five.  The cash payment was based on the average of the closing price for our common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share.

Following the effective date of the reverse stock split, the par value of our common stock remained at $1 per share.  As a result, we reduced the common stock in our Consolidated Balance Sheets as of the effective date by approximately $66.8 million, with a corresponding increase in the additional paid-in capital.  All previously reported per-share amounts have been retroactively adjusted to reflect the 1-for-5 reverse stock split.

12.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003.  FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements.  Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities.  Certain of the requirements of FIN 46 are effective immediately.  All of the requirements are effective for interim or annual periods beginning after June 15, 2003.

We do not expect this interpretation to have a significant impact on Ethyl.

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, a significant rise in interest rates, resolution of environmental liabilities, or changes in the demand for our products.  Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry.  In addition, we also discuss certain risk factors in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2002 Annual Report and incorporate the same herein by reference.

You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law.  In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this discussion or elsewhere might not occur.

Results of Operations

The 2002 results of operations exclude the operations of our phenolic antioxidant business, which we sold on January 21, 2003 to Albemarle Corporation.  The results of this business have been removed from net sales and operating profit for all 2002 periods covered in this review. These results are included in our Consolidated Statements of Income under “Income from operations of discontinued business.”  There was no effect on net income as a result of these reclassifications.  In addition, earnings per share amounts have been adjusted for the first quarter 2002 period to reflect the 1-for-5 reverse stock split.

Overview

We are continuing to make steady progress in essentially all areas of the petroleum additives segment.  We have strengthened our product marketing teams and regional management teams.  We continue to make a significant investment in research and development.

Reflecting the efforts to grow all areas of our petroleum additives business while focusing on profitability, first quarter 2003 net sales were higher in substantially all areas than the same periods in 2002.  We have stabilized our business base in the engine oil additive product-line and when compared to the same period in 2002, petroleum additive net sales were 19% higher for first quarter 2003.  Operating results have also improved in all areas of petroleum additives.

Net Sales

Our consolidated net sales for the first quarter 2003 amounted to $173.5 million, representing an increase of 19% from the 2002 level of $146.2 million. The table below shows our consolidated net sales by segment.

Net Sales by Segment
(in millions)

	Three Months Ended March 31

	2003	2002

Petroleum additives	$171.8	$144.5
Tetraethyl lead	1.7	1.7

Consolidated net sales	$173.5	$146.2

Petroleum Additives Segment

Petroleum additives net sales in the first quarter 2003 of $171.8 million were up $27.4 million (19%) from $144.5 million in the first quarter 2002. Shipments across all product lines were higher than first quarter 2002 resulting in an improvement of over 12% in total shipments during first quarter 2003.  The increase in shipments and mix resulted in higher sales of $23.6 million.  The remaining increase in net sales primarily resulted from a favorable currency impact.

Tetraethyl Lead Segment

Most of the tetraethyl lead (TEL) marketing activity is through marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), under which we do not record the sales transactions.  Therefore, the TEL net sales shown in the table above are those made by Ethyl in areas not covered by the marketing agreements, as well as sales made to Octel under the terms of the agreements.  The sales made in areas not covered by the Octel marketing agreements are very minor compared to the TEL sales made through the marketing agreements with Octel.

Total TEL sales in the first quarter 2003 were about even with first quarter 2002. There were no sales to Octel in the first quarter for either 2003 or 2002.

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

The table below reports operating profit by segment.

Segment Operating Profit
(in millions)

	Three Months Ended March 31

	2003	2002

Petroleum additives before nonrecurring items	$11.9	$9.2
Nonrecurring items	0.1	(1.5)

Total petroleum additives	12.0	7.7
Tetraethyl lead before nonrecurring items	1.5	4.5
Nonrecurring items	2.4	(1.6)

Total tetraethyl lead	3.9	2.9

Segment operating profit	$15.9	$10.6

First quarter 2003 segment operating profit was $15.9 million and included nonrecurring income of $2.5 million related to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143 – “Accounting for Asset Retirement Obligations.”  First quarter 2002 segment operating profit was $10.6 million and included a nonrecurring charge of $3.1 million for the impairment of goodwill upon the adoption of SFAS 142 – “Goodwill and Other Intangible Assets.”  Excluding these nonrecurring items, combined segment operating profit was slightly lower ($300 thousand) than 2002 levels reflecting a significant decline in TEL profit largely offset by a similar increase in petroleum additives operating profit.

Petroleum Additives Segment

First Quarter 2003 vs. First Quarter 2002 - Petroleum additives first quarter 2003 operating profit was $12.0 million as compared to $7.7 million for first quarter 2002.  Excluding nonrecurring items, petroleum additives operating profit for the first quarter 2003 of $11.9 million increased 29% from first quarter 2002 operating profit of $9.2 million on the same basis.

When compared to first quarter 2002, operating profit for first quarter 2003 is higher in all product lines in this segment.

The improved first quarter profits this year are across all major product lines and reflect an increase of over 12% in shipments.  Raw material costs were also up between the two quarters resulting mostly from the higher shipments, but also reflecting an increase in raw material prices.  A negative foreign exchange impact partially offset the benefit of higher shipments.

The nonrecurring income of $100 thousand in the first quarter 2003 was the gain recognized upon the implementation of SFAS No. 143.  The nonrecurring item for the first quarter 2002 was for a $1.5 million impairment of goodwill.  The goodwill impairment was done in accordance with SFAS No. 142.

Research, development, and testing expenses (R&D) in the petroleum additives segment were $1.7 million higher when comparing first quarter 2003 to the same period in 2002.  Increases in outside testing for the specialty additives and methylcyclopentadienyl manganese tricarbonyl (MMT) product lines were partially offset by lower expenses in the engine oil additives business.

Selling, general, and administrative expenses (SG&A) increased $1.6 million or 14.2% from first quarter 2002 levels. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 16.3% for the first quarter 2002 to 15.6% for the same period this year.  This decrease reflects the 19% increase in net sales from first quarter 2002, partially offset by higher SG&A expenses.

TEL Segment
Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the first quarter 2003 was $3.0 million, which was $2.7 million lower than the first quarter last year.  This reflects the timing of shipments, as well as the continuing decline in the market.  Both first quarter 2003 and 2002  also include certain cost adjustments in accordance with the marketing agreements.  This segment is characterized by large swings in profitability.

Other TEL operations not included in the marketing agreements declined $300 thousand from the first quarter last year reflecting increased charges related to environmental and premises asbestos liabilities.

Also included in TEL for the first quarter 2003 is nonrecurring income of $2.4 million from the implementation of SFAS No. 143.  First quarter 2002 included a nonrecurring charge of $1.6 million required by the adoption of SFAS No. 142 reflecting a write-off of goodwill.

While the market for this product is continuing to decline, this business continues to supply Ethyl with strong cash flows.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Interest and Financing Expenses

First quarter 2003 interest and financing expenses were $4.8 million as compared to $7.0 million in 2002.  Lower average debt resulted in a decrease in interest and financing expenses of $1.0 million.  Slightly lower average interest rates resulted in a reduction of $50 thousand.  Fees and amortization of financing costs were $1.2 million lower.

On April 30, 2003, we entered into a long-term debt capital structure.  Interest costs under the long-term debt structure will vary from our former credit facility.  The interest on the seven year $150 million senior notes is at a fixed rate of 8.875%.  The interest rates on the remaining debt are at variable rates of LIBOR plus a premium of 400 to 450 basis points.

Other Expense, Net
Other expense, net was $200 thousand for first quarter 2003 and was comprised of a number of small items, including $200 thousand for expenses related to debt refinancing activities. First quarter 2002 amounted to $700 thousand and included $1.3 million for debt refinancing activities.

Income Taxes

Total income taxes for first quarter 2003, including taxes on the gain on the sale of the phenolic antioxidant business in 2003 and the cumulative effect of accounting change, were $9.2 million with an effective income tax rate 36.2%.  The effective income tax rate for first quarter 2002 was 32.0%, excluding the impact of the goodwill impairment, a substantial portion of which was non-deductible.

While our deferred taxes are in a net asset position, we believe that we will recover the full benefit of our deferred tax assets.

Discontinued Operations

After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation.  Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility.  The accounts receivable and inventory, which were sold, are reported as “Assets of discontinued operations” on our Consolidated Balance Sheets.  The net book value of the fixed assets was zero.  The cost and accumulated depreciation of these fixed assets have been removed from “Net property, plant, and equipment” on our Consolidated Balance Sheets.

The income from operations of discontinued business reflected in our Consolidated Statements of Income is on an after-tax basis. The net sales of the discontinued business were $4.4 million for the first quarter 2002.  We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

Cumulative Effect of Accounting Changes

As discussed above in the “Segment Operating Profit” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143 – “Accounting for Asset Retirement Obligations.”

We wrote-off goodwill of $3.1 million in first quarter 2002 in accordance with SFAS No. 142 – “Goodwill and Other Intangible Assets.” On an after-tax basis, this amounted to $2.5 million.

Both of these items are reported as cumulative effect of accounting changes on an after-tax basis.

Net Income (Loss)

Our net income for the first quarter 2003 was $16.3 million ($.98 per share), while the net loss for first quarter 2002 was $1.6 million ($.10 per share).  On a combined basis, nonrecurring items and discontinued operations were income of $16.4 million ($.99 per share) in 2003 and expense of $1.6 million ($.10 per share) in 2002.  Excluding these items, the net loss was $100 thousand ($.01 per share) for the first quarter 2003 and about break even for the same 2002 period.

The first quarter 2003 results include an increase of $2.3 million in corporate unallocated general and administrative expenses from first quarter 2002 primarily reflecting increased legal expenses.

A summary of earnings (loss) and earnings (loss) per share, in millions except for per share amounts, is shown below:

	Three Months Ended March 31

	2003	2002

Net income (loss):
Earnings (loss) excluding nonrecurring items and discontinued operations	$(0.1)	$—
Nonrecurring items (a)	1.6	(2.5)
Discontinued operations	14.8	0.9

Net income (loss)	$16.3	$(1.6)

Basic and diluted earnings (loss) per share:
Earnings (loss) excluding nonrecurring items and discontinued operations	$(0.01)	$—
Nonrecurring items (a)	0.10	(0.15)
Discontinued operations	0.89	0.05

Net income (loss)	$0.98	$(0.10)

(a) Nonrecurring items after income taxes:
Gain on implementation of SFAS No. 143	$1.6	$—
SFAS No. 142 - impairment of goodwill	—	(2.5)

	$1.6	$(2.5)

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2003 were $15.6 million, which was an increase of $100 thousand since December 31, 2002.  Our cash flows were more than sufficient to cover operating activities during the 2003 period.  Cash flows from operating activities for the three months 2003 were $18.7 million, while the proceeds from the sale of the phenolic antioxidant business were $27.0 million.  We used these cash flows to fund capital expenditures of $1.8 million, pay $1.8 million in debt issuance costs, and make a net repayment on bank debt of $41.9 million.  Our cash from operations included $4.8 million received from a lawsuit settlement.  This settlement was related to the recovery of operating costs of $2.4 million, as well as interest income on the settlement of $2.4 million. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

We had restricted cash of $500 thousand at March 31, 2003 and $700 thousand at December 31, 2002.  These funds represent a portion of the funds we received from the demutualization of MetLife, Inc. in 2000.  We are using this cash to reduce the employee portion of retiree health benefit costs.

During the first quarter of 2003, we worked on an initiative to provide a long-term debt capital structure for Ethyl.  That structure was put in place on April 30, 2003 and includes senior notes and a senior credit facility with a bank term loan and a revolving credit facility.

On April 30, 2003, we sold, in a private offering, senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.  The senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future wholly owned domestic restricted subsidiaries and certain of our existing wholly owned foreign subsidiaries.

The senior notes and the subsidiary guarantees rank:

•	effectively junior to all of our and the guarantors’ existing and future secured indebtedness, including any borrowings under the senior credit facility described below;

•	equal in right of payment with any of our and the guarantors’ existing and future unsecured senior indebtedness; and

•	senior in right of payment to any of our and the guarantors’ existing and future subordinated indebtedness.

The indenture governing the senior notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or repurchase capital stock;

•	make investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

The senior credit facility is secured by first priority perfected liens on substantially all of the existing and after acquired U.S. assets of Ethyl and our domestic subsidiaries and certain foreign assets.  In addition, the senior credit facility is guaranteed by all our existing and substantially all of our future U.S. subsidiaries and certain foreign subsidiaries to the extent that it would not result in material increased tax liabilities.

The senior credit facility requires mandatory prepayments of:

•	100% of the net proceeds from all material dispositions or issuances of new debt or equity; and

•	75% of excess cash flow, subject to a step down upon meeting certain financial conditions.

The senior credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	a minimum net worth;

•	a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA);

•	a maximum senior debt to EBITDA;

•	limitations on capital expenditures;

•	an interest coverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

The bank term loan is for $115 million and has a variable interest rate of LIBOR plus 450 basis points. The term loan matures in April 2009 and has scheduled quarterly payments beginning in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 400 basis points.

The new facility will cause Ethyl to incur higher cash interest cost than the previous facility, but provides the long-term capital structure we need to manage our business.  The proceeds from the senior notes and the bank term loan were used to repay our existing credit facility, which included a term loan of $178.4 million and a revolving line of credit of $45.6 million, as well as a loan in the amount of $18.6 million made by Bruce C. Gottwald, Chairman of the Board of Directors.

We had combined current and noncurrent long-term debt of $248.1 million at March 31, 2003 and $290.1 million at December 31, 2002.  This is a net reduction of $42.0 million in our total debt.  The net reduction in debt includes decreases of $33.3 million on our term loans, $8.6 million on the revolving debt, and $100 thousand on our capital lease.

As a percentage of total capitalization, our total debt decreased from 65.5% at the end of 2002 to 59.3% at March 31, 2003.  Normally, we repay debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

We currently expect to complete the funding requirement of $3.2 million associated with the amendment of our Alcor marketing alliance during 2003.  We also expect to make further reductions in debt during the year.

We estimate our capital spending during 2003 will be about $15 million. We will continue to finance capital spending through cash provided from operations.

We had working capital at March 31, 2003 of $159.3 million resulting in a current ratio of 2.37 to 1.  At December 31, 2002, the working capital was $143.2 million and the current ratio was 2.10 to 1.  The increase in working capital and the current ratio primarily reflect a decrease in the current portion of long-term debt, as well as increases in receivables and deferred income taxes and prepaid expenses.  Offsetting these were smaller increases in accounts payable, accrued expenses, and income taxes payable, as well as a decrease in assets of discontinued operations.

Reverse Stock Split

On March 26, 2002, the Board of Directors recommended an amendment to our Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of the Ethyl common stock and reducing the number of authorized shares of common stock from 400 million to 80 million.  Ethyl shareholders approved this recommendation at the June 4, 2002 annual meeting of shareholders.

On the effective date of July 1, 2002, each holder of record was deemed to hold one share of common stock for every five shares held immediately prior to the effective date.  We made cash payments for fractional shares to holders who had a number of shares not divisible by five.  The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share.

Following the effective date of the reverse stock split, the par value of the common stock remained at $1 per share.  As a result, we reduced the common stock in our Consolidated Balance Sheet as of the effective date by approximately $66.8 million, with a corresponding increase in the additional paid-in capital.  All previously reported per-share amounts have been retroactively adjusted to reflect the 1-for-5 reverse stock split.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition.  We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

This report, as well as our 2002 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements.  We believe these discussions and statements fairly represent the financial position and operating results of our company.  The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in our 2002 Annual Report, we have made certain payments related to our TEL marketing agreements and expect to make an additional payment of $3.2 million in 2003.  The unamortized total at March 31, 2003, including the remaining payments, which we expect to make in 2003, is $36.9 million.  We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts.  We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL.  The customer base of TEL is significantly concentrated in a few countries and if conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period would have to be adjusted accordingly.  Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows.  While we feel the basis being used is appropriate, we continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $62.6 million at March 31, 2003.  These intangibles relate to our petroleum additives business and are being amortized over periods with up to thirteen years of remaining life.  We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate.  We also evaluate these intangibles for any potential impairment.  These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements.  However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value.  A reduction in the amortization period would have no cash effect.  While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of our 2002 Annual Report, as well as in the Notes to Consolidated Financial Statements of our 2002 Annual Report.  We feel our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate.  While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of our 2002 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and post-retirement plans in the financial statements.  These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate.  A change in any one of these assumptions could result in significantly different results for the plans.  We develop these assumptions after considering advice from a major global actuarial consulting firm.  Information is provided on the pension and post-retirement plans in Note 17 of our 2002 Annual Report.  In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7 of our 2002 Annual Report.

We believe the preceding discussion of some of the more critical accounting policies and assumptions will enhance the understanding of certain issues related to our efforts to provide an informative financial report.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003.  FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements.  Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities.  Certain of the requirements of FIN 46 are effective immediately.  All of the requirements are effective for interim or annual periods beginning after June 15, 2003.

We do not expect this interpretation to have a significant impact on Ethyl.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2002, except for interest rate risk, which is discussed below.

In April 2003, we entered into a long-term debt capital structure.  As part of that structure, $150 million of our long-term debt will be at a fixed rate of 8.875%.  The remaining debt will be at a variable rate of LIBOR plus 450 basis points. Under our previous facility, most of our borrowings had interest rates of LIBOR plus 375 basis points.  This new facility will cause our cash interest cost to be higher than the previous facility.

Based on $115 million of debt at variable rates under the new debt structure and holding all other variables constant, if LIBOR rates increased a hypothetical 10% (currently approximately 11 basis points), the annual effect on our earnings and cash flows would be higher interest expense of $100 thousand.

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

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.  Based upon that evaluation, our chief executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures are effective in timely alerting them to material information relating to Ethyl, including its consolidated subsidiaries, required to be included in Ethyl’s filings with the Securities and Exchange Commission.  Subsequent to the date of their evaluation, no significant changes were made in our internal controls or in other factors that could significantly affect these controls.

PART II – Other Information

ITEM 2.	Changes in Securities and Use of Proceeds

The indenture governing our senior notes and the credit agreement governing our senior credit facility contain restrictions on our ability to pay dividends and repurchase shares of our common stock.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Flows, Financial Condition, and Liquidity.”

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 4.1	Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee.

Exhibit 4.2

Form of 8.875% Senior Notes due 2010 (Included as Exhibit A to the Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee, which is filed as Exhibit 4.1 hereto).

Exhibit 4.3

Registration Rights Agreement, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, UBS Warburg LLC and SunTrust Capital Markets, Inc.

Exhibit 4.4

Purchase Agreement, dated as of April 15, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, as Representative of the Several Purchasers named therein.

	Exhibit 10.1	Credit Agreement, dated as of April 30, 2003.

	Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

	Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.

(b)	Current Reports on Form 8-K
	(i)	Dated January 21, 2003, reporting under Item 9, “Regulation FD Disclosure”, a press release announcing the sale of the phenolic antioxidant business to Albemarle Corporation.

(ii)

Dated March 3, 2003, reporting under Item 9, “Regulation FD Disclosure”, a press release announcing that the company had satisfied all conditions for the extension of its then credit facility to March 31, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

ETHYL CORPORATION
(Registrant)

Date: May 9, 2003	By:	/s/ D. A. FIORENZA

David A. Fiorenza Vice President and Treasurer (Principal Financial Officer)

Date: May 9, 2003	By:	/s/ WAYNE C. DRINKWATER

Wayne C. Drinkwater Controller (Principal Accounting Officer)

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ D. A. FIORENZA

David A. Fiorenza Vice President and Treasurer

EXHIBIT INDEX

Exhibit 4.1	Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee.

Exhibit 4.2

Form of 8.875% Senior Notes due 2010 (Included as Exhibit A to the Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee, which is filed as Exhibit 4.1 hereto).

Exhibit 4.3

Registration Rights Agreement, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, UBS Warburg LLC and SunTrust Capital Markets, Inc.

Exhibit 4.4

Purchase Agreement, dated as of April 15, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, as Representative of the Several Purchasers named therein.

Exhibit 10.1	Credit Agreement, dated as of April 30, 2003.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.