Form 10-Q
period 2003-06-30
ETHYL CORP
filed 2003-08-08
CIK 33656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒                    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                    No  ☐

Number of shares of common stock, $1 par value, outstanding as of July 31, 2003:    16,750,009.

ETHYL CORPORATION

I N D E X

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ETHYL CORPORATION AND SUBSIDIARIES

C ONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales	$180,574	$170,943	$354,040	$317,119
Cost of goods sold	136,576	135,665	273,982	251,783

Gross profit	43,998	35,278	80,058	65,336

TEL marketing agreements services	7,931	4,446	10,932	10,162

Selling, general, and administrative expenses	21,904	18,978	42,492	35,108
Research, development, and testing expenses	15,021	13,160	28,703	25,166

Operating profit	15,004	7,586	19,795	15,224

Interest and financing expenses	6,402	6,562	11,204	13,600
Other income (expense), net	56	(3,734)	(142)	(4,420)

Income (loss) from continuing operations before income taxes	8,658	(2,710)	8,449	(2,796)
Income tax expense	2,913	374	2,841	278

Income (loss) from continuing operations	5,745	(3,084)	5,608	(3,074)

Discontinued operations
Gain on disposal of business (net of tax of $8,391)	—	—	14,805	—
Income from operations of discontinued business (net of tax of $365 for second quarter and $877 for six months)	—	622	—	1,495

Income (loss) before cumulative effect of accounting changes	5,745	(2,462)	20,413	(1,579)

Cumulative effect of accounting changes (net of tax of $925 in 2003 and $615 in 2002)	—	—	1,624	(2,505)

Net income (loss)	$5,745	$(2,462)	$22,037	$(4,084)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.34	$(0.18)	$0.33	$(0.18)
Discontinued operations (net of tax)	—	0.04	0.89	0.09
Cumulative effect of accounting changes (net of tax)	—	—	0.10	(0.15)

Basic earnings (loss) per share	$0.34	$(0.14)	$1.32	$(0.24)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.34	$(0.18)	$0.33	$(0.18)
Discontinued operations (net of tax)	—	0.04	0.88	0.09
Cumulative effect of accounting changes (net of tax)	—	—	0.10	(0.15)

Diluted earnings (loss) per share	$0.34	$(0.14)	$1.31	$(0.24)

Shares used to compute basic earnings (loss) per share	16,724	16,691	16,706	16,691

Shares used to compute diluted earnings (loss) per share	16,969	16,691	16,829	16,691

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

C ONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30	December 31
	2003	2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,856	$15,478
Restricted cash	408	683
Trade and other accounts receivable, less allowance for doubtful accounts ($2,058—2003; $911—2002)	126,170	124,430
Receivable—TEL marketing agreements services	7,591	7,418
Inventories:
Finished goods and work-in-process	102,093	87,542
Raw materials	12,784	8,604
Stores, supplies and other	8,303	7,900

	123,180	104,046

Prepaid expenses	7,551	2,232
Deferred income taxes	12,044	14,339
Assets of discontinued operations	—	4,323

Total current assets	303,800	272,949

Property, plant and equipment, at cost	744,685	746,237
Less accumulated depreciation and amortization	564,939	547,518

Net property, plant and equipment	179,746	198,719

Prepaid pension cost	24,755	24,995
Deferred income taxes	9,541	9,494
Other assets and deferred charges	82,708	80,756
Intangibles, net of amortization	66,777	69,338

Total assets	$667,327	$656,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,429	$44,130
Accrued expenses	39,739	38,778
Long-term debt, current portion	9,517	40,537
Income taxes payable	13,147	6,288

Total current liabilities	115,832	129,733

Long-term debt	246,276	249,530
Other noncurrent liabilities	125,107	123,910
Commitments and contingencies (Note 4)

Shareholders’ equity
Common stock ($1 par value)
Issued—16,734,009 in 2003 and 16,689,009 in 2002	16,734	16,689
Additional paid-in capital	66,916	66,766
Accumulated other comprehensive loss	(24,492)	(29,294)
Retained earnings	120,954	98,917

	180,112	153,078

Total liabilities and shareholders’ equity	$667,327	$656,251

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

C ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30
	2003	2002
Cash and cash equivalents at beginning of year	$15,478	$12,382

Cash flows from operating activities:
Net income (loss)	22,037	(4,084)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and other amortization	23,285	24,227
Amortization of deferrred financing costs	3,228	2,914
Gain on sale of phenolic antioxidant business	(23,196)	—
Cumulative effect of accounting changes	(2,549)	3,120
Prepaid pension cost	2,780	2,957
TEL working capital advance	1,300	479
Deferred income tax expense (benefit)	118	(4,361)
Net loss on impairments	—	4,033
Working capital changes	(7,877)	3,753
Proceeds from legal settlement	4,825	—
Proceeds from contract settlement	—	2,700
Other, net	1,519	2,596

Cash provided from operating activities	25,470	38,334

Cash flows from investing activities:
Capital expenditures	(4,104)	(7,248)
Proceeds from sale of phenolic antioxidant business	27,770	—
Proceeds from sale of certain assets	12,576	—
Prepayment for TEL marketing agreements services	(3,200)	(12,800)
Other, net	13	7

Cash provided from (used in) investing activities	33,055	(20,041)

Cash flows from financing activities:
Repayment of debt—old agreements	(284,519)	(43,640)
Net borrowings—old agreements	—	30,340
Issuance of senior notes and term loan	265,000	—
Repayments on term loan	(14,490)	—
Debt issuance costs	(13,094)	(1,982)
Other, net	(44)	(248)

Cash used in financing activities	(47,147)	(15,530)

Increase in cash and cash equivalents	11,378	2,763

Cash and cash equivalents at end of period	$26,856	$15,145

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

N OTES TO FINANCIAL STATEMENTS

(tabular amounts in thousands, except where noted; excluding share and per-share amounts)

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2003, as well as the consolidated results of operations for the three- and six-month periods ended June 30, 2003 and 2002, and the consolidated cash flows for the six-months ended June 30, 2003 and 2002. The financial statements are subject to normal year-end audit adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Annual Report). The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts have been reclassified to conform to the current presentation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company,” and “Ethyl” are to Ethyl Corporation and its subsidiaries.

2.	After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation. Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility. The accounts receivable and inventory, which were sold, are reported as “Assets of discontinued operations” on our December 31, 2002 Consolidated Balance Sheet. The net book value of the fixed assets was zero. The cost and accumulated depreciation of these fixed assets have been removed from the property, plant, and equipment captions on the December 31, 2002 Consolidated Balance Sheet. The net sales of the discontinued business were $4.5 million for the second quarter of 2002 and $8.9 million for the first six months of last year.

We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

3.	The cumulative effect of accounting change in six months 2003 reflects the gain of $2.5 million ($1.6 million after tax or $.10 per share) recognized upon the January 1, 2003 adoption of Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. These obligations had been previously fully accrued. Upon the implementation of SFAS No. 143 on January 1, 2003, these accruals were discounted to their net present value to comply with the requirements of SFAS No. 143, which resulted in the recognition of a gain. Current accruals of the asset retirement obligations are being expensed in operations. The following table illustrates the activity associated with the adoption of SFAS No. 143.

Asset retirement obligation, December 31, 2002	$14,828
Gain upon implementation of SFAS No. 143	(2,549)
Accretion expense	461
Liabilities settled	(431)
Foreign currency impact	867

Asset retirement obligation, June 30, 2003	$13,176

Had we adopted SFAS No. 143 on January 1, 2002, accretion expense would have been approximately $200 thousand ($100 thousand after tax or $.01 per share) for the second quarter 2002 and $400 thousand ($200 thousand after tax or $.02 per share) for six months 2002.

The six months 2002 cumulative effect of accounting change reflects the impairment of goodwill of $3.1 million ($2.5 million after tax or $.15 per share) resulting from the January 1, 2002 adoption of SFAS No. 142.

4.	There have been no significant changes in our commitments and contingencies, including legal proceedings, from those reported in our 2002 Annual Report, except for the sale-leaseback transaction described in Note 12. This transaction will result in increased annual rental expense of approximately $1.1 million.

Our accruals for environmental remediation were $24 million at June 30, 2003 and $23 million at December 31, 2002. We recorded expected insurance reimbursement assets for these amounts of $4 million at both June 30, 2003 and December 31, 2002. When significant events or circumstances occur that might impair the value of this insurance receivable, we evaluate recoverability of the recorded amounts. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $11 million at June 30, 2003 and $13 million at December 31, 2002.

5.	We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. See Note 14 in our 2002 Annual Report for further information on our stock-based compensation plan. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Net income (loss), as reported	$5,745	$(2,462)	$22,037	$(4,084)
Less: Total stock-based employee compensation expense determined under the fair-value based method net of related tax effect	(82)	(157)	(164)	(314)

Net income (loss), pro forma	$5,663	$(2,619)	$21,873	$(4,398)

Earnings (loss) per share:
Basic, as reported	$0.34	$(0.14)	$1.32	$(0.24)

Basic, pro forma	$0.34	$(0.15)	$1.31	$(0.26)

Diluted, as reported	$0.34	$(0.14)	$1.31	$(0.24)

Diluted, pro forma	$0.33	$(0.15)	$1.30	$(0.26)

6.	The tables below show our consolidated net sales by segment, operating profit by segment, reconciliation to income (loss) from continuing operations before income taxes, and depreciation and amortization by segment.

Net Sales by Segment

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003		2003
Petroleum additives	$178.8	$167.9	$350.6	$312.4
Tetraethyl lead	1.8	3.0	3.4	4.7

Consolidated net sales	$180.6	$170.9	$354.0	$317.1

Segment Operating Profit

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Petroleum additives	$16.6	$12.6	$28.4	$20.4
Tetraethyl lead	6.3	3.4	10.2	6.2

Segment operating profit	22.9	16.0	38.6	26.6
(Deduct) add back nonrecurring itemsto reconcile Segment Reporting to Consolidated Statements of Income	—	—	(2.5)	3.1
Corporate unallocated expense	(4.4)	(4.0)	(9.0)	(6.3)
Interest expense	(6.4)	(6.6)	(11.2)	(13.6)
Writedown investments and property	—	(4.1)	—	(4.1)
Pension expense	(1.4)	(1.5)	(2.8)	(3.0)
Other expense, net	(2.0)	(2.5)	(4.7)	(5.5)

Income (loss) from continuing operations before income taxes	$8.7	$(2.7)	$8.4	$(2.8)

Depreciation and Amortization

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Petroleum additives	$9.0	$8.6	$17.3	$17.9
Tetraethyl lead	2.6	2.7	5.3	5.5
Other long-lived assets	2.3	1.6	3.9	3.7

Total depreciation and amortization	$13.9	$12.9	$26.5	$27.1

7.	Other income (expense), net included expenses related to debt refinancing activities of $300 thousand for six months 2003. Second quarter 2002 and six months 2002 included a loss on the impairment of nonoperating assets of $4.1 million. Expenses related to debt refinancing activities for six months 2002 amounted to $1.0 million.

8.	Basic and diluted earnings (loss) per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common share. At June 30, 2003 and June 30, 2002, we had outstanding options to purchase 303,200 shares of common stock at $62.50 per share, as well as 50,000 shares of common stock at $44.40 per share. In addition, at June 30, 2002, there were outstanding options to purchase 4,177 shares of common stock at $64.15 per share. None of these options were included in the computation of diluted earnings per share for any period.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Basic earnings per share
Numerator:
Net income (loss)	$5,745	$(2,462)	$22,037	$(4,084)

Denominator:
Average number of shares of common stock outstanding	16,724	16,691	16,706	16,691

Basic earnings (loss) per share	$.34	$(.14)	$1.32	$(.24)

Diluted earnings per share
Numerator:
Net income (loss)	$5,745	$(2,462)	$22,037	$(4,084)

Denominator:
Average number of shares of common stock outstanding	16,724	16,691	16,706	16,691
Shares issuable upon exercise of stock options	245	—	123	—

Total shares	16,969	16,691	16,829	16,691

Diluted earnings (loss) per share	$.34	$(.14)	$1.31	$(.24)

9.	The following table provides certain information related to our intangible assets.

	June 30 2003		December 31 2002
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$28,594	$85,910	$26,333
Contracts	40,873	37,008	40,873	36,644

	$126,783	$65,602	$126,783	$62,977

Nonamortizing intangible assets
Minimum pension liabilities	$5,596		$5,532

Aggregate amortization expense		$2,625		$5,677

Estimated amortization expense for the next five years is expected to be:

•	2003 $5,896
•	2004 $6,540
•	2005 $5,365
•	2006 $4,524
•	2007 $4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

10.	Long-term debt consisted of the following:

	June 30	December 31
	2003	2002
Senior notes	$150,000	$—
Term loan agreements	100,510	211,679
Revolving credit agreement	—	54,200
Private borrowing	—	18,640

	250,510	284,519
Obligations under capital lease	5,283	5,548

Total debt	255,793	290,067
Less current portion	(9,517)	(40,537)

Long-term debt	$246,276	$249,530

On April 30, 2003, we entered into a new long-term debt structure for Ethyl. The debt structure includes senior notes and a senior credit facility with a bank term loan and a revolving credit facility.

We sold, in a private offering, senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. On June 26, 2003, we commenced an exchange offer for all of the outstanding 8.875% senior notes. We offered to exchange up to $150 million aggregate principal amount of our 8.875% senior notes due in 2010 which have been registered under the Securities Act of 1933, as amended, for a like principal amount of the original unregistered senior notes. The exchange offer expired as scheduled at 5:00 p.m., New York City time, on Monday, July 28, 2003. All of the notes were tendered. The terms of the exchange securities are identical in all material respects to the terms of the original securities for which they were exchanged, except that the registration rights and the transfer restrictions, applicable to the original securities, are not applicable to the exchange securities.

The bank term loan was initially for $115 million and has a variable interest rate of LIBOR plus 450 basis points (5.62% at June 30, 2003). The term loan matures in April 2009 and has scheduled quarterly payments, which began in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 400 basis points and matures in April 2008.

The senior credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature.

The proceeds from the senior notes and the bank term loan were used to repay existing debt. We incurred financing costs of approximately $11.5 million in obtaining the new credit facilities, which will be amortized over periods of six to seven years.

For a more detailed description of the long-term debt structure, see Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Cash Flows, Financial Condition and Liquidity.”

11.	The components of comprehensive income consist of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Net income (loss)	$5,745	$(2,462)	$22,037	$(4,084)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable equity securities	606	113	266	(273)
Unrealized gain on derivative instruments	26	—	26	—
Foreign currency translation adjustments	3,426	5,252	4,510	4,885

Other comprehensive income	4,058	5,365	4,802	4,612

Comprehensive income	$9,803	$2,903	$26,839	$528

The components of accumulated other comprehensive loss consist of the following:

	June 30	December 31
	2003	2002
Unrealized (loss) on marketable equity securities	$(354)	$(620)
Minimum pension liability adjustment	(10,902)	(10,902)
Unrealized gain on derivative instruments	26	—
Foreign currency translation adjustments	(13,262)	(17,772)

Accumulated other comprehensive loss	$(24,492)	$(29,294)

12.	In June 2003, we entered into a sale-leaseback transaction for the land, buildings, and certain equipment located at our Bracknell, England facility. We received $11.1 million for the assets, which had a net book value of $9.6 million. The resulting operating lease is for ten years with a break option after five years. The gain of $1.5 million was deferred and will be amortized over the term of the lease agreement.

13.	The Financial Accounting Standards Board (FASB) issued two new accounting standards during the second quarter of 2003. Statement of Financial Accounting Standard Number 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” clarifies accounting and reporting requirements for derivative instruments and hedging activities. The statement is generally effective for derivative and hedging activities entered into after June 30, 2003. Statement of Financial Accounting Standards Number 150 (SFAS 150), “Accounting for Certain Financial Instruments with

Characteristics of Both Liabilities and Equity” establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective at the beginning of the first interim period after June 15, 2003. We do not expect either of these statements to have a significant impact on Ethyl.

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

14.	The 8.875% senior notes due 2010 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. The Guarantor Subsidiaries and the Non-Guarantor subsidiaries are wholly-owned by Ethyl Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following.

Domestic Subsidiaries

Ethyl Asia Pacific Company

Ethyl Export Corporation

Ethyl Interamerica Corporation

Ethyl Petroleum Additives, Inc.

Ethyl Ventures, Inc.

Interamerica Terminals Corporation

The Edwin Cooper Corporation

Ethyl Additives Corporation

Foreign Subsidiaries

Ethyl Europe SPRL

Ethyl Brasil Aditivos, LTDA

Ethyl Administration GmbH

Ethyl Services, GmbH

We conduct much of our business and derive much of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company. We are currently able to transfer funds from our foreign subsidiaries although certain conditions may arise occasionally that may restrict these transfers.

The following financial information sets forth, on a consolidating basis, the financial position as of June 30, 2003 and December 31, 2002; results of operations for the three- and six-month periods ended June 30, 2003 and 2002; and cash flows for the six-month periods ended June 30, 2003 and 2002 for the Parent Company, the Guarantor

Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2003

(in thousands of dollars, unaudited)

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$1,470	$142,829	$98,697	$(62,422)	$180,574
Cost of goods sold	3,140	108,978	86,943	(62,485)	136,576

Gross (loss) profit	(1,670)	33,851	11,754	63	43,998

TEL marketing agreements services	(826)	4,259	4,498	—	7,931
Intercompany service fee income (expense) from TEL marketing agreement	4,232	193	(4,425)	—	—

Selling, general, and administrative expenses	7,595	5,992	8,317	—	21,904
Research, development, and testing expenses	—	12,095	2,926	—	15,021

Operating (loss) profit	(5,859)	20,216	584	63	15,004

Interest and financing expenses	6,087	315	—	—	6,402
Other (expense) income, net	(15)	58	13	—	56

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(11,961)	19,959	597	63	8,658
Income tax (benefit) expense	(3,567)	6,083	408	(11)	2,913
Equity income of subsidiaries	14,139	—	—	(14,139)	—

Net income	$5,745	$13,876	$189	$(14,065)	$5,745

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2002

(in thousands of dollars, unaudited)

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$2,857	$135,912	$95,951	$(63,777)	$170,943
Cost of goods sold	5,002	100,523	90,549	(60,409)	135,665

Gross (loss) profit	(2,145)	35,389	5,402	(3,368)	35,278

TEL marketing agreements services	(797)	(1,673)	6,916	—	4,446
Intercompany service fee income (expense) from TEL marketing agreement	6,578	(2)	(6,576)	—	—

Selling, general, and administrative expenses	7,384	5,335	6,259	—	18,978
Research, development, and testing expenses	—	10,107	3,053	—	13,160

Operating (loss) profit	(3,748)	18,272	(3,570)	(3,368)	7,586

Interest and financing expenses	6,211	351	—	—	6,562
Other (expense) income, net	(216)	(3,516)	(2)	—	(3,734)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(10,175)	14,405	(3,572)	(3,368)	(2,710)
Income tax (benefit) expense	(5,280)	7,543	(620)	(1,269)	374
Equity income of subsidiaries	1,811	—	—	(1,811)	—

(Loss) income from continuing operations	(3,084)	6,862	(2,952)	(3,910)	(3,084)
Income from operations of discontinued business (net of tax)	622	515	163	(678)	622

Net (loss) income	$(2,462)	$7,377	$(2,789)	$(4,588)	$(2,462)

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2003

(in thousands of dollars, unaudited)

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$3,008	$271,259	$197,432	$(117,659)	$354,040
Cost of goods sold	7,587	210,825	174,854	(119,284)	273,982

Gross (loss) profit	(4,579)	60,434	22,578	1,625	80,058

TEL marketing agreements services	27	4,012	6,893	—	10,932
Intercompany service fee income (expense) from TEL marketing agreement	6,421	1	(6,422)	—	—

Selling, general, and administrative expenses	16,283	10,720	15,489	—	42,492
Research, development, and testing expenses	—	22,905	5,798	—	28,703

Operating (loss) profit	(14,414)	30,822	1,762	1,625	19,795

Interest and financing expenses	10,521	683	—	—	11,204
Other (expense) income, net	(93)	114	(163)	—	(142)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(25,028)	30,253	1,599	1,625	8,449
Income tax (benefit) expense	(8,787)	9,997	1,042	589	2,841
Equity income of subsidiaries	21,849	—	—	(21,849)	—

Income from continuing operations	5,608	20,256	557	(20,813)	5,608

Gain on disposal of business (net of tax)	14,805	—	—	—	14,805

Income before cumulative effect of accounting change	20,413	20,256	557	(20,813)	20,413

Cumulative effect of accounting change (net of tax)	1,624	74	438	(512)	1,624

Net income	$22,037	$20,330	$995	$(21,325)	$22,037

Consolidating Statements of Income

Six Months Ended June 30, 2002

(in thousands of dollars, unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$4,267	$247,878	$175,972	$(110,998)	$317,119
Cost of goods sold	8,192	187,178	160,328	(103,915)	251,783

Gross (loss) profit	(3,925)	60,700	15,644	(7,083)	65,336

TEL marketing agreements services	(796)	(1,558)	12,516	—	10,162
Intercompany service fee income (expense) from TEL marketing agreement	12,017	25	(12,042)	—	—

Selling, general, and administrative expenses	13,081	9,922	12,105	—	35,108
Research, development, and testing expenses	—	20,011	5,155	—	25,166

Operating (loss) profit	(5,785)	29,234	(1,142)	(7,083)	15,224

Interest and financing expenses	12,888	712	—	—	13,600
Other (expense) income, net	(984)	(3,485)	49	—	(4,420)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(19,657)	25,037	(1,093)	(7,083)	(2,796)
Income tax (benefit) expense	(8,782)	11,483	219	(2,642)	278
Equity income of subsidiaries	7,801	—	—	(7,801)	—

(Loss) income from continuing operations	(3,074)	13,554	(1,312)	(12,242)	(3,074)

Income from operations of discontinued business (net of tax)	1,495	1,262	358	(1,620)	1,495

(Loss) income before cumulative effect of accounting change	(1,579)	14,816	(954)	(13,862)	(1,579)

Cumulative effect of accounting change (net of tax)	(2,505)	—	(853)	853	(2,505)

Net (loss) income	$(4,084)	$14,816	$(1,807)	$(13,009)	$(4,084)

Ethyl Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2003

(in thousands of dollars, unaudited )

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$8,561	$7,251	$11,044	$—	$26,856
Restricted cash	408	—	—	—	408
Trade and other accounts receivable, net	4,537	64,707	56,926	—	126,170
Receivable—TEL marketing agreements services	—	3,892	3,699	—	7,591
Amounts due from affiliated companies	242,901	313,424	42,952	(599,277)	—
Inventories	4,364	74,493	53,522	(9,199)	123,180
Deferred income taxes	4,625	3,248	668	3,503	12,044
Prepaid expenses	5,938	516	1,097	—	7,551

Total current assets	271,334	467,531	169,908	(604,973)	303,800

Amounts due from affiliated companies	27,917	—	2,500	(30,417)	—

Property, plant and equipment, at cost:	227,998	452,094	64,593	—	744,685
Less accumulated depreciation & amortization	157,672	345,896	61,371	—	564,939

Net property, plant and equipment	70,326	106,198	3,222	—	179,746

Investment in consolidated subsidiaries	415,837	—	—	(415,837)	—
Prepaid pension cost	18,407	538	5,810	—	24,755
Deferred income taxes	15,034	(8,597)	3,104	—	9,541
Other assets and deferred charges	33,658	42,747	6,303	—	82,708
Intangibles-net of amortization	1,711	62,770	2,296	—	66,777

Total assets	$854,224	$671,187	$193,143	$(1,051,227)	$667,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,088	$33,093	$18,248	$—	$53,429
Accrued expenses	17,102	17,284	5,353	—	39,739
Amounts due to affiliated companies	304,605	228,896	65,776	(599,277)	—
Long-term debt, current portion	8,963	554	—	—	9,517
Income taxes payable	9,290	2,725	1,132	—	13,147

Total current liabilities	342,048	282,552	90,509	(599,277)	115,832

Long-term debt	241,546	4,730	—	—	246,276
Amounts due to affiliated companies	—	30,417	—	(30,417)	—
Other noncurrent liabilities	90,518	8,209	26,380	—	125,107

Total liabilities	674,112	325,908	116,889	(629,694)	487,215

Shareholders’ equity:
Common stock	16,734	32,268	35,498	(67,766)	16,734
Additional paid-in capital	66,916	240,320	5,793	(246,113)	66,916
Accumulated other comprehensive loss	(24,492)	(11,982)	(8,814)	20,796	(24,492)
Retained earnings	120,954	84,673	43,777	(128,450)	120,954

Total shareholders’ equity	180,112	345,279	76,254	(421,533)	180,112

Total liabilities and shareholders’ equity	$854,224	$671,187	$193,143	$(1,051,227)	$667,327

Ethyl Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2002

(in thousands of dollars)

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$1,366	$4,206	$9,906	$—	$15,478
Restricted cash	683	—	—	—	683
Trade and other accounts receivable, net	13,306	58,825	52,299	—	124,430
Receivable—TEL marketing agreements services	—	(962)	8,380	—	7,418
Amounts due from affiliated companies	60,696	103,369	41,543	(205,608)	—
Inventories	2,958	61,153	50,759	(10,824)	104,046
Deferred income taxes	4,558	5,042	647	4,092	14,339
Prepaid expenses	923	280	1,029	—	2,232
Assets of discontinued operations	—	2,722	1,601	—	4,323

Total current assets	84,490	234,635	166,164	(212,340)	272,949

Amounts due from affiliated companies	29,694	—	2,500	(32,194)	—

Property, plant and equipment, at cost:	227,453	443,399	75,385	—	746,237
Less accumulated depreciation & amortization	154,283	330,463	62,772	—	547,518

Net property, plant and equipment	73,170	112,936	12,613	—	198,719

Investment in consolidated subsidiaries	389,444		—	(389,444)	—
Prepaid pension cost	20,777	538	3,680	—	24,995
Deferred income taxes	15,364	(9,483)	3,613	—	9,494
Other assets and deferred charges	25,625	48,473	6,658	—	80,756
Intangibles-net of amortization	1,710	65,397	2,231	—	69,338

Total assets	$640,274	$452,496	$197,459	$(633,978)	$656,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,180	$22,039	$19,911	$—	$44,130
Accrued expenses	17,922	16,630	4,226	—	38,778
Amounts due to affiliated companies	87,965	43,871	73,772	(205,608)	—
Long-term debt, current portion	40,000	537	—	—	40,537
Income taxes payable	2,415	1,561	2,312	—	6,288

Total current liabilities	150,482	84,638	100,221	(205,608)	129,733

Long-term debt	244,519	5,011	—	—	249,530
Amounts due to affiliated companies	—	32,194	—	(32,194)	—
Other noncurrent liabilities	92,195	8,032	23,683	—	123,910

Total liabilities	487,196	129,875	123,904	(237,802)	503,173

Shareholders’ equity:
Common stock	16,689	32,268	35,498	(67,766)	16,689
Additional paid-in capital	66,766	240,320	5,793	(246,113)	66,766
Accumulated other comprehensive loss	(29,294)	(14,309)	(10,517)	24,826	(29,294)
Retained earnings	98,917	64,342	42,781	(107,123)	98,917

Total shareholders’ equity	153,078	322,621	73,555	(396,176)	153,078

Total liabilities and shareholders’ equity	$640,274	$452,496	$197,459	$(633,978)	$656,251

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2003

(in thousands of dollars, unaudited )

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash provided from operating activities	$22,955	$12,242	$(9,727)	—	$25,470

Cash flows from investing activities
Capital expenditures	(709)	(3,158)	(237)	—	(4,104)
Proceeds from sale of phenolic antioxidant business	27,770	—	—	—	27,770
Proceeds from sale of certain assets	1,500	—	11,076	—	12,576
Prepayment for TEL marketing agreements services	—	(3,200)	—	—	(3,200)
Decrease in intercompany loans	2,574	—	—	(2,574)	—
Other, net	13	—	—	—	13

Cash provided from (used in) investing activities	31,148	(6,358)	10,839	(2,574)	33,055

Cash flows from financing activities
Repayments of debt	(284,519)	—	—	—	(284,519)
Issuance of senior notes and term loan	265,000	—	—	—	265,000
Repayments on term loan	(14,490)			—	(14,490)
Repayment of intercompany notes payable	—	(5,774)	—	5,774	—
Financing from parent	—	3,200	—	(3,200)	—
Debt issuance costs	(13,094)	—	—	—	(13,094)
Other, net	195	(265)	26	—	(44)

Cash (used in) provided from financing activities	(46,908)	(2,839)	26	2,574	(47,147)

Increase in cash and cash equivalents	7,195	3,045	1,138	—	11,378
Cash and cash equivalents at beginning of year	1,366	4,206	9,906	—	15,478

Cash and cash equivalents at end of period	$8,561	$7,251	$11,044	$—	$26,856

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2002

(in thousands of dollars, unaudited )

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$30,381	$6,884	$1,069	$—	$38,334

Cash flows from investing activities
Capital expenditures	(3,232)	(3,794)	(222)	—	(7,248)
Prepayment for TEL marketing agreements services	—	(12,800)	—	—	(12,800)
Increase in intercompany loans	(10,585)	—	—	10,585	—
Cash dividends from subsidiaries	4,405	—	—	(4,405)	—
Other, net	7	—	—	—	7

Cash used in investing activities	(9,405)	(16,594)	(222)	6,180	(20,041)

Cash flows from financing activities
Repayments of debt	(43,640)	—	—	—	(43,640)
Net borrowings	30,340	—	—	—	30,340
Repayment of intercompany notes payable	—	(2,215)	—	2,215	—
Financing from parent	—	12,800	—	(12,800)	—
Debt issuance costs	(1,982)	—	—	—	(1,982)
Cash dividends paid	—	—	(4,405)	4,405	—
Other, net	—	(248)	—	—	(248)

Cash (used in) provided from financing activities	(15,282)	10,337	(4,405)	(6,180)	(15,530)

Increase (decrease) in cash and cash equivalents	5,694	627	(3,558)	—	2,763
Cash and cash equivalents at beginning of year	(4,476)	5,759	11,099	—	12,382

Cash and cash equivalents at end of period	$1,218	$6,386	$7,541	$—	$15,145

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Net Sales

Our consolidated net sales for the second quarter 2003 amounted to $180.6 million, representing an increase of 6% from the 2002 level of $170.9 million. The six months 2003 consolidated net sales of $354.0 million were 12% higher than the six months 2002 amount of $317.1 million. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Petroleum additives	$178.8	$167.9	$350.6	$312.4
Tetraethyl lead	1.8	3.0	3.4	4.7

Consolidated net sales	$180.6	$170.9	$354.0	$317.1

Petroleum Additives Segment

Petroleum additives net sales in the second quarter 2003 of $178.8 million were up $10.9 million (6%) from $167.9 million in the second quarter 2002. Total volumes shipped were 3% lower for the second quarter 2003 as compared to the same period in 2002 reflecting lower shipments of engine oil additive products, which more than offset shipment increases across all other product lines. Volumes were lower overall, but combined with product mix, resulted in higher sales of $5.7 million. The remaining increase in net sales primarily resulted from higher prices and a favorable foreign currency effect.

The six months 2003 net sales were $38.2 million (12%) higher than the six months 2002. Similarly to second quarter 2003, shipments were higher across all product lines except for engine oil additive products. The overall increase of 5% in volumes shipped, combined with product mix resulted in higher sales of $29.0 million. Higher selling prices and favorable foreign currency caused the remaining increase in net sales.

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

Total TEL sales in the second quarter 2003 and six months 2003 were lower when compared to the same periods in 2002. There were no sales to Octel for either of the six months ended June 30, 2003 or June 30, 2002.

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

The table below reports operating profit by segment.

Segment Operating Profit

(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Petroleum additives before nonrecurring items	$16.6	$12.3	$28.3	$21.6
Nonrecurring items	—	0.3	0.1	(1.2)

Total petroleum additives	16.6	12.6	28.4	20.4
Tetraethyl lead before nonrecurring items	6.3	3.4	7.8	7.8
Nonrecurring items	—	—	2.4	(1.6)

Total tetraethyl lead	6.3	3.4	10.2	6.2

Segment operating profit	$22.9	$16.0	$38.6	$26.6

Second quarter 2003 operating profit of $22.9 million did not include any nonrecurring items. Operating profit for the same 2002 period was $16.0 million, including a nonrecurring income item of $255 thousand for a change in the estimate of the restructuring accrual for the engine oil additive rationalization. Excluding the nonrecurring item, combined operating profit for the second quarter 2003 was $7.2 million higher than second quarter 2002. This reflects increases in both the petroleum additives and tetraethyl lead segments.

Six months 2003 segment operating profit was $38.6 million and included nonrecurring income of $2.5 million related to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143 – “Accounting for Asset Retirement Obligations.” Six months 2002 segment operating profit was $26.6 million and included a nonrecurring charge of $3.1 million for the impairment of goodwill upon the adoption of SFAS 142 – “Goodwill and Other Intangible Assets.” In addition, six months 2002 included a nonrecurring income item of $255 thousand for a change in the estimate of the restructuring accrual for the engine oil additive rationalization. Excluding these nonrecurring items, combined segment operating profit was $6.7 million higher than 2002 levels, reflecting an increase in petroleum additives operating profit.

Petroleum Additives Segment

We were recently notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers of their intent to terminate a contract in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted the amortization of this intangible to coincide with the 2005 termination date. We are pursuing other supply alternatives, which may not be as favorable as our current terms. In the event we cannot achieve the same or similar terms, our cost will increase.

Second Quarter 2003 vs. Second Quarter 2002—Petroleum additives second quarter 2003 operating profit was $16.6 million as compared to $12.6 million for second quarter 2002. Excluding nonrecurring items, petroleum additives operating profit for the second quarter 2003 of $16.6 million increased 34% from second quarter 2002 operating profit of $12.3 million on the same basis.

The improved second quarter profits this year are primarily in the fuels product line. While overall shipments were down 3%, shipments of higher margin products increased over second quarter 2002. The improved profit also benefited from improved production cost including an increase in inventory levels during the period. A favorable foreign exchange impact, primarily from the stronger Euro, also contributed to improved operating results. Raw material costs were up between the two quarters resulting mostly from an increase in raw material prices. Energy costs have also increased. These higher costs had the effect of compressing gross margins, as price increases were only able to offset a portion of the cost increases.

The nonrecurring income of $255 thousand in the second quarter 2002 was a change in the estimate for the restructuring accrual related to the 2001 engine oil additive rationalization charge.

Research, development, and testing expenses (R&D) in the petroleum additives segment were $2.1 million higher when comparing second quarter 2003 to the same period in 2002. In addition to an unfavorable foreign currency effect, increases in personnel supporting specialty additives, as well as outside testing for this product line, generated most of the increase as we continue to support growth and customer requirements.

Selling, general, and administrative expenses (SG&A) increased $3.2 million or 25.4% from second quarter 2002 levels. SG&A expenses included an increase in our allowance for doubtful accounts. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 15.2% for the second quarter 2002 to 17.2% for the same period this year. This increase reflects the 25.4% increase in SG&A, as compared to a smaller increase in net sales from second quarter 2002.

Six Months 2003 vs. Six Months 2002 – Petroleum additives six months 2003 operating profit was $28.4 million as compared to $20.4 million for six months 2002. Excluding nonrecurring items, petroleum additives operating profit for the six months 2003 of $28.3 million increased 31% from six months 2002 operating profit of $21.6 million on the same basis.

The improved six months profits this year are across all major product lines and reflect an increase of 5% in shipments. The improved profit also reflects improved production costs as noted in the second quarter discussion, including a build-up of inventory levels. Operating profit also improved due to favorable foreign currency impact, primarily from the Euro. Raw material costs were also up between the two six month periods resulting from the higher shipments and an increase in raw material prices. Energy costs continue to be higher than last year.

The nonrecurring income of $100 thousand for the six months 2003 was the gain recognized upon the implementation of SFAS No. 143. The nonrecurring item for the six months 2002 was for a $1.5 million impairment of goodwill, which was partially offset by the $255 thousand benefit related to a change in estimate of the restructuring accrual for the engine oil additive rationalization. The goodwill impairment was done in accordance with SFAS No. 142.

Research, development, and testing expenses (R&D) in the petroleum additives segment were $3.8 million higher when comparing six months 2003 to the same period in 2002. In addition to an unfavorable foreign currency impact, the higher expenses primarily resulted from increases in outside testing and personnel support for the specialty additives product line, as well as fleet tests and health tests in the methylcyclopentadienyl manganese tricarbonyl (MMT) product line.

Selling, general, and administrative expenses (SG&A) increased $5.0 million or 20.9% from six months 2002 levels. SG&A expenses included an increase in our allowance for doubtful accounts. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 15.7% for the six months 2002 to 16.5% for six months this year. This increase reflects the 20.9% increase in SG&A expenses from six months 2002, as compared to a 12% increase in net sales.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the second quarter 2003 was $7.9 million, which was $3.5 million higher than the second quarter last year. The marketing agreement operating profit was $10.9 million for six months 2003 and $10.2 million for six months 2002. This segment is characterized by large swings in quarterly profitability, and these results reflect the timing of shipments. Second quarter and six months results for both 2003 and 2002 also include certain cost adjustments in accordance with the marketing agreements.

Other TEL operations not included in the marketing agreements declined $500 thousand from the second quarter last year and $800 thousand compared to the six-month period of 2002. These declines reflect increased charges related to environmental and premises asbestos liabilities.

Also included in TEL for the six months 2003 is nonrecurring income of $2.4 million from the implementation of SFAS No. 143. Six months 2002 included a nonrecurring charge of $1.6 million required by the adoption of SFAS No. 142 reflecting an impairment of goodwill.

While the market for this product is continuing to decline, this business continues to supply Ethyl with strong cash flows.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Interest and Financing Expenses

Second quarter 2003 interest and financing expenses were $6.4 million as compared to $6.6 million in 2002. Lower average debt resulted in a decrease in interest and financing expenses of $1.2 million. Higher average interest rates resulted in an increase of $300 thousand. Fees and amortization of financing costs were $700 thousand higher.

Interest and financing expenses of $11.2 million for six months 2003 were $2.4 million lower than the same 2002 period. Similarly to the second quarter, lower average debt caused a reduction of $2.2 million and slightly higher interest rates negatively impacted interest and financing expenses $300 thousand. Fees and amortization were $500 thousand favorable when comparing six months 2003 to 2002.

On April 30, 2003, we entered into a new long-term debt structure. Interest costs under the long-term debt structure will vary from our former credit facility. The interest on the seven year $150 million senior notes is at a fixed rate of 8.875%. The interest rates on the remaining debt are at variable rates of LIBOR plus a premium of 400 to 450 basis points.

Other Income (Expense), Net

Other income (expense), net was $56 thousand income for second quarter 2003 and $142 thousand expense for six months 2003. Both periods were comprised of a number of small items, including $300 thousand for expenses related to debt refinancing activities for the six months.

The second quarter 2002 amounted to $3.7 million expense and included a $4.1 million impairment of nonoperating assets. Six months 2002 was $4.4 million expense, including the $4.1 million impairment of nonoperating assets, as well as $1.0 million for debt refinancing activities.

Income Taxes

Income taxes for second quarter 2003 were $2.9 million with an effective income tax rate 33.6%.

Total income taxes for six months 2003, including taxes on the gain on the sale of the phenolic antioxidant business in 2003 and the cumulative effect of accounting change, were $12.2 million with an effective income tax rate 35.6%.

Second quarter 2002 income tax expense was $400 thousand, while income taxes for the first half of last year were an expense of $300 thousand. The effective tax rates in 2002 are not relevant as both periods include unusual items, which impacted income tax expense. The tax expense for second quarter and six months 2002, combined with a before-tax book loss, results from the then nondeductibility of the capital losses related to the impairment of certain nonoperating assets. A valuation allowance of approximately $1.4 million was recorded at June 30, 2002, primarily due to the uncertainty of whether the capital loss carryforward related to the impairments would ultimately be realized. This valuation allowance was released in December 2002. In addition, the effective income tax rate for six months 2002 was impacted by the nondeductibility of a portion of the goodwill impairment charge.

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

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility. The accounts receivable and inventory, which were sold, are reported as “Assets of discontinued operations” on our Consolidated Balance Sheets. The net book value of the fixed assets was zero. The cost and accumulated depreciation of these fixed assets have been removed from the property, plant, and equipment captions on our Consolidated Balance Sheets.

The income from operations of discontinued business reflected in our Consolidated Statements of Income is on an after-tax basis. The net sales of the discontinued business were $4.5 million for the second quarter 2002 and $8.9 million for six months 2002. We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

Cumulative Effect of Accounting Changes

As discussed above in the “Segment Operating Profit” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143—“Accounting for Asset Retirement Obligations.”

We wrote-off goodwill of $3.1 million in first quarter 2002 in accordance with SFAS No. 142—“Goodwill and Other Intangible Assets.” On an after-tax basis, this amounted to $2.5 million.

Both of these items are reported as cumulative effect of accounting changes on an after-tax basis.

Net Income (Loss)

Net income for the second quarter 2003 was $5.7 million ($.34 per share), while the net loss for second quarter 2002 was $2.5 million ($.14 per share). On a combined basis, nonrecurring items and discontinued operations were expense of $3.3 million for second quarter 2002. There were no significant nonrecurring items for the same period in 2003.

For the first half of this year, net income was $22.0 million ($1.32 per share) compared to a net loss of $4.1 million ($.24 per share) for the first half of 2002. Nonrecurring items and discontinued operations totaled income of $16.4 million for six months 2003 and expense of $4.9 million for the same 2002 period.

The first half 2003 results include an increase of $2.7 million in corporate unallocated general and administrative expenses from the first half 2002, primarily reflecting increased insurance and legal expenses.

A summary of earnings (loss) and earnings (loss) per share, in millions except for per share amounts, is shown below. Certain information presented in the table below are non-GAAP financial measures. We have included this information in order to provide transparency to investors and to enhance period-to-period comparability of performance. We believe that these non-GAAP financial measures are more reflective of our continuing operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Net income (loss):
Earnings excluding discontinued operations and nonrecurring items	$5.7	$0.8	$5.6	$0.8
Discontinued operations	—	0.6	14.8	1.5
Nonrecurring items (a)	—	(3.9)	1.6	(6.4)

Net income (loss)	$5.7	$(2.5)	$22.0	$(4.1)

Basic earnings (loss) per share (b):
Earnings excluding discontinued operations and nonrecurring items	$0.34	$0.05	$0.33	$0.05
Discontinued operations	—	0.04	0.89	0.09
Nonrecurring items (a)	—	(0.23)	0.10	(0.38)

Net income (loss)	$0.34	$(0.14)	$1.32	$(0.24)

(a) Nonrecurring items after income taxes:

Gain on implementation of SFAS No. 143	$—	$—	$1.6	$—
SFAS No. 142—impairment of goodwill	—	—	—	(2.5)
Loss on impairments of nonoperating assets	—	(4.1)	—	(4.1)
Engine oil additives rationalization	—	0.2	—	0.2

	$—	$(3.9)	$1.6	$(6.4)

(b) Information on diluted earnings (loss) per share is provided on the Consolidated Statements of Income.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2003 were $26.9 million, which was an increase of $11.4 million since December 31, 2002. The increase in cash and cash equivalents is temporary and due to transitional issues as we move to our new loan agreement. Our cash flows were more than sufficient to cover operating activities during the 2003 period. Cash flows from operating activities for the six months 2003 were $25.5 million, while the proceeds from the sale of the phenolic antioxidant business were $27.8 million and the proceeds from the sale of certain other assets were $12.6 million. We used these cash flows to pay $13.1 million in debt issuance costs, fund capital expenditures of $4.1 million, and make the final payment of $3.2 million to Octel for TEL marketing agreements services. In addition, we made a net repayment on debt of $34.0 million and increased our cash and cash equivalents $11.4 million. Our cash from operations included $4.8 million received from a lawsuit settlement. This settlement was related to the recovery of operating costs of $2.4 million, as well as interest income on the settlement of $2.4 million. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

In June 2003, we entered into a sale-leaseback transaction for the land, buildings, and certain equipment located at our Bracknell, England facility. We received $11.1 million for the assets, which had a net book value of $9.6 million. The resulting operating lease is for ten years with a break option after five years. The gain of $1.5 million was deferred and will be amortized over the term of the lease agreement.

We had restricted cash of $400 thousand at June 30, 2003 and $700 thousand at December 31, 2002. These funds represent a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. We are using this cash to reduce the employee portion of retiree health benefit costs.

During the first quarter of 2003, we worked on an initiative to provide a long-term debt structure for Ethyl. That structure was put in place on April 30, 2003 and includes senior notes and a senior credit facility with a bank term loan and a revolving credit facility.

On April 30, 2003, we sold, in a private offering, senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. On June 26, 2003, we commenced an exchange offer for all of the outstanding 8.875% senior notes. We offered to exchange up to $150 million aggregate principal amount of our 8.875% senior notes due in 2010 which have been registered under the Securities Act of 1933, as amended, for a like principal amount of the original unregistered senior notes. The exchange offer expired as scheduled at 5:00 p.m., New York City time, on Monday, July 28, 2003. All of the notes were tendered. The terms of the exchange securities are identical in all material respects to the terms of the original securities for which they were exchanged, except that the registration rights and the transfer restrictions, applicable to the original securities, are not applicable to the exchange securities.

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

The senior credit facility is secured by first priority perfected liens on substantially all of the existing and after acquired U.S. assets of Ethyl and our domestic subsidiaries and certain foreign assets. In addition, the senior credit facility is guaranteed by certain foreign subsidiaries and all our existing, and substantially all of our future, U.S. subsidiaries to the extent that it would not result in material increased tax liabilities.

The senior credit facility requires mandatory prepayments of:

•	100% of the net proceeds from all material dispositions or issuances of new debt or equity; and

•	75% of excess cash flow, as defined, subject to a step down upon meeting certain financial conditions.

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

The new facility will cause Ethyl to incur higher cash interest cost than the previous facility, but provides the long-term capital structure we need to manage our business. The proceeds from the senior notes and the bank term loan were used to repay our former credit facility, which on April 30, 2003 included a term loan of $178.3 million and a revolving line of credit of $55.3 million, as well as a loan in the amount of $18.6 million made by Bruce C. Gottwald, Chairman of the Board of Directors.

We had combined current and noncurrent long-term debt of $255.8 million at June 30, 2003 and $290.1 million at December 31, 2002. This is a net reduction of $34.3 million in our total debt. The net reduction in debt includes the full payment of the debt under our previous agreement of $265.9 million and full payment of our private borrowing of $18.6 million. These payments were offset by new borrowing amounting to $150 million on the 8.875% senior notes and $115 million on the term loan. Subsequent to the refinancing of our debt, we have made payments of $14.5 million on the term loan. Capital lease obligations also decreased $300 thousand. We expect to make further reductions in debt during the year.

As a percentage of total capitalization, our total debt decreased from 65.5% at the end of 2002 to 58.7% at June 30, 2003. Normally, we repay debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

We completed the funding requirement of $3.2 million associated with the amendment of our Alcor marketing alliance during the second quarter 2003.

We estimate our capital spending during 2003 will be in the range of $10 million to $15 million. We will continue to finance capital spending through cash provided from operations.

We had working capital at June 30, 2003 of $188.0 million resulting in a current ratio of 2.62 to 1. At December 31, 2002, the working capital was $143.2 million and the current ratio was 2.10 to 1. The increase in working capital and the current ratio primarily reflect a decrease in the current portion of long-term debt, as well as increases in cash and cash equivalents, inventories, and prepaid expenses. Offsetting these were smaller increases in accounts payable and income taxes payable, as well as a decrease in assets of discontinued operations. The increase in inventory is the result of new business.

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

As discussed in our 2002 Annual Report, we have made certain payments related to our TEL marketing agreements and have made the final payment of $3.2 million in May 2003. The unamortized total at June 30, 2003 is $34.3 million. We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts. We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and if conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period would have to be adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. While we feel the basis being used is appropriate, we continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $61.2 million at June 30, 2003. These intangibles relate to our petroleum additives business and are being amortized over periods with up to thirteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. During the second quarter 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. This change will result in additional annual amortization of expense approximately $1.5 million over the next 24 months. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued two new accounting standards during the second quarter of 2003. Statement of Financial Accounting Standard Number 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” clarifies accounting and reporting requirements for derivative instruments and hedging activities. The statement is generally effective for derivative and hedging activities entered into after June 30, 2003. Statement of Financial Accounting Standards Number 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective at the beginning of the first interim period after June 15, 2003. We do not expect either of these statements to have a significant impact on Ethyl.

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

Other Matters

In July 2003, Ethyl completed its critical review of the MMT fleet study report released by the Alliance of Automobile Manufacturers (“AAM”) in July 2002. With the assistance of ENVIRON International Corporation, Ethyl has concluded that the AAM study reaffirms that MMT® is an acceptable fuel constituent that does not harm vehicle emission control systems. The automotive industry continues to persist in demanding that oil companies discontinue the use of MMT® and that governments disallow the use of the product. The automotive industry alleges that MMT® may cause catalyst plugging in advanced emission control vehicles, however, no credible evidence to support such allegation has been provided to Ethyl. The EPA and the Canadian government have extensively studied the product and have determined that MMT® does not harm vehicle emission control systems. We believe that the additive is an environmentally beneficial product that has proven its effectiveness in real-world use.

Ethyl is considering the formation of a holding company and an internal restructuring in which its various businesses would be organized into separate business units. Ethyl has filed a request with the Internal Revenue Service seeking rulings as to certain federal income tax consequences of such a holding company transaction and internal restructuring. The formation of a holding company will be subject to approval by our Board of Directors and Ethyl shareholders.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2002, except for interest rate risk and foreign currency risk, which are discussed below.

In April 2003, we entered into a new long-term debt structure. As part of that structure, $150 million of our long-term debt is at a fixed rate of 8.875%. The remaining debt is at a variable rate of LIBOR plus 450 basis points. Under our previous facility, most of our borrowings had interest rates of LIBOR plus 375 basis points. This new facility will cause our cash interest cost to be higher than the previous facility.

Based on $101 million of debt at variable rates under the new debt structure and holding all other variables constant, if LIBOR rates increased a hypothetical 10% (currently approximately 13 basis points), the annual effect on our earnings and cash flows would be higher interest expense of approximately $100 thousand.

In June 2003, we entered into two Euro denominated forward contracts for $1.7 million to minimize currency exposure from expected cash flows from foreign operations. These contracts have maturity dates during the third quarter 2003. With all other variables held constant, a hypothetical 10% adverse change in the June 30, 2003 forward Euro rates would result in about a $200 thousand negative impact in the value of our forward contracts. Subsequent to June 30, 2003, we have entered into a series of additional Euro denominated forward contracts for $5.2 million. All of these contracts have maturity dates in 2003.

ITEM 4.     Controls and Procedures

We maintain a system of internal control over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Our controls and procedures include written policies and procedures, careful selection and training of qualified personnel, and an internal audit program. We use a third-party firm, separate from the independent accountants, to perform internal audit services.

We work closely with the business group, operations personnel, and information technology to ensure transactions are recorded properly. Environmental and legal staff are consulted to determine the appropriateness of our environmental and legal liabilities for each reporting period. We regularly review the regulations and rule changes that affect our financial disclosures.

Our disclosure controls and procedures include signed representation letters from our regional officers, as well as senior management.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ethyl, including our consolidated subsidiaries, required to be included in Ethyl’s periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II—Other Information

ITEM 2.    C hanges in Securities and Use of Proceeds

The indenture governing our senior notes and the credit agreement governing our senior credit facility contain restrictions on our ability to pay dividends and repurchase shares of our common stock. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows, Financial Condition, and Liquidity.”

ITEM 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 22, 2003, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
William W. Berry	15,579,301	260,617
Phyllis L. Cothran	15,584,267	255,651
Bruce C. Gottwald	15,137,359	702,559
Thomas E. Gottwald	15,623,236	216,682
James E. Rogers	15,707,939	131,979
Sidney Buford Scott	15,585,444	254,474
Charles B. Walker	15,718,457	121,461

The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company’s auditors with 15,618,096 affirmative votes; 206,400 votes against; and 15,422 abstentions.

ITEM 6.     Exhibits and Reports on Form 8-K

(a	)	Exhibit 10.1	MMT Supply Agreement, dated as of February 28, 1994.

		Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

		Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

		Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

		Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.

(b	)	Current Reports on Form 8-K
(i)	Dated April 30, 2003, reporting under Item 5, “Other Events and Required FD Disclosure”, a press release announcing (1) the completion of an offering of $150 million of 8.875% senior notes due 2010 and (2) the execution of $115 million bank term loan due 2009 and a $50 million revolving credit facility.

(ii)	Dated May 6, 2003, reporting under Item 9, “Regulation FD Disclosure”, a press release announcing the Company’s earnings for the first quarter ended March 31, 2003.

(In accordance with General Instruction B.6 of Form 8-K, the information in this Current Report on Form 8-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in this filing.)

(iii)	Dated June 30, 2003, reporting under Item 5, “Other Events and Required FD Disclosure”, a press release reporting the commencement by the Company of an offer to exchange up to $150 million aggregate principal amount of 8.875% Senior Notes due 2010 that have been registered under the Securities Act of 1933, as amended, for a like principal amount of the original unregistered 8.875% Senior Notes due 2010.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHYL CORPORATION

(Registrant)

Date: August 8, 2003	By: /s/ D. A. Fiorenza

David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: August 8, 2003	By: /s/ Wayne C. Drinkwater

Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	MMT Supply Agreement, dated as of February 28, 1994.*

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.

*	Subject to a request for confidential treatment, certain portions of this agreement have been intentionally omitted. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.