Form 10-Q
period 2003-09-30
ETHYL CORP
filed 2003-11-05
CIK 33656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock, $1 par value, outstanding as of October 31, 2003: 16,762,009.

ETHYL CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ETHYL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$197,095	$172,750	$551,135	$489,869
Cost of goods sold	151,839	130,792	425,821	382,575

Gross profit	45,256	41,958	125,314	107,294

TEL marketing agreements services	9,712	8,325	20,644	18,487

Selling, general, and administrative expenses	20,864	18,199	63,356	53,307
Research, development, and testing expenses	13,801	11,978	42,504	37,144

Operating profit	20,303	20,106	40,098	35,330
Interest and financing expenses	5,205	6,352	16,409	19,952
Other income (expense), net	37	1,390	(105)	(3,030)

Income from continuing operations before income taxes	15,135	15,144	23,584	12,348
Income tax expense	4,838	4,999	7,679	5,277

Income from continuing operations	10,297	10,145	15,905	7,071
Discontinued operations
Gain on disposal of business (net of tax of $8,391)	—	—	14,805	—
Income from operations of discontinued business (net of tax of $424 for third quarter and $1,301 for nine months)	—	722	—	2,217

Income before cumulative effect of accounting changes	10,297	10,867	30,710	9,288
Cumulative effect of accounting changes (net of tax of $925 in 2003 and ($615) in 2002)	—	—	1,624	(2,505)

Net income	$10,297	$10,867	$32,334	$6,783

Basic earnings per share:
Earnings from continuing operations	$0.61	$0.61	$0.95	$0.43
Discontinued operations (net of tax)	—	0.04	0.88	0.13
Cumulative effect of accounting changes (net of tax)	—	—	0.10	(0.15)

Basic earnings per share	$0.61	$0.65	$1.93	$0.41

Diluted earnings per share:
Earnings from continuing operations	$0.61	$0.61	$0.94	$0.43
Discontinued operations (net of tax)	—	0.04	0.88	0.13
Cumulative effect of accounting changes (net of tax)	—	—	0.09	(0.15)

Diluted earnings per share	$0.61	$0.65	$1.91	$0.41

Shares used to compute basic earnings per share	16,753	16,689	16,722	16,689

Shares used to compute diluted earnings per share	17,020	16,689	16,893	16,728

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30 2003	December 31 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,061	$15,478
Restricted cash	880	683
Trade and other accounts receivable, less allowance for doubtful accounts ($2,060 - 2003; $911 - 2002)	121,770	124,430
Receivable - TEL marketing agreements services	10,819	7,418
Inventories:
Finished goods and work-in-process	104,167	87,542
Raw materials	12,709	8,604
Stores, supplies and other	8,350	7,900

	125,226	104,046

Prepaid expenses	5,842	2,232

Deferred income taxes	11,960	14,339
Assets of discontinued operations	—	4,323

Total current assets	298,558	272,949

Property, plant and equipment, at cost	741,869	746,237
Less accumulated depreciation and amortization	566,187	547,518

Net property, plant and equipment	175,682	198,719

Prepaid pension cost	26,636	24,995
Deferred income taxes	9,441	9,494
Other assets and deferred charges	78,982	80,756
Intangibles, net of amortization	65,155	69,338

Total assets	$654,454	$656,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,763	$44,130
Accrued expenses	49,264	38,778
Long-term debt, current portion	7,503	40,537
Income taxes payable	15,958	6,288

Total current liabilities	124,488	129,733

Long-term debt	214,520	249,530
Other noncurrent liabilities	124,248	123,910

Commitments and contingencies (Note 4)

Shareholders’ equity:
Common stock ($1 par value) Issued - 16,761,009 in 2003 and 16,689,009 in 2002	16,761	16,689
Additional paid-in capital	67,007	66,766
Accumulated other comprehensive loss	(23,821)	(29,294)
Retained earnings	131,251	98,917

	191,198	153,078

Total liabilities and shareholders’ equity	$654,454	$656,251

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2003	2002
Cash and cash equivalents at beginning of year	$15,478	$12,382

Cash flows from operating activities:
Net income	32,334	6,783
Adjustments to reconcile net income to cash flows from operating activities:
Amortization of deferrred financing costs	3,685	4,148
Depreciation and other amortization	34,714	35,615
Gain on sale of phenolic antioxidant business	(23,196)	—
Cumulative effect of accounting changes	(2,549)	3,120
Noncash pension expense	6,673	4,888
TEL working capital advance	1,270	772
Deferred income tax expense (benefit)	18	(7,710)
Net loss on impairments	—	4,033
Working capital changes	5,200	(950)
Proceeds from legal settlement	4,825	—
Cash pension contributions	(7,802)	(2,431)
Proceeds from contract settlement	—	2,700
Other, net	2,357	4,373

Cash provided from operating activities	57,529	55,341

Cash flows from investing activities:
Capital expenditures	(7,236)	(10,290)
Proceeds from sale of phenolic antioxidant business	27,770	—
Proceeds from sale of certain assets	12,576	—
Prepayment for TEL marketing agreements services	(3,200)	(12,800)
Other, net	174	25

Cash provided from (used in) investing activities	30,084	(23,065)

Cash flows from financing activities:
Repayment of debt - old agreements	(284,519)	(58,640)
Net borrowings - old agreements	—	31,840
Issuance of senior notes and term loan	265,000	—
Repayments on term loan	(48,124)	—
Debt issuance costs	(13,299)	(1,982)
Other, net	(88)	(368)

Cash used in financing activities	(81,030)	(29,150)

Increase in cash and cash equivalents	6,583	3,126

Cash and cash equivalents at end of period	$22,061	$15,508

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(tabular amounts in thousands, except where noted, excluding share and per-share amounts)

(unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2003, as well as the consolidated results of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and the consolidated cash flows for the nine-months ended September 30, 2003 and 2002. The financial statements are subject to normal year-end adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Annual Report). The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts have been reclassified to conform to the current presentation.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company,” and “Ethyl” are to Ethyl Corporation and its subsidiaries.

2.	After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation. Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility. These accounts receivable and inventory are reported as “Assets of discontinued operations” on our December 31, 2002 Consolidated Balance Sheet. The net book value of the fixed assets was zero. The cost and accumulated depreciation of these fixed assets have been removed from the property, plant, and equipment captions on the December 31, 2002 Consolidated Balance Sheet. The net sales of the discontinued business were $4.8 million for the third quarter of 2002 and $13.8 million for the first nine months of last year.

We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

3.

The cumulative effect of accounting change in nine months 2003 reflects the gain of $2.5 million ($1.6 million after tax, or $.10 per basic share) recognized upon the January 1, 2003 adoption of Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. These obligations had been previously fully accrued. Upon the implementation of SFAS No. 143 on January 1, 2003, these accruals were discounted to their net present value to comply with the requirements of SFAS No. 143, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is being expensed in operations. The following table illustrates the activity associated with the adoption of SFAS No. 143.

Asset retirement obligation, December 31, 2002	$14,828
Gain upon implementation of SFAS No. 143	(2,549)
Accretion expense	679
Liabilities settled	(669)
Foreign currency impact	868

Asset retirement obligation, September 30, 2003	$13,157

Had we adopted SFAS No. 143 on January 1, 2002, accretion expense would have been approximately $200 thousand ($100 thousand after tax) for the third quarter 2002 and $600 thousand ($400 thousand after tax) for nine months 2002.

The nine months 2002 cumulative effect of accounting change reflects the impairment of goodwill of $3.1 million ($2.5 million after tax, or $.15 per share) resulting from the January 1, 2002 adoption of SFAS No. 142.

4.	There have been no significant changes in our commitments and contingencies from those reported in our 2002 Annual Report, except for the legal proceedings described in Part II, Item 1 and the sale-leaseback transaction described in Note 12. The sale-leaseback transaction will result in increased annual rental expense of approximately $1.1 million.

Our accruals for environmental remediation were $23 million at both September 30, 2003 and December 31, 2002. We also recorded expected insurance reimbursement assets for these amounts of $4 million at both September 30, 2003 and December 31, 2002. When significant events or circumstances occur that might impair the value of this insurance receivable, we evaluate recoverability of the recorded amounts. In addition to the accruals for environmental remediation, we also have accruals for dismantling, decommissioning, and other costs of $11 million at September 30, 2003 and $13 million at December 31, 2002.

5.	We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. See Note 14 in our 2002 Annual Report for further information on our stock-based compensation plan. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$10,297	$10,867	$32,334	$6,783
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	(82)	(157)	(246)	(470)

Net income, pro forma	$10,215	$10,710	$32,088	$6,313

Earnings per share:
Basic, as reported	$0.61	$0.65	$1.93	$0.41

Basic, pro forma	$0.61	$0.64	$1.92	$0.38

Diluted, as reported	$0.61	$0.65	$1.91	$0.41

Diluted, pro forma	$0.60	$0.64	$1.90	$0.38

6.	The tables below show our consolidated net sales by segment, operating profit by segment, reconciliation to income from continuing operations before income taxes, and depreciation and amortization by segment.

Net Sales by Segment

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Petroleum additives	$194.1	$170.7	$544.7	$483.1
Tetraethyl lead	3.0	2.1	6.4	6.8

Consolidated net sales	$197.1	$172.8	$551.1	$489.9

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Petroleum additives	$19.2	$23.9	$47.7	$44.3
Tetraethyl lead	9.4	3.1	19.6	9.3

Segment operating profit	28.6	27.0	67.3	53.6
Effect of accounting changes reflected in segment operating profit	—	—	(2.5)	3.1
Corporate unallocated expense	(4.3)	(3.9)	(13.4)	(10.2)
Interest expense	(5.2)	(6.4)	(16.4)	(20.0)
Loss on impairments of nonoperating assets	—	—	—	(4.1)
Pension expense	(1.6)	(0.5)	(4.4)	(3.4)
Other expense, net	(2.4)	(1.1)	(7.0)	(6.7)

Income from continuing operations before income taxes	$15.1	$15.1	$23.6	$12.3

Depreciation and Amortization

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Petroleum additives	$8.4	$8.3	$25.6	$26.2
Tetraethyl lead	2.7	2.8	8.0	8.3
Other long-lived assets	0.3	0.3	1.1	1.1

Total depreciation and amortization	$11.4	$11.4	$34.7	$35.6

7.	Other income (expense), net in the Consolidated Statements of Income included expenses related to debt refinancing activities of $300 thousand for nine months 2003. Third quarter 2002 included $1.2 million interest income from a settlement with the Internal Revenue Service. In addition to the $1.2 million income, nine months 2002 also included a loss on the impairment of nonoperating assets of $4.1 million. Expenses related to debt refinancing activities for nine months 2002 amounted to $1.1 million.

8.	Basic and diluted earnings per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common share. At September 30, 2003, we had outstanding options to purchase 293,200 shares of common stock at $62.50 per share, as well as 50,000 shares of common stock at $44.375 per share. At September 30, 2002, we had outstanding options to purchase 303,200 shares of common stock at $62.50 per share; 50,000 shares of common stock at $44.375 per share; and 4,177 shares of common stock at $64.15 per share. None of these options were included in the computation of diluted earnings per share for any period.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic earnings per share
Numerator:
Net income	$10,297	$10,867	$32,334	$6,783

Denominator:
Average number of shares of common stock outstanding	16,753	16,689	16,722	16,689

Basic earnings per share	$.61	$.65	$1.93	$.41

Diluted earnings per share
Numerator:
Net income	$10,297	$10,867	$32,334	$6,783

Denominator:
Average number of shares of common stock outstanding	16,753	16,689	16,722	16,689

Shares issuable upon exercise of stock options	267	—	171	39

Total shares	17,020	16,689	16,893	16,728

Diluted earnings per share	$.61	$.65	$1.91	$.41

9.	The following table provides certain information related to our intangible assets.

	Identifiable Intangibles
	September 30 2003		December 31 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$29,727	$85,910	$26,333
Contracts	40,873	37,512	40,873	36,644

	$126,783	$67,239	$126,783	$62,977

Nonamortizing intangible assets
Minimum pension liabilities	$5,611		$5,532

Aggregate amortization expense		$4,262		$5,677

Estimated amortization expense for the next five years is expected to be:

• 2003	$5,896
• 2004	$6,540
• 2005	$5,365
• 2006	$4,524
• 2007	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

10.	Long-term debt consisted of the following:

	September 30 2003	December 31 2002
Senior notes	$150,000	$—
Term loan agreements	66,876	211,679
Revolving credit agreement	—	54,200
Private borrowing	—	18,640

	216,876	284,519
Obligations under capital lease	5,147	5,548

Total debt	222,023	290,067
Less current portion	(7,503)	(40,537)

Long-term debt	$214,520	$249,530

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

The bank term loan was initially for $115 million and has a variable interest rate of LIBOR plus 450 basis points (5.62% at September 30, 2003). The term loan matures in April 2009 and has scheduled quarterly payments, which began in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 375 to 400 basis points and matures in April 2008.

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

11.	The components of comprehensive income consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net income	$10,297	$10,867	$32,334	$6,783
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable equity securities	79	(709)	345	(982)
Unrealized gain on derivative instruments	(26)	—	—	—
Foreign currency translation adjustments	618	(927)	5,128	3,958

Other comprehensive income (loss)	671	(1,636)	5,473	2,976

Comprehensive income	$10,968	$9,231	$37,807	$9,759

The components of accumulated other comprehensive loss consist of the following:

	September 30 2003	December 31 2002
Unrealized (loss) on marketable equity securities	$(275)	$(620)
Minimum pension liability adjustment	(10,902)	(10,902)
Foreign currency translation adjustments	(12,644)	(17,772)

Accumulated other comprehensive loss	$(23,821)	$(29,294)

12.	In June 2003, we entered into a sale-leaseback transaction for the land, buildings, and certain equipment located at our Bracknell, England facility. We received $11.1 million for the assets, which had a net book value of $9.6 million. The resulting operating lease is for ten years with a break option after five years. The gain of $1.5 million was deferred and will be amortized over the term of the lease agreement.

13.

The Financial Accounting Standards Board (FASB) issued two new accounting standards during 2003. Statement of Financial Accounting Standard Number 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” clarifies accounting and reporting requirements for derivative instruments and hedging activities. The statement is generally effective for derivative and hedging activities entered into after June 30, 2003. Statement of Financial Accounting Standards Number 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of

Both Liabilities and Equity” establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective at the beginning of the first interim period after June 15, 2003. These statements did not have a significant impact on third quarter 2003 results, nor do we expect either of the statements to have a significant impact on future results.

FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. Originally, the requirements of this interpretation were effective for interim or annual periods beginning after June 15, 2003. The FASB has recently deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003. We do not expect this interpretation to have a significant impact on Ethyl.

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

The following financial information sets forth, on a consolidating basis, the financial position as of September 30, 2003 and December 31, 2002; results of operations for the three- and nine-month periods ended September 30, 2003 and 2002; and cash flows for the nine-month periods ended September 30, 2003 and 2002 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the Securities and Exchange Commission’s (SEC) interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$2,503	$150,919	$106,391	$(62,718)	$197,095
Cost of goods sold	4,040	120,464	91,210	(63,875)	151,839

Gross (loss) profit	(1,537)	30,455	15,181	1,157	45,256
TEL marketing agreements services	(2,156)	6,271	5,597	—	9,712
Intercompany service fee income (expense) from TEL marketing agreements	5,416	(18)	(5,398)	—	—
Selling, general, and administrative expenses	8,432	3,309	9,123	—	20,864
Research, development, and testing expenses	—	10,925	2,876	—	13,801

Operating (loss) profit	(6,709)	22,474	3,381	1,157	20,303

Interest and financing expenses	3,282	1,911	12	—	5,205
Other income (expense), net	21	38	(22)	—	37

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(9,970)	20,601	3,347	1,157	15,135
Income tax (benefit) expense	(3,197)	6,332	1,285	418	4,838
Equity income of subsidiaries	17,070	—	—	(17,070)	—

Net income	$10,297	$14,269	$2,062	$(16,331)	$10,297

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$1,724	$141,256	$97,102	$(67,332)	$172,750
Cost of goods sold	7,629	100,983	86,877	(64,697)	130,792

Gross (loss) profit	(5,905)	40,273	10,225	(2,635)	41,958

TEL marketing agreements services	(901)	(1,181)	10,407	—	8,325
Intercompany service fee income (expense) from TEL marketing agreements	10,159	(162)	(9,997)	—	—

Selling, general, and administrative expenses	7,421	4,052	6,726	—	18,199
Research, development, and testing expenses	—	9,574	2,404	—	11,978

Operating (loss) profit	(4,068)	25,304	1,505	(2,635)	20,106

Interest and financing expenses	6,165	187	—	—	6,352
Other income, net	1,344	30	16	—	1,390

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(8,889)	25,147	1,521	(2,635)	15,144
Income tax (benefit) expense	(2,924)	8,259	659	(995)	4,999
Equity income of subsidiaries	16,110	—	—	(16,110)	—

Income from continuing operations	10,145	16,888	862	(17,750)	10,145

Income from operations of discontinued business (net of tax)	722	437	312	(749)	722

Net income	$10,867	$17,325	$1,174	$(18,499)	$10,867

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$5,511	$422,178	$303,823	$(180,377)	$551,135
Cost of goods sold	11,627	331,289	266,064	(183,159)	425,821

Gross (loss) profit	(6,116)	90,889	37,759	2,782	125,314

TEL marketing agreements services	(2,129)	10,283	12,490	—	20,644
Intercompany service fee income (expense) from TEL marketing agreements	11,837	(17)	(11,820)	—	—

Selling, general, and administrative expenses	24,715	14,029	24,612	—	63,356
Research, development, and testing expenses	—	33,830	8,674	—	42,504

Operating (loss) profit	(21,123)	53,296	5,143	2,782	40,098

Interest and financing expenses	13,803	2,594	12	—	16,409
Other (expense) income, net	(72)	152	(185)	—	(105)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(34,998)	50,854	4,946	2,782	23,584
Income tax (benefit) expense	(11,984)	16,329	2,327	1,007	7,679
Equity income of subsidiaries	38,919	—	—	(38,919)	—

Income from continuing operations	15,905	34,525	2,619	(37,144)	15,905

Gain on disposal of business (net of tax)	14,805	—	—	—	14,805

Income before cumulative effect of accounting change	30,710	34,525	2,619	(37,144)	30,710
Cumulative effect of accounting change (net of tax)	1,624	74	438	(512)	1,624

Net income	$32,334	$34,599	$3,057	$(37,656)	$32,334

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$5,991	$389,134	$273,074	$(178,330)	$489,869
Cost of goods sold	15,821	288,161	247,205	(168,612)	382,575

Gross (loss) profit	(9,830)	100,973	25,869	(9,718)	107,294

TEL marketing agreements services	(1,697)	(2,739)	22,923	—	18,487
Intercompany service fee income (expense) from TEL marketing agreements	22,176	(137)	(22,039)	—	—

Selling, general, and administrative expenses	20,502	13,974	18,831	—	53,307
Research, development, and testing expenses	—	29,585	7,559	—	37,144

Operating (loss) profit	(9,853)	54,538	363	(9,718)	35,330

Interest and financing expenses	19,053	899	—	—	19,952
Other income (expense), net	360	(3,455)	65	—	(3,030)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(28,546)	50,184	428	(9,718)	12,348
Income tax (benefit) expense	(11,706)	19,742	878	(3,637)	5,277
Equity income of subsidiaries	23,911	—	—	(23,911)	—

Income (loss) from continuing operations	7,071	30,442	(450)	(29,992)	7,071

Income from operations of discontinued business (net of tax)	2,217	1,699	670	(2,369)	2,217

Income before cumulative effect of accounting change	9,288	32,141	220	(32,361)	9,288

Cumulative effect of accounting change (net of tax)	(2,505)	—	(853)	853	(2,505)

Net income (loss)	$6,783	$32,141	$(633)	$(31,508)	$6,783

Ethyl Corporation and Subsidiaries

Consolidating Balance Sheets

September 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$6,908	$6,692	$8,461	$—	$22,061
Restricted cash	408	472	—	—	880
Trade and other accounts receivable, net	4,426	56,474	60,870	—	121,770
Receivable - TEL marketing agreements services	1	7,610	3,208	—	10,819
Amounts due from affiliated companies	337,155	439,586	41,918	(818,659)	—
Inventories	3,455	69,468	60,345	(8,042)	125,226
Deferred income taxes	4,768	3,406	701	3,085	11,960
Prepaid expenses	3,793	595	1,454	—	5,842

Total current assets	360,914	584,303	176,957	(823,616)	298,558

Amounts due from affiliated companies	23,084	—	—	(23,084)	—

Property, plant and equipment, at cost	228,693	454,702	58,474	—	741,869
Less accumulated depreciation & amortization	159,450	351,465	55,272	—	566,187

Net property, plant and equipment	69,243	103,237	3,202	—	175,682

Investment in consolidated subsidiaries	433,507	—	—	(433,507)	—
Prepaid pension cost	18,999	1,588	6,049	—	26,636
Deferred income taxes	14,908	(8,218)	2,751	—	9,441
Other assets and deferred charges	32,868	40,002	6,112	—	78,982
Intangibles-net of amortization	1,711	61,135	2,309	—	65,155

Total assets	$955,234	$782,047	$197,380	$(1,280,207)	$654,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$1,639	$32,108	$18,016	$—	$51,763
Accrued expenses	23,574	20,233	5,457	—	49,264
Amounts due to affiliated companies	427,649	323,888	67,122	(818,659)	—
Long-term debt, current portion	6,948	555	—	—	7,503
Income taxes payable	4,811	9,881	1,266	—	15,958

Total current liabilities	464,621	386,665	91,861	(818,659)	124,488

Long-term debt	209,927	4,593	—	—	214,520
Amounts due to affiliated companies	—	23,084	—	(23,084)	—
Other noncurrent liabilities	89,488	8,104	26,656	—	124,248

Total liabilities	764,036	422,446	118,517	(841,743)	463,256

Shareholders’ equity:
Common stock	16,761	32,268	35,498	(67,766)	16,761
Additional paid-in capital	67,007	240,320	5,793	(246,113)	67,007
Accumulated other comprehensive loss	(23,821)	(11,924)	(8,270)	20,194	(23,821)
Retained earnings	131,251	98,937	45,842	(144,779)	131,251

Total shareholders’ equity	191,198	359,601	78,863	(438,464)	191,198

Total liabilities and shareholders’ equity	$955,234	$782,047	$197,380	$(1,280,207)	$654,454

Ethyl Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$1,366	$4,206	$9,906	$—	$15,478
Restricted cash	683	—	—	—	683
Trade and other accounts receivable, net	13,306	58,825	52,299	—	124,430
Receivable - TEL marketing agreements services	—	(962)	8,380	—	7,418
Amounts due from affiliated companies	60,696	103,369	41,543	(205,608)	—
Inventories	2,958	61,153	50,759	(10,824)	104,046
Deferred income taxes	4,558	5,042	647	4,092	14,339
Prepaid expenses	923	280	1,029	—	2,232
Assets of discontinued operations	—	2,722	1,601	—	4,323

Total current assets	84,490	234,635	166,164	(212,340)	272,949

Amounts due from affiliated companies	29,694	—	2,500	(32,194)	—

Property, plant and equipment, at cost	227,453	443,399	75,385	—	746,237
Less accumulated depreciation & amortization	154,283	330,463	62,772	—	547,518

Net property, plant and equipment	73,170	112,936	12,613	—	198,719

Investment in consolidated subsidiaries	389,444	—	—	(389,444)	—
Prepaid pension cost	20,777	538	3,680	—	24,995
Deferred income taxes	15,364	(9,483)	3,613	—	9,494
Other assets and deferred charges	25,625	48,473	6,658	—	80,756
Intangibles-net of amortization	1,710	65,397	2,231	—	69,338

Total assets	$640,274	$452,496	$197,459	$(633,978)	$656,251

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$2,180	$22,039	$19,911	$—	$44,130
Accrued expenses	17,922	16,630	4,226	—	38,778
Amounts due to affiliated companies	87,965	43,871	73,772	(205,608)	—
Long-term debt, current portion	40,000	537	—	—	40,537
Income taxes payable	2,415	1,561	2,312	—	6,288

Total current liabilities	150,482	84,638	100,221	(205,608)	129,733

Long-term debt	244,519	5,011	—	—	249,530
Amounts due to affiliated companies	—	32,194	—	(32,194)	—
Other noncurrent liabilities	92,195	8,032	23,683	—	123,910

Total liabilities	487,196	129,875	123,904	(237,802)	503,173

Shareholders’ equity:
Common stock	16,689	32,268	35,498	(67,766)	16,689
Additional paid-in capital	66,766	240,320	5,793	(246,113)	66,766
Accumulated other comprehensive loss	(29,294)	(14,309)	(10,517)	24,826	(29,294)
Retained earnings	98,917	64,342	42,781	(107,123)	98,917

Total shareholders’ equity	153,078	322,621	73,555	(396,176)	153,078

Total liabilities and shareholders’ equity	$640,274	$452,496	$197,459	$(633,978)	$656,251

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$50,746	$21,293	$(14,510)	$—	$57,529

Cash flows from investing activities
Capital expenditures	(1,416)	(5,309)	(511)	—	(7,236)
Proceeds from sale of phenolic antioxidant business	27,770	—	—	—	27,770
Proceeds from sale of certain assets	1,500	—	11,076	—	12,576
Prepayment for TEL marketing agreements services	—	(3,200)	—	—	(3,200)
Increase in intercompany loans	7,397	—	2,500	(9,897)	—
Other, net	174	—	—	—	174

Cash provided from (used in) investing activities	35,425	(8,509)	13,065	(9,897)	30,084

Cash flows from financing activities
Repayments of debt	(284,519)	—	—	—	(284,519)
Issuance of senior notes and term loan	265,000	—	—	—	265,000
Repayments on term loan	(48,124)	—	—	—	(48,124)
Repayment of intercompany notes payable	—	(13,097)	—	13,097	—
Financing from parent	—	3,200	—	(3,200)	—
Debt issuance costs	(13,299)	—	—	—	(13,299)
Other, net	313	(401)	—	—	(88)

Cash (used in) provided from financing activities	(80,629)	(10,298)	—	9,897	(81,030)

Increase (decrease) in cash and cash equivalents	5,542	2,486	(1,445)	—	6,583
Cash and cash equivalents at beginning of year	1,366	4,206	9,906	—	15,478

Cash and cash equivalents at end of period	$6,908	$6,692	$8,461	$—	$22,061

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$42,031	$11,746	$1,564	$—	$55,341

Cash flows from investing activities
Capital expenditures	(4,117)	(5,763)	(410)	—	(10,290)
Prepayment for TEL marketing agreements services	—	(12,800)	—	—	(12,800)
Increase in intercompany loans	(7,223)	—	—	7,223	—
Cash dividends from subsidiaries	4,405	—	—	(4,405)	—
Other, net	25	—	—	—	25

Cash used in investing activities	(6,910)	(18,563)	(410)	2,818	(23,065)

Cash flows from financing activities
Repayments of debt	(58,640)	—	—	—	(58,640)
Net borrowings	31,840	—	—	—	31,840
Repayment of intercompany notes payable	—	(5,577)	—	5,577	—
Financing from parent	—	12,800	—	(12,800)	—
Debt issuance costs	(1,982)	—	—	—	(1,982)
Cash dividends paid	—	—	(4,405)	4,405	—
Other, net	—	(368)	—	—	(368)

Cash (used in) provided from financing activities	(28,782)	6,855	(4,405)	(2,818)	(29,150)

Increase (decrease) in cash and cash equivalents	6,339	38	(3,251)	—	3,126
Cash and cash equivalents at beginning of year	(4,476)	5,759	11,099	—	12,382

Cash and cash equivalents at end of period	$1,863	$5,797	$7,848	$—	$15,508

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

The following discussion contains statements about future events and expectations, or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additives market, the level of future declines in the market for tetraethyl lead and other trends in the petroleum additives market, our ability to maintain or increase our market share and our future capital expenditure levels.

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

You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this discussion, or elsewhere, might not occur.

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

Net Sales

Our consolidated net sales for the third quarter 2003 amounted to $197.1 million, representing an increase of 14% from the 2002 level of $172.8 million. The nine months 2003 consolidated net sales of $551.1 million were 12% higher than the nine months 2002 amount of $489.9 million. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Petroleum additives	$194.1	$170.7	$544.7	$483.1
Tetraethyl lead	3.0	2.1	6.4	6.8

Consolidated net sales	$197.1	$172.8	$551.1	$489.9

Petroleum Additives Segment

Petroleum additives net sales in the third quarter 2003 of $194.1 million were up $23.4 million (14%) from $170.7 million in the third quarter 2002. Total volumes shipped were 15% higher for the third quarter 2003 as compared to the same period in 2002 reflecting increased shipments across all major product lines. The higher shipments, along with product mix, resulted in essentially the entire increase in sales. While the foreign exchange impact on net sales was favorable, the combined effect on net sales of prices and foreign exchange was flat.

The nine months 2003 net sales were $61.6 million (13%) higher than the nine months 2002. Similarly to third quarter 2003, shipments were higher across all product lines. The overall increase of 8% in volumes shipped, combined with product mix resulted in higher sales of $52.2 million as compared to nine months 2002. Favorable foreign currency caused the remaining increase in net sales.

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

Total TEL sales in the third quarter 2003 were slightly higher than third quarter 2002, while nine months 2003 were slightly lower when compared to the same period in 2002. There were no sales to Octel for either of the nine months ended September 30, 2003 or September 30, 2002.

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

The table below reports operating profit by segment.

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Petroleum additives before nonrecurring items	$19.2	$23.9	$47.6	$45.5
Nonrecurring items	—	—	0.1	(1.2)

Total petroleum additives	19.2	23.9	47.7	44.3
Tetraethyl lead before nonrecurring items	9.4	3.1	17.2	10.9
Nonrecurring items	—	—	2.4	(1.6)

Total tetraethyl lead	9.4	3.1	19.6	9.3

Segment operating profit	$28.6	$27.0	$67.3	$53.6

Third quarter 2003 operating profit of $28.6 million was $1.6 million (6%) higher than third quarter 2002. The $6.3 million increase in operating profit of the TEL segment was substantially offset by a reduction of $4.7 million in the petroleum additives segment.

Nine months 2003 segment operating profit was $67.3 million and included nonrecurring income of $2.5 million related to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143 – “Accounting for Asset Retirement Obligations.” Nine months 2002 segment operating profit was $53.6 million and included a nonrecurring charge of $3.1 million for the impairment of goodwill upon the adoption of SFAS 142 – “Goodwill and Other Intangible Assets.” In addition, nine months 2002 included a nonrecurring income item of $255 thousand for a change in the estimate of the restructuring accrual for the engine oil additive rationalization. Excluding these nonrecurring items, combined segment operating profit was $8.4 million (15%) higher than 2002 levels, reflecting an increase in both petroleum additives and TEL operating profit.

Petroleum Additives Segment

We have been notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate a contract in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted the amortization of this intangible to coincide with the 2005 termination date. We are pursuing other supply alternatives, which may not be as favorable as our current terms. In the event we cannot achieve the same or similar terms, our cost will increase.

Third Quarter 2003 vs. Third Quarter 2002 - Petroleum additives third quarter 2003 operating profit was $19.2 million or $4.7 million lower than third quarter 2002 operating profit of $23.9 million, a decrease of 19%.

Volumes shipped were higher across all major product lines, but the increase in raw material costs partially offset the impact of the increased shipments. A positive foreign exchange impact partially offset the unfavorable effect of raw material costs. Compared to third quarter 2002, these factors combined to result in slight improvements in operating profit of all of the major product lines, except for engine oil additives. A reduction in operating results of engine oil products more than offset the improvements in the other areas of petroleum additives.

Research, development, and testing expenses (R&D) in the petroleum additives segment were $1.8 million higher when comparing third quarter 2003 to the same period in 2002. In addition to a slightly unfavorable foreign currency effect, increases in personnel, as well as outside testing, generated most of the increase as we continue to support growth and customer requirements.

Selling, general, and administrative expenses (SG&A) increased $1.6 million or 13% from third quarter 2002 levels. As a percentage of net sales, SG&A expenses combined with R&D expenses, was even when comparing third quarter 2003 to the same period in 2002, at 14.2%. This reflects similar increases in both SG&A and net sales from third quarter 2002.

Nine Months 2003 vs. Nine Months 2002 – Petroleum additives nine months 2003 operating profit was $47.7 million as compared to $44.3 million for nine months 2002, an increase of 8%. Excluding nonrecurring items, petroleum additives operating profit for the nine months 2003 of $47.6 million increased 4% from nine months 2002 operating profit of $45.5 million on the same basis.

The improved nine months profits this year are across all major product lines, except for engine oil additives, and reflect an increase of 8% in shipments. The most significant improvement is in the fuels product line. The improved profit also reflects improved production costs, including a build-up of inventory levels. Operating profit also improved due to favorable foreign currency impact, primarily from the Euro. Raw material costs were up between the two nine-month periods resulting from the higher shipments and an increase in raw material prices. Energy costs continue to be higher than last year.

The nonrecurring income of $100 thousand for the nine months 2003 was the gain recognized upon the implementation of SFAS No. 143. The nonrecurring item for the nine months 2002 was for a $1.5 million impairment of goodwill, which was partially offset by the $255 thousand benefit related to a change in estimate of the restructuring accrual for the engine oil additive rationalization. The goodwill impairment was done in response to the implementation provisions of SFAS No. 142.

Research, development, and testing expenses (R&D) in the petroleum additives segment were $5.6 million higher when comparing nine months 2003 to the same period in 2002. In addition to an unfavorable foreign currency impact, the higher expenses primarily resulted from increases in outside testing and personnel support, as well as fleet tests and health tests in the methylcyclopentadienyl manganese tricarbonyl (MMT) product line.

Selling, general, and administrative expenses (SG&A) increased $6.6 million or 18% from nine months 2002 levels. SG&A expenses included an increase in our allowance for doubtful accounts. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 15.1% for the nine months 2002 to 15.7% for nine months this year. This increase reflects the 18% increase in SG&A expenses from nine months 2002, as compared to a 13% increase in net sales.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the third quarter 2003 was $9.7 million, which was $1.4 million higher than the third quarter last year, an increase of 17%. The marketing agreement operating profit was $20.6 million for nine months 2003 and $18.5 million for nine months 2002. The improved earnings in both of the current year periods reflect higher selling prices. This was partially offset by lower volumes shipped for the nine months 2003 period. This segment is characterized by large swings in quarterly profitability, and these results reflect the timing of shipments.

Other TEL operations not included in the marketing agreements improved $4.9 million as compared to the third quarter last year and $4.1 million compared to the nine months 2002. The improvements in 2003 periods reflect the absence in the current year of 2002 charges related to environmental and premises asbestos liabilities.

Also included in TEL for the nine months 2003 is nonrecurring income of $2.4 million from the implementation of SFAS No. 143. Nine months 2002 included a nonrecurring charge of $1.6 million required by the adoption of SFAS No. 142, reflecting an impairment of goodwill.

While the market for this product is declining, the TEL business continues to supply Ethyl with strong cash flows.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Interest and Financing Expenses

Third quarter 2003 interest and financing expenses were $5.2 million as compared to $6.4 million in third quarter 2002. Lower average debt resulted in a decrease in interest and financing expenses of $1.2 million. Higher average interest rates resulted in an increase in interest expenses of $800 thousand. Fees and amortization of financing costs were $800 thousand lower.

Interest and financing expenses of $16.4 million for nine months 2003 were $3.5 million lower than the same 2002 period. Similarly to the third quarter 2003, lower average debt caused a reduction of $3.4 million and higher interest rates negatively impacted interest and financing expenses $1.2 million. Fees and amortization were $1.3 million favorable when comparing nine months 2003 to 2002.

On April 30, 2003, we entered into a new long-term debt structure. Interest costs under the new long-term debt structure will vary from our former credit facility. The interest on the seven year $150 million senior notes is at a fixed rate of 8.875%. The interest rates on the remaining debt are at variable rates of LIBOR plus a premium of 375 to 450 basis points.

Other Income (Expense), Net

Other income (expense), net was $37 thousand income for third quarter 2003 and $105 thousand expense for nine months 2003. Both periods were comprised of a number of small items, including $300 thousand for expenses related to debt refinancing activities for the nine months.

Other income (expense), net for the third quarter 2002 amounted to $1.4 million income and included $1.2 million of interest income from a settlement with the Internal Revenue Service. Nine months 2002 was $3.0 million expense, primarily including the $1.2 million of interest income which was offset by expenses of $4.1 million for impairment of nonoperating assets and $1.1 million for debt refinancing activities.

Income Taxes

Income taxes for third quarter 2003 were $4.8 million with an effective income tax rate 32.0%. Income tax expense on continuing operations for third quarter 2002 was $5.0 million with an effective tax rate of 33.0%. The small change in income taxes was substantially the result of the slightly lower effective tax rate in 2003.

Income taxes on continuing operations for nine months 2003 were $7.7 million with an effective income tax rate of 32.6%. Total income taxes on the same basis for nine months 2002 were $5.3 million resulting in an effective income tax rate of 42.7%. The change in income before income taxes caused $4.8 million of the increase in income taxes. The change in the effective tax rate resulted in a decrease in taxes of $2.4 million.

The higher tax rate in 2002 primarily reflects the effect of a valuation allowance, which increased tax expense approximately $1.4 million and was recorded at September 30, 2002. This valuation allowance, which was released in December 2002, was primarily due to the uncertainty of whether the capital loss carryforward related to the impairments of certain nonoperating assets would ultimately be realized.

Our deferred taxes are in a net asset position and we believe that we will recover the full benefit of these deferred tax assets.

Discontinued Operations

After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation.

Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility. These accounts receivable and inventory are reported as “Assets of discontinued operations” on our Consolidated Balance Sheets. The net book value of the fixed assets was zero. The cost and accumulated depreciation of these fixed assets have been removed from the property, plant, and equipment captions on our Consolidated Balance Sheets.

The income from operations of discontinued business reflected in our Consolidated Statements of Income is on an after-tax basis. The net sales of the discontinued business were $4.8 million for the third quarter 2002 and $13.8 million for nine months 2002. We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

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

Net Income

Net income for the third quarter 2003 was $10.3 million ($.61 per share), compared to net income for third quarter 2002 of $10.9 million ($.65 per share). The third quarter 2002 included $722 thousand of income from discontinued operations.

For the nine months of this year, net income was $32.3 million ($1.93 per share) compared to net income of $6.8 million ($.41 per share) for the same period of 2002. Nonrecurring items and discontinued operations totaled income of $16.4 million for nine months 2003 and expense of $4.2 million for the same 2002 period.

Nine months 2003 results include an increase of $3.2 million in corporate unallocated general and administrative expenses from nine months 2002, primarily reflecting increased insurance, legal, and personnel expenses.

A summary of earnings and earnings per share, in millions except for per share amounts, is shown below. Certain information presented in the table below are non-GAAP financial measures. We have included this information in order to provide transparency to investors and to enhance period-to-period comparability of performance. We believe that these non-GAAP financial measures are more reflective of our continuing operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income:
Earnings excluding discontinued operations and nonrecurring items	$10.3	$10.2	$15.9	$11.0
Discontinued operations	—	0.7	14.8	2.2
Nonrecurring items (a)	—	—	1.6	(6.4)

Net income	$10.3	$10.9	$32.3	$6.8

Basic earnings per share (b):
Earnings excluding discontinued operations and nonrecurring items	$0.61	$0.61	$0.95	$0.66
Discontinued operations	—	0.04	0.88	0.13
Nonrecurring items (a)	—	—	0.10	(0.38)

Net income	$0.61	$0.65	$1.93	$0.41

(a) Nonrecurring items after income taxes:
SFAS No. 143 - gain on implementation	$—	$—	$1.6	$—
SFAS No. 142 - impairment of goodwill	—	—	—	(2.5)
Loss on impairments of nonoperating assets	—	—	—	(4.1)
Engine oil additives rationalization	—	—	—	0.2

	$—	$—	$1.6	$(6.4)

(b) Information on diluted earnings per share is provided on the Consolidated Statements of Income.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2003 were $22.1 million, which was an increase of $6.6 million since December 31, 2002. Our cash flows were more than sufficient to cover operating activities during nine months 2003. Cash flows from operating activities for the nine months 2003 were $57.5 million, while the proceeds from the sale of the phenolic antioxidant business were $27.8 million and the proceeds from the sale of certain other assets were $12.6 million. We used these cash flows to pay $13.3 million in debt issuance costs, fund capital expenditures of $7.2 million, and make the final payment of $3.2 million to Octel for TEL marketing agreements services. In addition, we made a net repayment on debt of $67.6 million and increased our cash and cash equivalents $6.6 million. Our cash from operations included $4.8 million received from a lawsuit settlement. This settlement was related to the recovery of operating costs of $2.4 million, as well as interest income on the settlement of $2.4 million. In addition, cash flows from operations reflected $7.8 million of pension plan contributions. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses.

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

We had restricted cash of $900 thousand at September 30, 2003 and $700 thousand at December 31, 2002. Of these funds, $400 thousand represent a portion of the funds we received from the demutualization of MetLife, Inc. in 2000. We are using this cash to reduce the employee portion of retiree health benefit costs. The remaining $500 thousand represent funds related to the issuance of a European bank guarantee.

During the first quarter of 2003, we worked on an initiative to provide a long-term debt structure for Ethyl. That structure was put in place on April 30, 2003 and includes senior notes and a senior credit facility with a bank term loan and a revolving credit facility.

Senior Notes

On April 30, 2003, we sold, in a private offering, senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. On June 26, 2003, we commenced an exchange offer for all of the outstanding 8.875% senior notes. We offered to exchange up to $150 million aggregate principal amount of our 8.875% senior notes due in 2010 which are registered under the Securities Act of 1933, as amended, for a like principal amount of the original unregistered senior notes. The exchange offer expired as scheduled at 5:00 p.m., New York City time, on Monday, July 28, 2003. All of the notes were tendered. The terms of the exchange securities are identical in all material respects to the terms of the original securities for which they were exchanged, except that the registration rights and the transfer restrictions, applicable to the original securities, are not applicable to the exchange securities.

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

The indenture governing the senior notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or repurchase capital stock;

•	make certain investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

Senior Credit Facility

The senior credit facility is secured by first priority perfected liens on substantially all of the existing and future acquired U.S. assets of Ethyl and our domestic subsidiaries and certain foreign assets. In addition, the senior credit facility is guaranteed by certain foreign subsidiaries and all our existing, and substantially all of our future, U.S. subsidiaries to the extent that it would not result in material increased tax liabilities.

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

The bank term loan had an original principal amount of $115 million and has a variable interest rate of LIBOR plus 450 basis points. The term loan matures in April 2009 and has scheduled quarterly payments, which began in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 375 to 400 basis points.

* * *

The new debt structure will cause Ethyl to incur higher cash interest cost than the previous facility, but provides the long-term capital structure we need to manage our business. The proceeds from the senior notes and the bank term loan were used to repay our former credit facility, which on April 30, 2003 included a term loan of $178.3 million and a revolving line of credit of $55.3 million, as well as a loan in the amount of $18.6 million borrowed from Bruce C. Gottwald, Chairman of the Board of Directors.

We had combined current and noncurrent long-term debt of $222.0 million at September 30, 2003, representing a net reduction of $68.0 million in our total debt since December 31, 2002. The net reduction in debt includes the full payment of the debt under our previous agreement of $265.9 million and full payment of our private borrowing of $18.6 million. These payments were offset by new borrowing amounting to $150 million on the 8.875% senior notes and $115 million on the term loan. Subsequent to the refinancing of our debt, we have made payments of $48.1 million on the term loan. Capital lease obligations also decreased $400 thousand. We expect to make further reductions in debt during the year.

As a percentage of total capitalization, our total debt decreased from 65.5% at the end of 2002 to 53.7% at September 30, 2003. Normally, we repay debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

We completed the funding requirement of $3.2 million associated with the amendment of our Alcor marketing alliance during the second quarter 2003.

We estimate our capital spending during 2003 will be in the range of $10 million to $15 million. We will continue to finance capital spending through cash provided from operations.

We had working capital at September 30, 2003 of $174.1 million resulting in a current ratio of 2.40 to 1. At December 31, 2002, the working capital was $143.2 million and the current ratio was 2.10 to 1. The increase in working capital and the current ratio primarily reflect a decrease in the current portion of long-term debt, as well as increases in cash and cash equivalents, inventories, and prepaid expenses. Offsetting these were smaller increases in accounts payable, accrued expenses, and income taxes payable, as well as a decrease in assets of discontinued operations. The change in inventory is in support of increased business activity.

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

As discussed in our 2002 Annual Report, we have made certain payments related to our TEL marketing agreements and have made the final payment of $3.2 million in May 2003. The unamortized total at September 30, 2003 is $31.7 million. We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts. We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and if conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period would have to be adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. While we feel the basis being used is appropriate, we continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $59.5 million at September 30, 2003. These intangibles relate to our petroleum additives business and are being amortized over periods with up to thirteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. During the second quarter 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. This change results in additional monthly amortization expense of $129 thousand over the next 20 months. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued two new accounting standards during 2003. Statement of Financial Accounting Standard Number 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” clarifies accounting and reporting requirements for derivative instruments and hedging activities. The statement is generally effective for derivative and hedging activities entered into after June 30, 2003. Statement of Financial Accounting Standards Number 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective at the beginning of the first interim period after June 15, 2003. These statements did not have a significant impact on third quarter 2003 results, nor do we expect either of the statements to have a significant impact on future results.

FASB Interpretation Number 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. Originally, the requirements of this interpretation were effective for interim or annual periods beginning after June 15, 2003. The FASB has recently deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003. We do not expect this interpretation to have a significant impact on Ethyl.

Other Matters

Ethyl is considering the formation of a holding company and an internal restructuring in which its various businesses would be organized into separate business units. On August 8, 2003, Ethyl filed a request with the Internal Revenue Service seeking rulings as to certain federal income tax consequences of such a holding company transaction and internal restructuring. The formation of a holding company would be subject to approval by our Board of Directors and Ethyl shareholders.

In July 2003, Ethyl completed its critical review of the MMT fleet study report released by the Alliance of Automobile Manufacturers (“AAM”) in July 2002. With the assistance of ENVIRON International Corporation, Ethyl has concluded that the AAM study reaffirms that MMT® is an acceptable fuel constituent that does not harm vehicle emission control systems. The automotive industry continues to persist in demanding that oil companies discontinue the use of MMT® and that governments disallow the use of the product. The automotive industry alleges that MMT® may cause catalyst plugging in advanced emission control vehicles. However, no credible evidence to support such allegation has been provided to Ethyl. The EPA and the Canadian government have extensively studied the product and have determined that MMT® does not harm vehicle emission control systems. We believe that the additive is an environmentally beneficial product that has proven its effectiveness in real-world use.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our 2002 Annual Report, except for interest rate risk, which is discussed below.

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

Based on $67 million of debt at variable rates under the new debt structure and holding all other variables constant, if LIBOR rates increased a hypothetical 10% (currently approximately 11 basis points), the annual effect on our earnings and cash flows would be higher interest expense of approximately $75 thousand.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of

1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ethyl, including our consolidated subsidiaries, required to be included in Ethyl’s periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM	1. Legal Proceedings

Ethyl was served as a defendant in two cases filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Both cases claimed damages attributable to lead. One case was dismissed in its entirety, the plaintiffs did not appeal, and the case has ended. The other, Smith et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure due to lead paint and dust from tailpipe emissions due to leaded gasoline. The Court dismissed Ethyl and some other defendants from the Smith case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs appealed both decisions in the Smith case and the appeal has not been decided. Ethyl was served as a defendant in another case filed in the Circuit Court for Baltimore City, Maryland, on November 3, 2003, David Johnson et al. v. Clinton et al. The case claims damages attributable to lead similar to the Smith case, for alleged personal injuries for two plaintiffs. Ethyl has strong defenses and will vigorously defend the cases.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

	Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

	Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

	Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.

(b)	Current Reports on Form 8-K

(i)	Dated August 5, 2003, reporting under Item 12, “Results of Operations and Financial Condition”, a press release announcing the Company’s earnings for the second quarter ended June 30, 2003.

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

ETHYL CORPORATION
(Registrant)

Date: November 5, 2003	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: November 5, 2003	By: /s/ Wayne C. Drinkwater
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