Form 10-K
period 2003-12-31
ETHYL CORP
filed 2004-02-27
CIK 33656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5112

ETHYL CORPORATION

Incorporated pursuant to the Laws of the Commonwealth of Virginia

Internal Revenue Service Employer Identification No. 54-0118820

330 South Fourth Street

Richmond, Virginia 23219-4350

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

Yes ☒     No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003: $146,252,572.45 *

Number of shares of Common Stock outstanding as of January 31, 2004: 16,804,009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ethyl Corporation’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

*In determining this figure, an aggregate of 2,035,258 shares of Common Stock reported in the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2003 as reported by The Wall Street Journal.

Form 10-K

Items 11 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission (SEC) has not approved or disapproved of this Annual Report on Form 10-K or passed upon its accuracy or adequacy.

PART I

ITEM 1.    BUSINESS

As a specialty chemicals company, we provide highly formulated packages of lubricant and fuel additives. We develop, manufacture and blend fuel and lubricant additive products and market and sell those products worldwide. We are one of the largest producers of lubricant additives worldwide and we believe we offer the broadest line of fuel additives worldwide. We recently launched our first line of petroleum additives created specifically for the metalworking industry. Under the brand name TecGARD™, these products meet the needs of the metalworking industry for high-temperature, high-pressure, and high-precision performance. Lubricant and fuel additives are necessary products for the maintenance and operation of vehicles and machinery. From additive components to custom-formulated chemical blends, we believe we provide customers with products and solutions that make fuels burn cleaner, engines run smoother, and machines last longer. We are one of the primary marketers of tetraethyl lead (TEL) in North America, and through our marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), we are the only marketer of TEL outside of North America.

We have developed long-term relationships with our customers in every major region of the world whom we serve through our five manufacturing facilities in North America and Europe. We have more than 200 employees dedicated to research and development who work closely with our customers to develop chemical formulations that are tailored to our customers’ and the end-users’ specific needs. Our portfolio of approximately 1,000 technologically advanced, value-added products allows us to provide a full line of products and services to our customers.

We were incorporated in 1887 and shares of our common stock have been traded on the New York Stock Exchange since 1965. We employed approximately 1,100 people at year-end 2003.

References in this Annual Report on Form 10-K to “we,” “our,” and “Ethyl” are to Ethyl Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

Business Segments

We report our business in two distinct segments: petroleum additives and tetraethyl lead. We divide our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product with declining demand marketed primarily through third-party agreements. Financial information concerning our segments is provided in Item 8, “Financial Statements and Supplementary Data.”

Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles and other equipment. We manufacture component chemicals that are selected to perform one or more specific functions and blend those chemicals with other components to form packages for use in specified end-user applications. The petroleum additives market is an international marketplace, with customers including oil companies and refineries, vehicle original equipment manufacturers (OEMs), and other specialty chemical companies.

We view the petroleum additives marketplace as being comprised of two product lines: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that improve the performance, durability and functionality of oils, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel and other fuels, resulting in lower fuel costs, better vehicle performance, and lower tailpipe or smoke stack emissions.

Our success in the petroleum additives segment is due to our technical capabilities, our formulation expertise, our close relationships with our customers, our broad differentiated product offerings, and our global distribution capabilities. We invest significantly in research and development in order to anticipate our customers’ needs and meet the rapidly changing environment for new and improved products and services.

Lubricant Additives

Lubricant additives are essential ingredients for lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oil, automatic transmission fluids, gear oils, hydraulic oils, turbine oils, and in virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump or industrial machine.

Lubricants are used in nearly every piece of operating machinery from heavy industrial equipment to vehicles. Lubricants provide a layer of insulation and protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents, and increase efficiency. Specifically, lubricants serve the following main functions:

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

We are one of the leading global suppliers of specially formulated lubricant additives that combine some or all of the components described above. Our products are highly formulated, complex chemical compositions derived from extensive research and testing to ensure all additive components work together to provide the intended results. Our products are engineered to meet specifications prescribed by either the industry generally or a specific customer. Purchasers of lubricant additives tend to be oil companies, distributors, and refineries.

Key drivers of lubricant additives demand include total vehicle miles driven, vehicle production, equipment production, the average age of vehicles on the road, new engine and driveline technologies, and drain/refill intervals.

We view the lubricant marketplace as being broken down into two primary components: engine oil additives and specialty additives.

Engine Oil Additives

The largest submarket within the lubricant additives marketplace is engine oils, which we estimate represents 75% of the overall lubricant additive market volume, yet a much lower percentage of the overall market profitability. The engine oil market customers include consumers, service stations and OEMs. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil product to meet internal, industry and OEM specifications.

Key drivers of the engine oils market are the number of vehicles on the road, drain intervals for engine oils, engine and crankcase size, changes in engine design, temperature and specification changes driven by the OEMs. Customer and supplier dynamics have created a difficult marketplace for engine oil additives in recent years as the marketplace prices engine oil products on a commodity basis. This has resulted in significant pricing pressure felt by engine oil additive companies.

Specialty Additives

The specialty additive submarket is comprised of additives designed for products such as automatic transmission fluids (ATF), gear oils, and industrial fluids, which serve both driveline and industrial applications. This submarket comprises approximately 25% of our overall lubricant additives market volume, but a much larger percentage of its overall profitability. ATFs primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear additives lubricate gears, bearings, clutches and bands in the gear-box and are used in vehicles, off-highway, hydraulic and marine equipment. Other products in this area consist of hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery, and vehicle greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service stations for aftermarket servicing (service-fill). Our TecGARD™ additives will be marketed to the metalworking industry with state-of-the-art solutions for the market.

Key drivers of the specialty additives marketplace are the number of vehicles, drain intervals for ATF and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

Fuel Additives

Fuel additives are chemical compounds that are used to improve both the oil refining process and the performance of gasoline, diesel and other fuels. Benefits of fuel additives in the oil refining process include reduced use of crude oil, lower processing costs, and improved fuel storage properties. Fuel performance benefits include ignition improvements, emission reductions, fuel economy improvements, and engine cleanliness, as well as protection against deposits in fuel injectors, intake valves and the combustion chamber. Our fuel additives are extensively tested and designed to meet stringent industry, government and OEM requirements.

Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM and government specifications and often differs from country to country. The different types of fuel additives we offer include:

•	gasoline performance additives, which clean and maintain key elements of the fuel delivery systems, including fuel injectors and intake valves, in gasoline engines;

•	diesel fuel performance additives, which perform similar cleaning functions in diesel engines;

•	cetane improvers, which increase the cetane number (ignition quality) in diesel fuel by reducing the delay between injection and ignition;

•	stabilizers, which reduce or eliminate oxidation in fuel;

•	corrosion inhibitors, which minimize the corrosive effects of chemical additives and prevent rust;

•	lubricity additives, which restore lubricating properties lost in the refining process;

•	cold flow improvers, which improve the pumping and flow of diesel in cold temperatures; and

•	octane enhancers, which increase octane ratings and decrease emissions.

We offer the broadest line of fuel additives worldwide and sell our products to major fuel marketers and refiners, as well as independent terminals and other fuel blenders.

One of our fuel additives is Methylcyclopentadienyl Manganese Tricarbonyl (MMT). Albemarle Corporation manufactures MMT for us through a long-term supply arrangement. We are the primary marketer of MMT. Since 1995, the number of countries in which we sell MMT has increased from 4 to 30. When used in the refining process, MMT provides octane enhancement while reducing the amount of crude oil necessary to produce gasoline. We believe MMT is 2-3 times more cost-effective for enhancing octane (per unit of octane) of unleaded gasoline than the next best product on the market today. When MMT is used in unleaded gasoline, it reduces tailpipe emissions that are known contributors to urban smog. As a result, MMT is an attractive solution to enhance otherwise low octane levels and to reduce vehicle generated pollution.

Key drivers in the fuel additive marketplace include total vehicle miles driven, the introduction of more sophisticated engines, regulations on emissions (both gasoline and diesel), quality of crude oil slate and performance standards and marketing programs of major oil companies.

Competition

We compete in two distinct segments—petroleum additives and TEL. The petroleum additives segment is further divided into the lubricant additives submarket and the fuel additives submarket. In lubricant additives, the four top suppliers in 2003 supplied over 85% of the market. These suppliers include Lubrizol, Infineum (a joint venture between ExxonMobil Chemical and Shell), Oronite (a subsidiary of ChevronTexaco) and Ethyl. Several other suppliers comprise the remaining market share.

The fuel additives market is fragmented and characterized by more competitors. While we participate in many facets of the fuels market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF, Oronite and Lubrizol; in the cetane improver market, we compete against SNPE of France and Exchem of the U.K.; and in the diesel markets, we compete against Lubrizol, Infineum, BASF, and Octel.

The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically capable products that meet industry specifications. The need to continually lower cost through formulation technology and cost improvement programs is vital for success in this environment.

Tetraethyl Lead—TEL is a distinct business segment. TEL is used as an octane enhancer in gasoline to improve ignition qualities and operating performance of fuel. Since the 1920s, TEL has been used to prevent “engine knock,” a condition of poor combustion timing causing loss of engine power. In the 1970s, U.S. automobile manufacturers began including emissions control technology in vehicles to comply with the Federal Clean Air Act. When the surface metal of a catalytic converter in emissions control systems was deemed incompatible with lead, unleaded gasoline became the fuel standard in the United States with other countries following. Octel is now the only manufacturer of TEL worldwide. Through our agreements with Octel, we receive 32% of the net proceeds from the sale of TEL by Octel in all regions of the world except North America. In North America, we continue to purchase a small quantity of TEL from Octel and sell it to selected customers for aviation and racing fuel. Our agreements with Octel expire in 2010, but contain provisions for extensions thereafter.

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

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our operations in the foreseeable future. The most significant of these include base oil, polyisobutylene, olefin copolymers, antioxidants, alcohols, and methacrylates. Generally, we purchase major raw materials and chemicals under long-term contracts with multi-source suppliers. Certain products are obtained through single-source suppliers.

We have the following long-term supply agreements for raw materials and finished products:

•	Octel supplies TEL for our North American sales of that product under an agreement expiring in 2010, with extensions subject to certain terms and conditions.

•	Albemarle Corporation supplies MMT under a supply agreement expiring in 2014.

During 2003, DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, notified us of their intent to terminate a long-term supply agreement in mid-2005. The contract was initially scheduled to terminate in 2012. We are pursuing other supply alternatives, which may not be as favorable as our current terms.

Prior to the sale of our antioxidant business to Albemarle Corporation (Albemarle) in January 2003, Albemarle supplied certain antioxidant finished products to us under a supply agreement that would have expired in 2014. They continue to supply antioxidants for our internal needs.

Research, Development, and Testing

R&D provides the basis for our global petroleum additives technology. We develop products through a combination of chemical synthesis, formulation, engineering design and performance testing. In addition to products, R&D also provides our customers with technical support to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs and superior technical support to our customers worldwide. R&D expenditures, which totaled $57 million in 2003, are expected to grow modestly in 2004 in support of our core technology areas. The efficiency of our R&D spending continues to improve through expansion of internal testing capabilities and project management processes.

New products developed in 2003 include next generation fill-for-life automatic transmission fluids and additive packages for emerging technologies such as continuously variable and dual-clutch transmission designs. In addition, we have developed new, robust ATF service-fill technologies for General Motor’s new Service Fill Specification, DEXRON® III-H. We continued to develop and expand our fuel-efficient/heat reduction axle fluid technology to other applications and performance levels and have expanded our product offerings in the industrial fluid area. A new multipurpose grease additive that delivers superior wear protection and material compatibility was commercialized in 2003. New performance additives used in gasoline and distillate applications were also developed in 2003. These additives provide a variety of benefits including enhanced deposit control, improved emissions, and increased combustion efficiency across a broad range of combustion related areas. Ethyl’s proprietary dispersant viscosity improver technology has become a standard for performance in a critical heavy-duty diesel application. New formulations were developed for the new GF-4 passenger car motor oil category, which requires stronger wear and fuel economy performance.

Intellectual Property

We actively protect our inventions, new technologies, and product developments by filing patent applications or maintaining trade secrets. We currently own approximately 1,000 issued United States and foreign patents, with a significant number of additional patents pending. The use of technology covered by several of these patents and trade secrets is licensed to others through an active royalty-generating licensing program. In addition, we have acquired the rights under patents and inventions of others through licenses. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world where necessary to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks including Ethyl®, MMT®, HiTEC®, and GREENBURN®, as well as several pending trademark applications.

Commitment to Responsible Care®

We are committed to continuous improvement and vigilant management of the health and safety of our employees, neighbors and customers, as well as the stewardship of the environment. One way we demonstrate this commitment is by supporting the principles of the American Chemistry Council (ACC) Responsible Care® program. As part of this commitment, we have established Responsible Care goals. These goals are continuous in nature and are just a portion of the metrics we use to manage the worldwide environmental and safety aspects of our business. The goals and their status for 2003 are:

• Goal 1:	We will have zero reportable spills involving our products and all chemicals we handle.

In 2003, we had two spills that were reportable to federal agencies. We believe the environmental impact of these spills was negligible. Ethyl believes that any reportable spill is unacceptable; however, we believe our response and management were effective in ensuring that the impact of these spills was minimal. We have had between zero and two reportable spills per year over the last five years.

• Goal 2:	We will have zero reportable process safety incidents.

From 1998 to 2002, Ethyl had no significant process safety incidents. In 2003, we had one significant process safety incident that resulted in a lost-time injury. There were no off-site consequences of this incident.

• Goal 3:	We will have zero recordable injuries.

Our worldwide recordable rate (which is the number of injuries per 200,000 hours worked) in 2003 was 1.08. Although this is slightly higher than the 2002 recordable rate, we are demonstrating continuous improvement with a downward aggregate trend over the last five years. Ethyl’s safety performance represents a focused effort by all of our employees. We will continue to emphasize that working safely is part of Ethyl’s values. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries. We are committed to the safety of our employees and our neighbors and believe our record demonstrates that commitment.

All of our employees are responsible for environmental and safety excellence, and we expect and demonstrate the type of leadership that will ensure the continued success of our efforts. Responsible Care is a way of life at Ethyl, enhancing operations, the way we work, and the relationships we maintain with our customers and our communities. In 2003, we began the implementation of the enhanced Responsible Care defined by the ACC which will culminate in an independent third party audit of the environmental, health and safety processes at Ethyl’s headquarters and U.S. manufacturing sites.

Environmental

We operate under policies that we believe comply with federal, state, local, and foreign requirements regarding the handling, manufacture, and use of materials. One or more regulatory agencies may classify some of these materials as hazardous or toxic. We also believe that we comply with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in every material respect.

We regularly review the status of significant existing or potential environmental issues. We accrue and expense our proportionate share of environmental remediation and monitoring costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 and Financial Accounting Standards Board Interpretation No. 14, as clarified by the American Institute of Certified Public Accountants Statement of Position 96-1. As necessary, we adjust our accruals based on additional information.

Total gross liabilities accrued at year-end for environmental remediation were $23 million for both 2003 and 2002. We recorded expected insurance reimbursement assets for these amounts of $3 million in 2003 and $4 million in 2002. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $10 million at December 31, 2003 and $13 million at December 31, 2002. The decrease in the accruals for dismantling and decommissioning cost from year-end 2002 to 2003 is primarily the result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. See Note 15. As new technology becomes available, it may be possible to reduce accrued amounts. While we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact.

We spent approximately $13 million in 2003 and 2002 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $12 million in 2001. Of these amounts, the ongoing costs of operations were $11 million in 2003, 2002 and 2001. The balance represents clean-up, or remediation and monitoring costs. These environmental operating and clean-up expenses are included in cost of goods sold. In the next year, we expect environmental operating and remediation costs to be about the same as 2003.

For capital expenditures on pollution prevention and safety projects, we spent $3 million in 2003, $5 million in 2002, and $2 million in 2001. Over the next few years, we expect capital expenditures for these types of projects to be nearly double the 2003 level due to modifications needed to meet the Miscellaneous Organic National Emissions Standards for Hazardous Air Pollutants regulation.

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

During 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies and have accrued for these estimated expenses. During late 2003, one of the other PRPs declared bankruptcy. We have not yet determined what, if any, impact this may have on Ethyl. Because of the early stage of the investigation and feasibility studies, it is difficult to make a reasonable estimate of the total cost of our share of responsibilities related to any site remediation or clean-up.

We also own several other environmental sites where we are in the process of remediation and monitoring. At one of our major sites in the United States, we have substantially completed remediation and will be monitoring the site for an extended period. In addition, during 2004, we expect to begin dismantling and remediation at our Canadian TEL plant.

Geographic Areas

We have operations in the United States, Europe, Asia, Latin America, Australia, and Canada. The economies are stable in most of the countries where we operate. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar denominated transactions, letters of credit, and prepaid transactions. We have also participated in selective foreign currency forward contracts in previous years. Our foreign customers mainly consist of financially viable government organizations and large companies.

Venezuela, where we sell certain petroleum additive products, has experienced political instability and economic problems. A major customer in Venezuela also purchases TEL through our marketing agreements with Octel. We continue to closely monitor the situation in this country.

The table below reports net sales and long-lived assets by geographic area. No transfers occurred between segments during the three years shown. Except for the United States and Canada, no country exceeded 10% of net sales. The United States was the only country that exceeded 10% of long-lived assets in any year. We allocated revenues to geographic areas based on the location to which the product was shipped. The change in net sales during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Geographic Areas

	2003	2002	2001
	(in millions of dollars)
Net Sales
United States	$264	$216	$272
Canada	93	81	73
Other foreign	399	359	363

Consolidated net sales	$756	$656	$708

Long-lived assets (a)
United States	$215	$238	$264
Foreign	51	70	55

Total long-lived assets	$266	$308	$319

(a)	Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

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

In July 2003, Ethyl completed its review of the MMT fleet study report released by the AAM in July 2002. With the assistance of ENVIRON International Corporation, Ethyl has concluded that the AAM study reaffirms that MMT is an acceptable fuel constituent that does not harm vehicle emission control systems. Ethyl reported these conclusions in a paper presented at the Society of Automotive Engineers (SAE) meeting in October 2003 in Pittsburgh, Pennsylvania. Nonetheless, the automotive industry continues to persist in demanding that oil companies discontinue the use of MMT and that governments disallow the use of the product. The automotive industry has more recently alleged that MMT may cause catalyst plugging in vehicles equipped with the most advanced emission control systems. However, no credible evidence to support this allegation has been provided by the automobile industry to Ethyl. In December 2003, the Government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In their proposal, the Canadian government provided no timetable for the commencement or completion of the review. Ethyl welcomes this independent third party review of MMT, which we believe, when properly designed, conducted and interpreted, will reaffirm that MMT is compatible with modern emission control technologies. We believe that the additive is an environmentally beneficial product that has proven its effectiveness in real-world use.

On August 8, 2003, Ethyl filed a request with the Internal Revenue Service (IRS) seeking rulings as to certain federal income tax consequences of the creation of a holding company structure by Ethyl and a related internal restructuring. Ethyl received a private letter ruling on February 5, 2004, from the IRS stating that the holding company transaction and the internal restructuring generally will qualify as tax-free for U.S. federal income tax purposes. On February 26, 2004, the Board of Directors determined that the creation of a holding company was in the best interests of Ethyl and its shareholders. The Board then unanimously voted to adopt the merger agreement to create the holding company and recommended that the shareholders approve the transaction. Further information is included in the Proxy Statement.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents

Our Internet website address is www.ethyl.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit; Bonus, Salary and Stock Option; and Nominating and Corporate Governance Committees, are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at Ethyl Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

ITEM 2.    PROPERTIES

Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities and manufacturing properties, which primarily support the petroleum additives business segment.

Research, Development, and Testing	Richmond, Virginia Bracknell, England (leased)
Tsukuba, Japan (leased)
Ashland, Virginia (leased)

Manufacturing	Feluy, Belgium (lubricant additives)

Houston, Texas (lubricant and fuel additives; also TEL storage and distribution)

Natchez, Mississippi (idled facility)

Orangeburg, South Carolina (idled facility; leased land; sold January 2003)

Port Arthur, Texas (lubricant additives)

Rio de Janeiro, Brazil (petroleum additives storage and distribution)

Sarnia, Ontario, Canada (fuel additives)

Sauget, Illinois (lubricant and fuel additives)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas worldwide.

Production Capacity

We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. We believe that our facilities are well maintained and in good operating condition.

During 2003, we ceased manufacturing at our facility in Rio de Janeiro, Brazil. That facility is currently operating as a terminal location providing storage and distribution of petroleum additives.

In February 2001, we announced a new business strategy related to our engine oil additives business. As part of this business plan, we idled engine oil additive units in our Houston, Texas plant and one of the units at our plant in Brazil. We also idled a smaller plant in Natchez, Mississippi. The assets that were idled in 2001 were fully depreciated by their closure date.

During 2000, we permanently idled a facility in Orangeburg, South Carolina and wrote its value down to zero. We concluded that the market for the product that was produced at the facility had not grown as anticipated and that available supply and other existing production facilities were adequate for demand of the product. In January 2003, we sold our facility in Orangeburg, South Carolina.

ITEM 3.    LEGAL PROCEEDINGS

We were served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions. We believe that Ethyl has strong defenses to Smith and will vigorously defend the case. Ethyl was served as a defendant in another case filed in the Circuit Court for Baltimore City, Maryland, in November 2003, David Johnson et al. v. Clinton et al. The case claims damages attributable to lead similar to the Smith case, for alleged personal injuries for two plaintiffs. The Court has granted a Consent Motion to Quash Service of Process in the Johnson case, and therefore, Ethyl is not a current defendant in this case.

Ethyl and our subsidiaries are involved in other legal proceedings. These legal proceedings are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These proceedings also include product liability cases.

Like many other companies, Ethyl is also a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by Ethyl. Ethyl has never manufactured, sold or distributed products that contain asbestos. Nearly all of these cases are pending in Texas or Louisiana and involve multiple defendants. We maintain an accrual for these proceedings that we believe is adequate for resolving these cases. In addition, Ethyl believes that Albemarle Corporation is responsible for certain premises asbestos liabilities pursuant to an indemnification agreement between the companies dated as of February 28, 1994.

While it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that Ethyl and our subsidiaries have adequate accruals, cash, and insurance coverage such that the outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on Ethyl.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol EY.

Effective July 1, 2002, there was a 1-for-5 reverse stock split of our common stock and the number of authorized shares of common stock was reduced from 400 million to 80 million. We made cash payments for fractional shares to holders who had a number shares not divisible by five. The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share or less than $10 thousand.

There were 16,786,009 shares outstanding as of December 31, 2003. The registered shareholders were 10,595 at December 31, 2003 and 10,265 at December 31, 2002.

The following table shows the high and low prices of our common stock each of the last eight quarters. The prices prior to July 1, 2002 have been adjusted to reflect the 1-for-5 reverse stock split.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$10.48	$10.10	$13.10	$22.30
Low	$6.47	$8.34	$9.51	$12.60

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$7.40	$7.00	$4.50	$6.49
Low	$4.45	$3.35	$2.70	$2.80

ITEM 6.	SELECTED FINANCIAL DATA

Ethyl Corporation & Subsidiaries

Five Year Summary

	Years Ended December 31
	2003	2002	2001	2000	1999
	(in thousands except per-share amounts)
Results of Operations
Net sales	$756,341	$656,350	$707,625	$825,313	$846,803
Costs and expenses (1)	736,385	642,716	745,789	813,925	798,385
TEL marketing agreements services	29,603	25,756	36,571	36,619	53,993
Special items (expense) income, net (1, 2)	—	—	(114,016)	76,009	7,200

Operating profit (loss)	49,559	39,390	(115,609)	124,016	109,611
Interest and financing expenses	21,128	25,574	32,808	36,075	35,506
Other income (expense), net (3)	911	(547)	(4,274)	(2,793)	601

Income (loss) before income taxes	29,342	13,269	(152,691)	85,148	74,706
Income tax expense (benefit)	8,718	3,756	(45,321)	27,268	23,451

Net income (loss) from continuing operations	20,624	9,513	(107,370)	57,880	51,255
Income from operations of discontinued business (net of tax) (4)	14,805	2,901	2,330	3,117	4,042

Income (loss) before cumulative effect of accounting changes	35,429	12,414	(105,040)	60,997	55,297
Cumulative effect of accounting changes (net of tax) (5)	1,624	(2,505)	—	—	—

Net income (loss)	$37,053	$9,909	$(105,040)	$60,997	$55,297

Financial Position and Other Data
Total assets	$645,433	$656,251	$719,625	$1,001,639	$991,380
Operations:
Working capital	$184,174	$143,216	$125,339	$93,909	$161,766
Current ratio	2.52 to 1	2.10 to 1	1.79 to 1	1.46 to 1	1.80 to 1
Depreciation and amortization (1)	$50,391	$52,422	$99,518	$66,256	$65,125
Capital expenditures	11,617	12,671	9,515	13,828	13,793
Gross profit as a % of net sales (1)	21.9	21.1	12.5	19.2	22.0
Research, development, and testing expenses (6)	$56,954	$50,504	$57,170	$72,432	$66,342
Total debt	208,817	290,067	335,957	443,244	474,222
Common and other shareholders’ equity	199,683	153,078	145,293	259,413	215,209
Total debt as a % of total capitalization	51.1	65.5	69.8	63.1	68.8
Net income (loss) as a % of average shareholders’ equity	21.0	6.6	(51.9)	25.7	27.5

Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.23	$.57	$(6.43)	$3.47	$3.07
Earnings from operations of discontinued business (net of tax) (4)	.88	.17	.14	.18	.24
Cumulative effect of accounting changes (net of tax) (5)	.10	(.15)	—	—	—

Net income (loss)	$2.21	$.59	$(6.29)	$3.65	$3.31

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.22	$.57	$(6.43)	$3.47	$3.07
Earnings from operations of discontinued business (net of tax) (4)	.88	.17	.14	.18	.24
Cumulative effect of accounting changes (net of tax) (5)	.09	(.15)	—	—	—

Net income (loss)	$2.19	$.59	$(6.29)	$3.65	$3.31

Shares used to compute basic earnings per share	16,733	16,689	16,689	16,692	16,693
Shares used to compute diluted earnings per share	16,940	16,732	16,689	16,692	16,693
Cash dividends declared per share (7)	$—	$—	$—	$.625	$1.25
Equity per share	$11.90	$9.17	$8.71	$15.54	$12.89

Notes to the Five Year Summary

(1)	Asset writedowns, severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines were $76 million for 2001. Costs and expenses were $47 million and included $41 million related to the accelerated depreciation of certain engine oil additive assets and $6 million of other costs. Early retirement, severance, and related expenses amount to $29 million and are included in special items (expense) income, net.

(2)	In addition to the 2001 special items expense discussed above in Note (1), there was a recognition of a $62 million noncash loss on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Also included was a $26 million charge related to excise taxes on the pension reversion, which was partially offset by a $3 million gain on the sale of certain assets in Bracknell, England.

The special items in 2000 include a benefit of $81 million related to settlements of certain pension contracts resulting in the recognition of noncash gains and a $4 million benefit related to the demutualization of MetLife, Inc. These items were partially offset by an $8 million charge for the write-off of plant assets and a $1.4 million special retirement charge. The special item in 1999 consists of a supply contract amendment of $7 million income.

(3)	Other income (expense), net in 2003 includes a $1 million refund from an insurance company related to employee benefit policies.

Other income (expense), net in 2002 includes a loss on impairment of nonoperating assets of $4 million, as well as expenses related to debt refinancing activities of $1 million. In addition, 2002 reflects $1 million interest income from a settlement with the IRS, as well as $2.4 million for interest income from a lawsuit settlement.

The 2001 amount includes $3 million of expenses related to the refinancing of our debt. Also included is a net charge related to nonoperating assets of $3 million resulting from impairment losses of $4 million, which was partially offset by a $1 million gain on the sale of a nonoperating asset. Other income (expense), net for 2000 includes a $3 million charge for our percentage share of losses in equity investments offset by a $2 million gain on the sale of a nonoperating asset.

(4)	Discontinued operations reflect the phenolic antioxidant business, which was sold in January 2003. The 2003 amount is the gain on the disposal of this business of $23.2 million ($14.8 million after tax or $.88 per share). Prior year amounts represent the after-tax earnings of this business.

(5)	The cumulative effect of accounting change for 2003 reflects the gain of $2.5 million ($1.6 million after tax or $.10 per share) recognized upon adoption of Statement of Financial Accounting Standards (SFAS) No. 143 on January 1, 2003. The 2002 amount reflects the impairment of goodwill of $3.1 million ($2.5 million after tax or $.15 per share) resulting from the January 1, 2002 adoption of SFAS No. 142.

(6)	Of the total research, development, and testing expenses, the portion related to new products and processes was $28 million in 2003, $30 million in 2002, $33 million in 2001, $40 million in 2000, and $41 million in 1999.

(7)	The decrease in cash dividends declared in 2000 and subsequent years reflects the suspension of the dividend effective July 27, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion contains statements about future events and expectations, or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additive market, the level of future declines in the market for tetraethyl lead, and other trends in the petroleum additive market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, or changes in the demand for our products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, certain risk factors are also discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

OVERVIEW

The year 2003 was a year in which we continued our progress on improving earnings and reducing debt. We also established a long-term debt structure in April 2003 which provides us with a platform to continue to build for the future.

The strategic actions we have taken over the last several years included a restructuring of our important engine oil additives business. The engine oil business restructuring plan involved significant reductions in manufacturing, research and other support areas that serviced the engine oil business. We changed our focus from growing overall market share to growing profitability in higher-margin markets. These efforts have resulted in lower fixed costs and higher capacity utilization, allowing us to compete more effectively within the realities of today’s petroleum additives marketplace.

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

The success of these actions is reflected in our improved operating results, as well as our success in reducing debt from $641 million at the end of 1997 to $209 million at the end of 2003.

While we have made much progress, we continue to face a challenging and very competitive petroleum additives market characterized by increasing raw material prices and continuing demand for new performance products.

As we have already mentioned, we significantly reduced our debt again in 2003. We are now in the upper end of our target debt range and are comfortable with our overall debt leverage. Since our debt is now much lower, we are looking more closely at acquisition opportunities to grow our business. Our priority is to start with what we know best: fuel additives and lubricant additives. We are going to work outward from there and possibly look at other industries where we have strengths that could be utilized. For example these could be manufacturing industries or industries related to the safe handling of hazardous materials - something we have been involved in for 75 years. We are going to be patient and very deliberate as we search for the right fit. Thus, it may be some time before we announce an acquisition. Our guidance to our shareholders is to be equally as patient while we look for the right opportunity. Meanwhile, we will continue to reduce our debt while pursuing opportunities to continue growth within our core petroleum additives business.

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

Net Sales

We continued to improve our business in 2003 realizing increased net sales in essentially all areas of the petroleum additives segment. This is a result of our commitment to supply our customers with top quality products and service. The commitment to our customers is reflected in the significant investment in research and development which is part of our ongoing effort to improve our products and services to meet our customers’ needs.

Total net sales were higher in 2003 than in either of the previous two years, representing increases of 15% over 2002 and 7% over 2001.

In 2003 and 2002, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP amounted to $81 million (11% of total net sales) in 2003 and $69 million (11% of total net sales) in 2002. Sales to Shell amounted to $121 million (16% of total net sales) in 2003 and $87 million (13% of total net sales) in 2002. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

No other single customer accounted for 10% or more of our total net sales in 2003, 2002, or 2001.

The following table shows our net sales by segment for each of the last three years.

Net Sales By Segment

	2003	2002	2001
	(in millions of dollars)
Petroleum additives	$747	$648	$691
Tetraethyl lead	9	8	17

Consolidated net sales	$756	$656	$708

Petroleum Additives—Our petroleum additives sales improved over both 2002 and 2001. When comparing 2003 to 2002, petroleum additives net sales increased 15% above 2002 net sales reflecting improved results across all product lines. Total volumes shipped in 2003 were higher across all product lines than in 2002, and this impact, along with product mix, resulted in higher sales of about $80 million. The remaining increase in net sales over 2002 was caused by favorable foreign currency and changes in selling prices.

The increase of 8% in 2003 net sales when comparing to 2001 net sales was across all product lines except engine oil additives. The decrease in engine oil additives net sales reflects the impact of the loss of three high-volume engine oil customers in 2001 which was discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. Again, shipments were higher across all product lines, except engine oil additives. However, the reduction in engine oil volumes more than offset the increase across other product lines resulting in a reduction of 3% in overall shipments. Nonetheless, the increase in shipments of other product lines resulted in higher net sales when comparing 2003 to 2001 of $50 million. The remaining increase in sales of $6 million was the result of favorable foreign exchange and price changes.

Tetraethyl Lead—Most of the TEL marketing activity is through the agreements with Octel, under which we do not record the sales transactions. Therefore, TEL net sales reflected in the table above are those made by us in areas not covered by the agreements, as well as sales made to Octel under the terms of the agreements. These sales are minor compared to the TEL sales made through the marketing agreements. See Note 4.

TEL net sales were up slightly in 2003 when compared to 2002, but down substantially when compared to 2001. Sales increased $1 million when comparing 2003 to 2002 and decreased $8 million when comparing to 2001. Sales made to Octel in 2003 were $2.5 million higher than 2002 and $6 million lower than 2001. During the first quarter 2001, Octel purchased substantially all remaining inventory they were required to purchase from us under the agreements. The decrease in TEL sales, excluding Octel, reflects the expected and continuing market decline.

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

The table below reports operating profit (loss) by segment for the last three years. Certain measures presented in the table below are not recognized as financial measures calculated in accordance with generally accepted accounting principles (GAAP). We believe this information provides transparency to investors and enhances period-to-period comparability of performance. We believe that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements.

Segment Operating Profit (Loss)

	2003	2002	2001
	(in millions of dollars)
Petroleum additives before nonrecurring items	$59	$52	$33
Nonrecurring items	—	(1)	(72)

Petroleum additives	$59	$51	$(39)

Tetraethyl lead before nonrecurring items	$25	$17	$32
Nonrecurring items	2	(2)	—

Tetraethyl lead	$27	$15	$32

Petroleum Additives—Petroleum additives operating profit, excluding nonrecurring charges, improved to $59 million in 2003. This is the best operating profit in the segment since 1999 and represents an increase in operating profit on the same basis of 13% from 2002 and 79% from 2001. The improvement over 2002 is across all petroleum additive product lines except engine oil additives. The improvement over 2001 is across all product lines.

The 2003 petroleum additives operating profit of $59 million compares to $51 million for 2002. Excluding nonrecurring items in 2002, which are discussed below, operating profit was $52 million. The improvement is the result of many factors. Volumes shipped increased 10% with the most significant impact in the fuels product line. In addition, the higher profit reflects improved production costs. A favorable foreign exchange impact, primarily from the Euro, also contributed to the higher profit. Partially offsetting these factors were higher raw material costs. Total raw material costs were up compared to 2002 due to higher shipments, as well as the rising cost of the raw materials we use to produce our products.

When compared to 2001, the profits were significantly improved reflecting a much improved mix of product sold. While volumes shipped were lower in 2003 than 2001, a predominantly higher percentage of our profits came from products other than engine oils. The foreign currency impact was also favorable when compared to 2001. Although not at as high a rate as the 2002 comparison, raw material costs increased when compared to 2001 resulting from both higher volumes and costs.

Total R&D expenses were $57 million in 2003, $51 million in 2002, and $54 million in 2001 (excluding the 2001 nonrecurring engine oils rationalization charges). In addition to an unfavorable foreign currency impact, the increase in R&D expenses compared to 2002 reflects higher personnel costs supporting the development and testing of new products primarily in the specialty additives product lines. The $3 million increase compared to 2001 also reflects higher costs in the specialty additives product line, as well as the MMT product line. A decrease in the engine oil area partially offset these increases. R&D related to new products and processes was $28 million in 2003, $30 million in 2002, and $33 million in 2001. All of our R&D expenses were related to petroleum additives.

SG&A for this segment in 2003 was about $10 million higher than both 2002 and 2001. The increase was primarily the result of higher spending in support of the fuel additives and the specialty additives product lines. The increase included the impact of an unfavorable foreign currency effect. As a percentage of net sales, SG&A combined with R&D expenses was 15.5% in 2003, 15.4% in 2002, and 14.8% in 2001. While SG&A and R&D expenses were higher in 2003 than 2002, the increase in net sales resulted in the substantially unchanged percentage. The percentage increase over 2001 primarily reflects the smaller increase in net sales for 2003 as compared to 2001.

There was a nonrecurring item of $100 thousand for 2003 related to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” The nonrecurring item for 2002 was for a $1.5 million impairment of goodwill, which was partially offset by a $300 thousand benefit related to a change in estimate of the restructuring accrual for the engine oil additives rationalization. The goodwill write-off was done in accordance with SFAS No. 142, “Goodwill and Other Intangibles.”

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

We have been notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate their supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted amortization of the intangible asset associated with this contract to coincide with the 2005 termination date. We are pursuing other supply alternatives, which may not be as favorable as our current terms. In the event we cannot achieve the same or similar terms, our cost will increase.

Tetraethyl Lead—Results of our TEL segment include the operating profit contribution from our marketing agreements, as well as certain TEL operations not included in the marketing agreements.

The operating profit contribution from our marketing agreements was $30 million in 2003, $26 million in 2002, and $37 million in 2001. As we expected during 2003, volumes shipped declined, but this was more than offset by improved pricing. The $7 million decrease from 2001 levels was the result of 23% lower volumes reflecting the declining market for this product. The 2003 and 2002 years also include higher amortization of the prepayment for services costs as a result of the increase in the prepayment following the amendment of these agreements in 2001. See Note 4. Amortization costs in 2003 were $400 thousand lower than 2002, but $4 million higher than 2001.

The loss from other TEL operations which were not a part of the marketing agreements was $4 million lower when compared to 2002. The year 2002 included charges related to environmental remediation and premises asbestos liability claims that were $4 million higher than 2003. These charges in 2002 were partially offset by approximately $2 million resulting from the benefit of a legal settlement for the recovery of operating costs. In addition, 2003 profits benefited from sales to Octel which were about $2.5 million higher than 2002. Other TEL operations that were not a part of the marketing agreements in 2001 were about the same as 2003. The 2001 year included an earnings benefit of $1 million from the liquidation of LIFO inventory. While both 2003 and 2001 included earnings from the sale of lead inventory to Octel, the sales to Octel in 2003 were $6 million lower than 2001.

The nonrecurring income of $2 million in 2003 resulted from the implementation of SFAS No. 143. The nonrecurring charge of $2 million was for the impairment of goodwill upon the adoption of SFAS No. 142.

While the market for this product is continuing to decline, it still continues to supply Ethyl with strong cash flows.

The following discussion references certain captions on the Consolidated Statements of Income.

Special Items Expense, Net

Special items expense, net totaled $114 million expense in 2001 and included pension-related charges and engine oil additives rationalization charges which were partially offset by the $3 million gain on the sale of some of the assets in Bracknell, England. The termination of our U.S. salaried pension plan and the subsequent settlement of the pension contracts resulted in a noncash charge of $62 million. The excise tax on the reversion of the pension assets was $26 million. Severance, early retirement, and other expenses amounted to $29 million.

There was $46.5 million engine oil additives-related costs not included in special items of which we reported $43 million in cost of goods sold; $3.2 million in research, development, and testing expenses; and $300 thousand in selling, general, and administrative expenses.

Interest and Financing Expenses

Interest and financing expenses were $21 million in 2003, $26 million in 2002, and $33 million in 2001. Compared to 2002, lower average debt outstanding resulted in a reduction of $5 million, while higher average interest rates resulted in an increase of $2 million. Fees and amortization of financing costs in 2003 were $2 million lower than 2002. Compared to 2001, lower debt outstanding resulted in a $10 million decrease in expense in 2003, while higher average interest rates caused an increase of $1 million. Fees and amortization of financing costs were $3 million lower in 2003 than in 2001.

On April 30, 2003, we entered into a new long-term debt structure consisting of a senior notes issuance and a new senior credit facility. Interest costs under the new long-term debt structure will vary from our former credit facility. The interest on our $150 million senior notes due 2010 is at a fixed rate of 8.875%. The interest rates on our senior credit facility are at variable rates of LIBOR plus a premium of 325 to 450 basis points.

Other Income (Expense), Net

Other income (expense), net for 2003 was $1 million income and included a $1 million refund from an insurance company related to employee benefit policies.

Other income (expense), net for 2002 was $500 thousand expense and included charges of $4 million on the impairment of nonoperating assets and $1 million related to debt refinancing activities. These were partially offset by $2 million in interest income from a lawsuit settlement and $1 million interest income from a settlement with the IRS.

Other income (expense), net for 2001 was expense of $4 million and included charges of $2.6 million related to the refinancing of our debt, as well as $2 million for our percentage share of losses in equity investments. Also included is a loss on impairments of nonoperating assets of $4 million, which was partially offset by a gain of $1 million on the sale of a nonoperating asset.

The $1 million gain in 2001 on the sale of a nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town. See Item 13, “Certain Relationships and Related Transactions.”

Income Taxes

Income taxes on continuing operations were expense of $9 million in 2003, $4 million in 2002, and a benefit of $45 million in 2001. The increase in our income from continuing operations before income taxes from 2003 to 2002 resulted in the $5 million increase in income taxes in 2003. The effective tax rate was almost unchanged at 29.7% in 2003 and 28.3% in 2002. The effective tax rate in 2003 and 2002 reflects certain foreign and other tax benefits.

The effective tax rate in 2001 was 29.7% and included the recognition of certain income tax benefits. While we were able to recognize the tax benefit in 2001 for substantially all of the items that resulted in a pretax loss, the $26 million excise tax on the pension reversion was not tax deductible. Excluding this item in 2001, the effective tax rate on the pretax loss for the year would have been approximately 36%.

Our deferred taxes are in a net asset position and we believe that we will recover the full benefit of our deferred tax assets. See Note 23 for details on income taxes.

Income from Operations of Discontinued Business

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

The income from operations of discontinued business reflected in our Consolidated Statements of Income is on an after-tax basis. The 2003 amount is the after-tax gain on the disposal of the business of $14.8 million ($23.2 million before tax). Prior year amounts represent the after-tax earnings of the business. The net sales of the discontinued business were $19 million for 2002 and $17 million for 2001.

Cumulative Effect of Accounting Changes

As discussed above in the “Segment Operating Profit (Loss)” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143.

We wrote-off goodwill of $3.1 million ($2.5 million after tax) in first quarter 2002 in accordance with SFAS No.142. Under the undiscounted cash flow model that we used prior to the adoption of SFAS 142, the goodwill was not impaired and therefore, had not been previously written off.

Net Income (Loss)

Net income was $37 million ($2.21 per share) in 2003 as compared to net income of $10 million ($.59 per share) in 2002 and a net loss of $105 million ($6.29 per share) in 2001. Due to the significant impact on earnings of nonrecurring items and discontinued operations, we have included below a summary of earnings and earnings per share, in millions (except for per share amounts). Certain measures presented in the table below are not recognized as financial measures calculated in accordance with generally accepted accounting principles (GAAP). We believe this information provides transparency to investors and enhances period-to-period comparability of performance. We believe that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements.

Included in our 2003 results in the selling, general, and administrative expense line of our income statement is an increase in corporate general and administrative expenses of $4 million from 2002 primarily reflecting increased insurance, legal, and personnel expenses. When compared to 2001, corporate general and administrative expenses were $1 million lower in 2003. The decrease includes lower personnel and legal costs, which were partially offset by higher insurance expenses.

The cost of our pensions is also a factor in comparing our earnings results from year to year. Pension expense on a pre-tax basis was $9 million for 2003 and $6 million for 2002. Pension income (before income taxes and excluding terminations and settlements) was $2 million in 2001. The higher expense of the pension charge for 2003 compared to prior years’ levels is caused substantially by lower asset values in our current plans due to market volatility, changes in rate assumptions, and an unfavorable foreign currency impact, as well as the reduction in assets for the domestic salaried plan that was terminated in 2001.

	2003	2002	2001
Net income (loss):
Earnings excluding discontinued operations and nonrecurring items	$20.7	$12.0	$7.5
Discontinued operations (a)	14.8	2.9	2.3
Nonrecurring items (b)	1.6	(5.0)	(114.8)

Net income (loss)	$37.1	$9.9	$(105.0)

Basic earnings (loss) per share (c):
Earnings excluding discontinued operations and nonrecurring items	$1.23	$0.72	$0.45
Discontinued operations (a)	0.88	0.17	0.14
Nonrecurring items (b)	0.10	(0.30)	(6.88)

Net income (loss)	$2.21	$0.59	$(6.29)

(a)	Discontinued operations reflect the phenolic antioxidant business, which was sold in January 2003
(b)	SFAS No. 143—gain on implementation	$1.6	$—	$—
	SFAS No. 142—impairment of goodwill	—	(2.5)	—
	Loss on impairments of nonoperating assets	—	(2.7)	(1.6)
	Engine oil additives rationalization	—	0.2	(44.4)
	Pension settlement expense including second quarter 2001 excise tax provision	—	—	(68.8)

		$1.6	$(5.0)	$(114.8)

(c)	Information on diluted earnings per share is provided on the Consolidated Statements of Income.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $82 million in 2003 and $83 million in 2002. In 2001, we generated cash amounting to $126 million, including $54 million from the pension asset reversion.

During 2003, we generated before tax proceeds of $28 million from the sale of the phenolic antioxidant business, as well as proceeds of $13 million from the sale of certain other assets. We used these proceeds, along with the cash generated from operations, to pay $13 million in debt issuance costs, fund capital expenditures of $12 million, and make the final payment of $3 million to Octel for TEL marketing agreements services. In addition, we made a net repayment on debt of $81 million and increased cash and cash equivalents $14 million. Our cash from operations included $4.8 million received from a lawsuit settlement. This settlement was related to the recovery of operating costs of $2.4 million, as well as interest income on the settlement of $2.4 million. Cash from operations of about $9 million was used to fund certain of our pension plans.

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

FINANCIAL POSITION AND LIQUIDITY

During 2003, we continued progress on our goals of profitable growth and debt reduction. Our earnings improved in 2003 as a result of our continuing to offer high quality goods and services to our customers, as well as the benefits of our aggressive debt reduction. We also entered into a long-term debt structure in April 2003, which provides us with a platform to enable us to continue to build for the future.

We reduced our debt $81 million in 2003 and $46 million in 2002. This comes after having reduced the debt by $107 million in 2001. Our debt position has improved substantially since 2001, and we are now in our target range of leverage. We continue to make debt repayment a priority while reviewing other opportunities.

We believe the initiatives on which we are focused will continue to improve our profitability. Nonetheless, the future remains a challenge, as the petroleum additives market is still highly competitive with continued demand for new high performance products and with margins continuing to be compressed as raw material prices increase. Our cash flows from operations remain strong and we will continue to optimize working capital requirements.

Cash

At December 31, 2003, we had cash and cash equivalents of $29 million as compared to $15 million at the end of 2002.

We also had restricted cash of $1.9 million at year-end 2003 and $700 thousand at year-end 2002. Of these funds at year-end 2003, $1.2 million was received from Metropolitan Life Insurance Company (Metropolitan) in 2003 and $200 thousand represents the remaining portion of the funds we received from the demutualization of Metropolitan in 2000. The 2000 funds from Metropolitan are being used to reduce the employee portion of retiree health benefits costs. The 2003 funds from Metropolitan will also be used for employee benefit purposes. The remaining $500 thousand represents funds related to the issuance of a European bank guarantee.

Debt

During the first quarter of 2003, we worked on an initiative to provide a long-term debt structure for Ethyl. That structure was put in place on April 30, 2003 and includes senior notes and a senior credit facility comprising a bank term loan and a revolving credit facility.

Senior Notes

On April 30, 2003, we sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.

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

Senior Credit Facility

The senior credit facility is secured by liens on substantially all of the U.S. assets of Ethyl and our domestic subsidiaries and certain foreign assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries and certain foreign subsidiaries to the extent that it would not result in material increased tax liabilities.

The senior credit facility requires certain mandatory prepayments, including generally:

•	100% of the net proceeds from all material dispositions or issuances of new debt or equity; and

•	75% of excess cash flow, as defined, subject to a step down upon meeting certain financial conditions.

The senior credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	a minimum net worth;

•	a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA);

•	a maximum senior secured debt to EBITDA;

•	limitations on capital expenditures;

•	a minimum interest coverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

The bank term loan had an original principal amount of $115 million and has a variable interest rate of LIBOR plus 450 basis points. The term loan matures in April 2009 and has scheduled quarterly payments, which began in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 325 to 425 basis points and matures in April 2008. At December 31, 2003, we had outstanding letters of credit under the revolver of $26 million resulting in the unused portion of the revolver amounting to $24 million.

***

The new debt structure will cause Ethyl to incur higher cash interest cost than the previous facility, but provides the long-term debt structure we believe we need to manage our business. The proceeds from the senior notes and the bank term loan were used to repay our former credit facility, which on April 30, 2003 included a term loan of $178.3 million and a revolving line of credit of $55.3 million, as well as a loan in the amount of $18.6 million borrowed from Bruce C. Gottwald, Chairman of the Board of Directors.

We had combined current and noncurrent long-term debt of $209 million at December 31, 2003, representing a net reduction of $81 million in our total debt since December 31, 2002. The net reduction in debt includes the full payment of the debt under our previous credit facility of $266 million and full payment of our private borrowing from Bruce C. Gottwald of $18.6 million. These payments were offset by the new borrowing amounting to $150 million on the 8.875% senior notes and $115 million on the term loan. Subsequent to the refinancing of our debt, we have made payments of $61 million on the term loan. Capital lease obligations also decreased $500 thousand. All of our debt is discussed more fully in Note 13.

During 2002, we paid down total debt by $46 million. This included payments of $73 million on the term loan, $4 million on the new term loan, and $1 million on a capital lease. These payments were offset by an increase on the revolving credit agreement of $13 million and additional private borrowing from Bruce C. Gottwald of $18.6 million.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 65.5% at the end of 2002 to 51.1% at the end of 2003. The decrease reflects the reduction in total debt, as well as the increase in shareholders’ equity due to earnings. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Working Capital

At December 31, 2003, we had working capital of $184 million, resulting in a current ratio (which is defined as current assets over current liabilities) of 2.52 to 1. Our working capital at year-end 2002 was $143 million resulting in a current ratio of 2.10 to 1. The increase in working capital and the current ratio primarily reflects a decrease in the current portion of long-term debt, as well as increases in cash and cash equivalents, accounts receivables, inventories, and prepaid expenses. Offsetting these were smaller increases in accounts payable, accrued expenses, and income taxes payable, as well as decreases in deferred income taxes and assets of discontinued operations. The change in inventory is in support of increased business activity.

Capital Expenditures

We expect capital expenditures will be $15 million to $20 million in 2004. Capital spending for environmental and safety projects will be nearly double the 2003 level of about $3 million over the next few years due to modifications needed to meet the Miscellaneous Organic Natural Emissions Standards for Hazardous Air Pollutants regulation. We will continue to finance capital spending through cash provided from operations.

Sale-Leaseback Transaction

In June 2003, we entered into a sale-leaseback transaction for the land, buildings, and certain equipment located at our Bracknell, England facility. We received $11.1 million for the assets, which had a net book value of $9.6 million. The resulting operating lease is for ten years with an option to terminate the lease after five years. The gain of $1.5 million was deferred and is being amortized over the term of the lease agreement.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt (a)	$204	$6	$15	$28	$155
Interest payable on long-term debt and capital lease obligations (a)	88	14	27	27	20
Letters of credit (b)	27	—	—	—	27
Capital lease obligations (a)	5	1	1	1	2
Operating leases	58	13	18	12	15
Property, plant, and equipment purchase obligations	1	1	—	—	—
Raw material purchase obligations (c)	12	11	1	—	—
Other long-term liabilities (d)	17	2	8	7	—

	$412	$48	$70	$75	$219

(a)	Amounts represent contractual payments due on the senior notes and term loan, as well as the capital lease obligations.
(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.
(c)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Ethyl and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. We have agreements in place to meet our raw material requirements for 2004. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.
(d)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include asset retirement obligations. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above. Pension and post-retirement funding requirements are also not included as such amounts have not been determined. We estimate that we will contribute approximately $6 million to domestic pension and postretirement benefit plans in 2004, including minimum pension funding requirements mandated by ERISA.

Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our inventory or post an equivalent dollar value deposit with Octel. The value of our available inventory fell below the requirement at year-end 2000 and was substantially depleted at year-end 2001 as it was utilized for sales under the agreements. The dollar value requirement was $11 million at December 31, 2003 and $13 million at December 31, 2002. We now cover this requirement of the marketing agreements through the value of a working capital advance due from Octel. We funded this advance in 2000 and it is being paid to us as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 10.

Pension and Post-Retirement Benefit Plans

We apply Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions” (SFAS 106) to account for our pension and post-retirement plans. We use a December 31 measurement date to determine our pension and post-retirement expenses and related financial disclosure information.

Investment Return Assumptions under SFAS 87 and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, our independent consulting actuaries performed a stochastic analysis of expected returns based on the plans’ asset allocation as of both January 1, 2003 and January 1, 2004. This forecast reflects the actuarial firm’s expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2004, the actuarial firm’s expected rates were 9.6% for US large cap stocks, 6.1% for US long-term corporate bonds, and 2.7% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

While the expected investment return assumption is long-term in nature, the range of reasonable returns has dropped over the past few years as a consequence of lower inflation and lower bond yields. Nevertheless, because our asset allocation is predominantly weighted toward equities, we have maintained our expected long-term rate of return at 9% for the last several years.

Significant actuarial losses, where the actual return was less than the expected return, resulted during the 2001 and 2002 stock market decline. The one-year investment return was substantially lower than the long-term assumption by about $17 million in 2002 and about $34 million in 2001 for all of our domestic pension plans. These losses enter earnings on an amortized basis and amounted to increased expense of $900 thousand in 2003, as well as an expected $900 thousand increased expense in 2004. By contrast, actual investment return exceeded assumed return in 2003 by about $3 million. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the risk premium for equity investment justifies the results.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.75% (while holding other assumptions constant) would increase the forecasted 2004 expense for our domestic pension plans by about $150 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.25% (while holding other assumptions constant) would reduce forecasted 2004 pension expense by about $150 thousand.

Discount Rate Assumption under SFAS 87 and SFAS 106—In accordance with SFAS 87 and SFAS 106, we set the discount rate for our retirement plans by reference to investment grade bond yields. We use Moody’s published AA yield for long-term corporate bonds for the last day of December as an index, and our discount rate will be within 25 basis points of the index. Moody’s AA yield dropped from 6.52% for December, 2002 to 6.01% for December, 2003. Accordingly, we reduced our discount rate for all domestic plans from 6.75% as of December 31, 2002 to 6.00% as of December 31, 2003. We also reduced our rate of projected compensation increase at December 31, 2003 from 4.5% to 4.0%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.75% (while holding other assumptions constant) would increase the forecasted 2004 expense for our domestic pension plans by about $300 thousand. A 25 basis point increase in the discount rate to 6.25% would reduce forecasted 2004 pension expense by about $300 thousand.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We have traditionally contributed the maximum tax-deductible amount to the pension plans each year. We expect that our cash contribution requirements will be substantial in 2004 and future years because of the reduced level of assets in our current pension plan for salaried U.S. employees as compared to our former pension plan for salaried U.S. employees which we terminated in 2000. We expect our aggregate domestic cash contributions, before income taxes, will be about $4 million in 2004.

Other Assumptions under SFAS 106—During 2002, we reviewed our assumption for the health care cost trend rate under SFAS 106. This review was done with reference to cost increases in our own plans, as well as broader market increases in employer-provided health care costs and observations of SFAS 106 assumptions used by other large employers. Consequently, as of December 31, 2002, we increased our assumption for the health care cost trend rate substantially to a rate of 11% in 2002 scaling down to 5.5% over the next ten years. Previously, the health care cost trend rate was 6% to 7%. The assumption of declining inflation is consistent with the expectation that medical cost increases will abate after several years of double-digit growth. We have reviewed these assumptions and believe they are appropriate for 2003.

The expected long-term rate of return on our post-retirement plans is 7%. This rate varies from the pension rate of 9% primarily because of the difference in investment of assets. The assets of the post-retirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

Termination of U.S. Salaried Pension Plan—At December 31, 2000, we terminated an overfunded U.S. salaried employee pension plan. We received regulatory approval for the plan termination in the second quarter 2001. The proceeds from the terminated plan amounted to $179 million. After fully funding a new pension plan for U.S. salaried employees, which has comparable provisions and benefit formula, we received $131 million in the third quarter 2001 which represented the reversion of pension assets. The reversion amount was subject to the usual corporate income taxes, as well as a 20% federal excise tax. Total federal income, state income, and excise taxes amounted to $77 million. Most of these taxes were paid in the second half of 2001. The net cash received, after taxes, was $54 million and was used to pay down our debt. In 2002, as well as the next several years, Ethyl will report noncash pension expense, since the market value of assets has declined and the amount of surplus in the new pension plan is less than that in the terminated plan.

RELATED PARTY TRANSACTIONS

Thomas E. Gottwald, our Chief Executive Officer and a director, is a son of Bruce C. Gottwald, our Chairman of the Board of Directors and our former Chief Executive Officer. The members of the family of Bruce C. Gottwald may be deemed to be control persons of Ethyl.

In April 2001, we sold certain real and personal property located in King William, Virginia consisting of approximately 1,600 acres to Old Town, LLC. Old Town, LLC, which is owned by Bruce C. Gottwald and his brother, Floyd D. Gottwald, Jr., a beneficial owner of more than 5% of Ethyl’s outstanding voting shares, paid $2.9 million in cash for the property based on independent appraisals. We continue to manage the property for Old Town, LLC.

On February 1, 2002, Bruce C. Gottwald made a loan to Ethyl in the amount of $18.6 million for a three-year term at an interest rate of 8.5%. The monthly payments were interest only during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down then existing debt. The loan was non-recourse to Ethyl and was secured by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that constitute our principal offices. An independent appraiser valued the three buildings at $18.6 million. At the end of the loan term, we had the option to either convey the property to the lender in satisfaction of the debt or repay the debt. Had we failed to repay the debt, the lender had the right to require that we convey the property to him in satisfaction of the debt. This loan was paid in full on April 30, 2003.

On February 28, 1994, Ethyl completed the spin-off of Albemarle Corporation (Albemarle). The two companies have agreements that describe the conditions under which Albemarle must reimburse Ethyl for tax, environmental and certain other liabilities. Generally, Albemarle is responsible for tax, environmental and certain other exposures related to its operations before the spin-off of Albemarle. We believe that Albemarle has the ability to comply with this indemnification agreement. Further information, including comments regarding a $4 million receivable we have recorded from Albemarle, is in Note 18.

Ethyl and Albemarle have agreements to coordinate certain facilities and services, including the production of MMT. In connection with these agreements, Albemarle billed us approximately $9 million in 2003, $23 million in 2002, and $24 million in 2001. The decrease in 2003 reflects the sale of the phenolic antioxidant business to Albemarle in January 2003. After the sale of the business, Albemarle no longer supplied us with antioxidant finished products for third party resale. They continue to supply our internal needs for antioxidants.

On January 21, 2003, we completed the sale of our phenolic antioxidants business to Albemarle. The decision to sell the phenolic antioxidants business followed an extensive strategic assessment of our business assets where we concluded the phenolic antioxidants business was not part of our future core business or growth goals. Further information is provided above in the “Income from Operations of Discontinued Business” section of Item 7.

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

As discussed in various sections of our report, we have made certain payments related to our TEL marketing agreements. We made the final payment of $3 million in 2003. The unamortized total is $29 million at December 31 2003. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $58 million at year-end 2003 that are discussed in Note 11 of this report. These intangibles relate to our petroleum additives business and are being amortized over periods with up to twelve years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the amortization periods and values are appropriate. During the second quarter 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. This change results in additional monthly amortization expense of $100 thousand over the next 17 months. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

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

We use significant assumptions to record the impact of the pension and post-retirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and post-retirement plans in Note 19. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

We believe the preceding discussion of some of the more critical accounting policies and assumptions will enhance the understanding of certain issues related to our efforts to provide an informative financial report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued three new accounting standards during 2003. Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” clarifies accounting and reporting requirements for derivative instruments and hedging activities. The statement is generally effective for derivative and hedging activities entered into after June 30, 2003. Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective at the beginning of the first interim period after June 15, 2003. The implementation of these statements did not have a significant impact on 2003 results, nor do we expect the implementation of either of the statements to have a significant impact on future results.

Statement of Financial Accounting Standards No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was also issued in 2003 and amends certain disclosure requirements for pension and postretirement benefit plans. It is effective for fiscal years ending after December 15, 2003. Certain disclosure requirements for foreign pension and postretirement benefit plans are effective for fiscal years ending after June 15, 2004. We have included all required disclosures in Note 19.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. Originally, the requirements of this interpretation were effective for interim or annual periods beginning after June 15, 2003. The FASB deferred the effective date of the interpretation until the first reporting period ending after March 15, 2004. We do not expect the implementation of this interpretation to have a significant impact on Ethyl.

In January 2004, FASB issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP FAS 106-1 is effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Because of various uncertainties related to Ethyl’s response to this legislation and the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require us to change previously reported information.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have had derivative instruments, they have been with major financial institutions and were not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives. Based on our review, we have no contracts with an embedded derivative.

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2003. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31 2003, we had total debt of $209 million with $54 million at variable interest rates. Holding all other variables constant, if the LIBOR portion of the weighted-average interest rates on the variable rate debt hypothetically increased 10% (approximately 11 basis points), the effect on our earnings and cash flows would have been higher interest expense of $60 thousand.

Since most of our debt at year-end 2003 is at a fixed rate, a hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $7 million in fair value.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign operations, as well as through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar.

We sometimes enter into forward contracts to minimize the fluctuation of accounts receivable denominated in foreign currencies. During 2003, we entered into Euro denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. All of the contracts matured during 2003 and we did not have any outstanding forward contracts at December 31, 2003. We did not enter into any forward contracts during 2002 or 2001.

Raw Material Price Risk

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, olefin copolymers, antioxidants, alcohols, and methacrylates. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. If we experience sudden or sharp increases in the cost of our raw materials, we may not be able to pass on these increases in whole or in part to our customers. Political and economic conditions in the Middle East and Latin America have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. If we cannot pass on to our customers any future increases in raw material costs in the form of price increases for our products, there will be a negative impact on operating profit.

We have been notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate their supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted amortization of the intangible asset associated with this contract to coincide with the 2005 termination date. We are pursuing other supply alternatives, which may not be as favorable as our current terms. In the event we cannot achieve the same or similar terms, our cost will increase.

Marketable Security Price Risk

At year-end 2003, our marketable securities had a fair value of $4 million, including net unrealized losses of $50 thousand. The estimated loss in the fair value resulting from a hypothetical 10% decrease in the price would have been $400 thousand.

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

Other Risk Factors

Our business is subject to many factors that could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report. Those risk factors are outlined below:

•	Competition could adversely affect our operating results. Our profits could suffer from over capacity in our industry, and we may not be able to continue to reduce cost and enhance our competitiveness.

•	Sudden or sharp raw materials or energy price increases may adversely affect our profit margins.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations, and continued oil industry consolidation could have a negative impact on product pricing and volume demand.

•	Our customers are concentrated in the fuel and lubricant industries and, as a result, our reliance on these industries is significant. Our business may suffer from declines in overall demand for our lubricant and fuel additives.

•	We may be unable to respond effectively to technological changes in our industry. The amount and timing of our technology costs will vary depending on the frequency of change in industry performance standards, the product life cycles and the relative demand for our products.

•	Our TEL business has declined and will continue to decline.

•	Our TEL results would be adversely affected if Octel became unable to meet its obligations under the marketing agreements.

•	Many of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operations.

•	We face risks related to our foreign operations that may negatively affect our business. Our business may be adversely affected by the political, social, economic and regulatory factors associated with conducting business in regions outside of North America, especially Latin America and the Middle East.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

•	We could be required to make additional contributions to our pension funds, which may be under funded due to past and any future underperformance of the equities markets.

•	Our business is subject to government regulation, and could be adversely affected by future governmental regulation, resulting in increased regulatory compliance costs.

•	Political, economic and regulatory factors could negatively impact our sales of MMT.

•	Legal proceedings and other claims, including product liability, hazardous substances, and premises asbestos claims, could impose substantial costs on us.

•	Environmental matters could have a substantial negative impact on our results of operations.

•	We have been identified, and in the future may be identified, as a potentially responsible party in connection with state and federal laws regarding environmental clean up projects.

•	Our financial results will vary according to the timing of customer orders and other external factors, which reduces your ability to gauge our performance and increases the risk of an investment in our securities.

FINANCIAL POLICY

Ethyl Corporation’s Financial Standards—Our goal is to present clearly Ethyl’s financial information to enhance your understanding of our sources of earnings and cash flows and our financial condition.

Management’s Report on the Financial Statements—Ethyl prepared the financial statements and related notes on pages 35 through 82 to conform to generally accepted accounting principles. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same is true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in the annual report is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

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

The Audit Committee of the Board of Directors, composed only of independent directors, meets with management and PwC to review accounting, auditing, and financial reporting matters. The independent auditors are appointed by the Audit Committee.

Report of Independent Auditors

To the Board of Directors and Shareholders of Ethyl Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ethyl Corporation and its subsidiaries at December 31, 2003 and December 31, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003. As discussed in Note 11 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Richmond, Virginia

February 18, 2004

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ethyl Corporation & Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2003	2002	2001
	(in thousands except per-share amounts)

Net sales	$756,341	$656,350	$707,625
Cost of goods sold	590,430	518,031	619,530

Gross profit	165,911	138,319	88,095
TEL marketing agreements services	29,603	25,756	36,571
Selling, general, and administrative expenses	89,001	74,181	69,089
Research, development, and testing expenses	56,954	50,504	57,170
Special items expense, net	—	—	(114,016)

Operating profit (loss)	49,559	39,390	(115,609)
Interest and financing expenses	21,128	25,574	32,808
Other income (expense), net	911	(547)	(4,274)

Income (loss) from continuing operations before income taxes	29,342	13,269	(152,691)
Income tax expense (benefit)	8,718	3,756	(45,321)

Income (loss) from continuing operations	20,624	9,513	(107,370)
Discontinued operations
Gain on disposal of business (net of tax)	14,805	—	—
Income from operations of discontinued business (net of tax)	—	2,901	2,330

Income (loss) before cumulative effect of accounting changes	35,429	12,414	(105,040)
Cumulative effect of accounting changes (net of tax)	1,624	(2,505)	—

Net income (loss)	$37,053	$9,909	$(105,040)

Basic earnings (loss) per share
Income (loss) from continuing operations	$1.23	$.57	$(6.43)
Discontinued operations (net of tax)	.88	.17	.14
Cumulative effect of accounting changes (net of tax)	.10	(.15)	—

	$2.21	$.59	$(6.29)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$1.22	$.57	$(6.43)
Discontinued operations (net of tax)	.88	.17	.14
Cumulative effect of accounting changes (net of tax)	.09	(.15)	—

	$2.19	$.59	$(6.29)

Shares used to compute basic earnings (loss) per share	16,733	16,689	16,689

Shares used to compute diluted earnings (loss) per share	16,940	16,732	16,689

See accompanying Notes to Consolidated Financial Statements.

Ethyl Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31
	2003	2002
	(in thousands except share and per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29,052	$15,478
Restricted cash	1,903	683
Trade and other accounts receivable, net	132,542	124,430
Receivable—TEL marketing agreements services	2,456	7,418
Inventories	124,428	104,046
Deferred income taxes	11,296	14,339
Prepaid expenses	3,810	2,232
Assets of discontinued operations	—	4,323

Total current assets	305,487	272,949

Property, plant, and equipment, at cost	751,919	746,237
Less accumulated depreciation and amortization	577,686	547,518

Net property, plant, and equipment	174,233	198,719

Prepaid pension cost	21,829	24,995
Deferred income taxes	5,471	9,494
Other assets and deferred charges	75,564	80,756
Intangibles, net of amortization	62,849	69,338

TOTAL ASSETS	$645,433	$656,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,589	$44,130
Accrued expenses	50,691	38,778
Long-term debt, current portion	6,978	40,537
Income taxes payable	10,055	6,288

Total current liabilities	121,313	129,733

Long-term debt	201,839	249,530
Other noncurrent liabilities	122,598	123,910
Commitments and contingencies (Note 18)
Shareholders' equity:
Common stock ($1 par value; authorized shares—80,000,000; outstanding—16,786,009 in 2003 and 16,689,009 in 2002)	16,786	16,689
Additional paid-in capital	67,091	66,766
Accumulated other comprehensive loss	(20,164)	(29,294)
Retained earnings	135,970	98,917

	199,683	153,078

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$645,433	$656,251

See accompanying Notes to Consolidated Financial Statements.

Ethyl Corporation & Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(in thousands except share amounts)

Balance at December 31, 2000	83,454,650	$83,455	$—	$(18,090)	$194,048	$259,413
Comprehensive income:
Net loss					(105,040)	(105,040)
Changes in:
Foreign currency translation adjustments				(4,402)		(4,402)
Unrealized losses on marketable securities				(2,590)		(2,590)
Minimum pension liability				(2,088)		(2,088)

Total comprehensive loss						(114,120)

Balance at December 31, 2001	83,454,650	83,455	—	(27,170)	89,008	145,293
Comprehensive income:
Net income					9,909	9,909
Changes in:
Foreign currency translation adjustments				6,616		6,616
Unrealized losses on marketable securities				(833)		(833)
Minimum pension liability				(7,907)		(7,907)

Total comprehensive income						7,785

Reverse stock split: 1-for-5	(66,765,641)	(66,766)	66,766			—

Balance at December 31, 2002	16,689,009	16,689	66,766	(29,294)	98,917	153,078
Comprehensive income:
Net income					37,053	37,053
Changes in:
Foreign currency translation adjustments				9,561		9,561
Unrealized losses on marketable securities				588		588
Minimum pension liability				(1,019)		(1,019)

Total comprehensive income						46,183

Stock options exercised	97,000	97	325			422

Balance at December 31, 2003	16,786,009	$16,786	$67,091	$(20,164)	$135,970	$199,683

See accompanying Notes to Consolidated Financial Statements.

Ethyl Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2003	2002	2001
	(in thousands)

Cash and Cash Equivalents at Beginning of Year	$15,478	$12,382	$4,470

Cash Flows from Operating Activities
Net income (loss)	37,053	9,909	(105,040)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	46,256	47,054	94,683
Amortization of deferred financing costs	4,135	5,368	4,835
Gain on sale of phenolic antioxidant business	(23,196)	—	—
Cumulative effect of accounting changes	(2,549)	3,120	—
Noncash pension expense (income)	9,389	6,490	(702)
Net loss (gain) on sales and impairments of assets	—	4,033	(748)
Pension reversion	—	—	130,801
Loss on pension contract settlements	—	—	62,000
Accrued severance, early retirement and other engine oil additives rationalization charges	—	—	25,145
Deferred income tax expense (benefit)	3,057	(3,434)	(91,998)
Change in assets and liabilities:
Trade and other accounts receivable, net	(6,985)	(6,408)	13,813
Receivable—TEL marketing agreements services	4,962	9,517	(4,380)
Inventories	(13,437)	20,160	5,982
Prepaid expenses	(1,326)	921	1,325
Accounts payable and accrued expenses	20,906	(12,607)	(14,355)
Income taxes payable	3,534	(7,571)	6,594
Proceeds from legal settlement	4,825	—	—
TEL working capital advance	1,693	1,006	2,170
Cash pension contributions	(8,888)	(3,004)	(3,035)
Proceeds from contract settlement	—	2,700	—
Other, net	2,297	5,419	(1,276)

Cash provided from operating activities	81,726	82,673	125,814

Cash Flows from Investing Activities
Capital expenditures	(11,617)	(12,671)	(9,515)
Proceeds from sale of phenolic antioxidant business	27,770	—	—
Proceeds from sale of certain assets	12,576	—	10,873
Prepayment for TEL marketing agreements services	(3,200)	(19,200)	(2,500)
Equity investments	—	—	(1,250)
Other, net	446	166	896

Cash provided from (used in) investing activities	25,975	(31,705)	(1,496)

Cash Flows from Financing Activities
Repayments of debt—old agreements	(284,519)	(77,426)	(127,677)
Net borrowings—old agreements	—	32,040	20,832
Issuance of senior notes and term loan	265,000	—	—
Repayments on term loan	(61,193)	—	—
Debt issuance costs	(13,299)	(1,982)	(11,680)
Other, net	(116)	(504)	2,119

Cash used in financing activities	(94,127)	(47,872)	(116,406)

Increase in cash and cash equivalents	13,574	3,096	7,912

Cash and Cash Equivalents at End of Year	$29,052	$15,478	$12,382

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except share and per-share amounts)

1.    Summary of Significant Accounting Policies

Consolidation—Our consolidated financial statements include the accounts of Ethyl Corporation and subsidiaries. All significant intercompany transactions are eliminated upon consolidation. References to “we,” “our,” and “Ethyl” are to Ethyl Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

Accounts Receivable—We record our accounts receivables at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer receivable, considering our customers’ financial condition and credit history, and current economic conditions.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

We generally record environmental liabilities on an undiscounted basis. When we can reliably determine the amount and timing of future cash flows, we discount these liabilities. We incorporate an inflation factor in determining the discount rate.

Intangible Assets—Identifiable intangibles include the cost of acquired favorable contracts and formulas. We assign a value to identifiable intangibles based on independent appraisals and internal estimates. Ethyl amortizes intangibles using the straight-line method over the estimated economic life of the intangible. Upon adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we wrote-off all remaining goodwill. Under the undiscounted cash flow model that we used prior to the adoption of SFAS 142, the goodwill was not impaired and therefore, had not been previously written off.

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as Ethyl, contribute to the plans. We spent $2 million in 2003, 2002 and 2001 related to these plans.

Research, Development, and Testing Expenses—Ethyl expenses all research, development, and testing costs. Of the total research, development, and testing expenses, those related to new products and processes were $28 million in 2003, $30 million in 2002, and $33 million in 2001.

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

Earnings Per Share—Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year. See Note 2.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Stock-Based Compensation—We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. See Note 16 for further information on our stock-based compensation plan. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Years Ended December 31
	2003	2002	2001
Net income, as reported	$37,053	$9,909	$(105,040)
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(327)	(631)	(157)

Pro forma net income	$36,726	$9,278	$(105,197)

Earnings per share:
Basic, as reported	$2.21	$.59	$(6.29)

Basic, pro forma	$2.19	$.56	$(6.30)

Diluted, as reported	$2.19	$.59	$(6.29)

Diluted, pro forma	$2.17	$.56	$(6.30)

Segment Reporting—Ethyl operates and manages two distinct strategic business segments, petroleum additives and tetraethyl lead.

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

Estimates and Risks Due to Concentration of Business—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Some of our significant concentrations of risk include the following:

•	Reliance on a small number of significant customers;

•	Customers concentrated in the fuel and lubricant industries;

•	Production of many of our products solely at one facility; and

•	Political, social, economic, and regulatory factors associated with various regions around the world.

Reclassifications—We reclassified some amounts in the consolidated financial statements and the related notes to conform to the current presentation.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

2.    Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Years Ended December 31
	2003	2002	2001
Basic earnings per share
Numerator:
Income (loss) available to stockholders, as reported	$37,053	$9,909	$(105,040)

Denominator:
Average number of shares of common stock outstanding	16,733	16,689	16,689

Basic earnings (loss) per share	$2.21	$.59	$(6.29)

Diluted earnings per share
Numerator:
Income (loss) available to stockholders, as reported	$37,053	$9,909	$(105,040)

Denominator:
Average number of shares of common stock outstanding	16,733	16,689	16,689
Shares issuable upon exercise of stock options	207	43	—

Total shares	16,940	16,732	16,689

Diluted earnings (loss) per share	$2.19	$.59	$(6.29)

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common share. During 2003, we had outstanding options to purchase 273,200 shares of common stock at $62.50 per share, as well as 50,000 shares of common stock at $44.375 per share. In 2002, we had outstanding options to purchase 303,200 shares of common stock at $62.50 per share, as well as 50,000 shares of common stock at $44.375 per share. These options were not included in the computation of diluted earnings per share. None of the outstanding options were included in the diluted earnings per share calculation during 2001.

On March 26, 2002, the Board of Directors recommended an amendment to our Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of Ethyl common stock and reducing the number of authorized shares of common stock from 400 million to 80 million. Ethyl shareholders approved this recommendation at the annual meeting on June 4, 2002.

On the effective date of July 1, 2002, each holder of record was deemed to hold one share of common stock for every five shares held immediately prior to the effective date. We made cash payments for fractional shares to holders who had a number of shares not divisible by five. The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share or less than $10 thousand in total.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at the Orangeburg, South Carolina facility. The accounts receivable and inventory, which were sold, are reported as “Assets of discontinued operations” on our December 31, 2002 Consolidated Balance Sheet. The net book value of the fixed assets was zero. The net sales of the discontinued business were $19 million in 2002 and $17 million in 2001.

We recognized a gain of $23.2 million ($14.8 million after tax or $.88 per share) in first quarter 2003 related to this transaction.

4.    TEL Marketing Agreements Services

On October 1, 1998, Ethyl entered into agreements with Octel to market and sell TEL in all world areas except for North America and the European Economic Area (Octel Marketing Agreements). Sales made under the agreements are in the name of Octel. We provide certain bulk distribution, marketing, and other services related to sales made under these agreements. Octel produces the TEL marketed under this arrangement and also provides marketing and other services.

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

Under the amended Alcor Marketing Agreements, Ethyl’s Swiss subsidiaries agreed to pay Alcor up to $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. We recorded this amount as a liability at year-end 2001. The payments were completed during 2003.

The payments related to the amended Alcor Marketing Agreements are being amortized over the life of the agreements using a declining balance method and are designed to be in proportion to future cash flows and services from the marketing agreements as a result of declining volumes. The unamortized portion of the payments totaled $29 million at year-end 2003 and $39 million at year-end 2002. The amortization expense was about $10 million in 2003, $11 million in 2002 and $6 million in 2001.

Under the Octel and Alcor Marketing Agreements, 32% of the net proceeds is paid for services provided by Ethyl. The proceeds, net of amortization, earned by Ethyl under all of these marketing agreements are reflected in the Consolidated Statements of Income under “TEL marketing agreements services.” Also, as part of the marketing agreements, Octel purchased most of our remaining TEL inventory and used this inventory for third-party sales. Sales of inventory to Octel have been included in our net sales and cost of goods sold in the Consolidated Statements of Income. Sales of TEL to Octel were $3 million in 2003 and $9 million in 2001. There were no sales to Octel in 2002.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Summary financial information related to the Marketing Agreements is presented below. The territory sales shown in the table below are not recorded as sales in our Consolidated Statements of Income. The benefit of the territory sales is reflected in the “TEL marketing agreements services” caption on our Consolidated Statements of Income.

	Years Ended December 31
	2003	2002	2001
Territory sales	$271,604	$257,319	$276,806
Contractual cost of sales	120,420	119,660	127,605

	151,184	137,659	149,201
Selling, general, and administrative expenses	16,973	18,158	18,629

Net proceeds for services	$134,211	$119,501	$130,572

Ethyl’s share	$42,947	$38,240	$41,783
Amortization expense and adjustments	(13,344)	(12,484)	(5,212)

TEL marketing agreements services	$29,603	$25,756	$36,571

At December 31, Octel and Alcor owed Ethyl approximately $2 million in 2003 and $7 million in 2002 for our share of net proceeds for services and unreimbursed costs, as provided by the agreements. We received cash from these agreements of $49 million in 2003, $52 million in 2002, and $37 million in 2001.

We record reimbursement of expenses as a reduction of the related expenses. Expense reimbursements received from Octel and Alcor under the Marketing Agreements totaled $5 million in 2003 and $4 million in both 2002 and 2001. These reimbursements were for certain bulk distribution, marketing and other services we provided under the agreements.

Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, under the terms of the agreements. The approximate requirement is $11 million at year-end 2003 and $13 million at year-end 2002. We now cover this requirement of the marketing agreements through the value of a working capital advance due from Octel. We funded this advance in 2000 and it is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 10.

5.    Supplemental Cash Flow Information

	Years Ended December 31
	2003	2002	2001
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$15,210	$20,385	$31,095
Income taxes	9,895	8,129	36,624
Excise taxes on pension reversion	—	—	26,160

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

6.    Cash and Cash Equivalents

	December 31
	2003	2002
Cash and time deposits	$19,282	$14,506
Short-term securities	9,770	972

	$29,052	$15,478

The maturity of time deposits is less than 90 days. Our short-term securities are generally government obligations and commercial paper which mature in less than 90 days. We state these securities at cost plus accrued income, which approximates market value.

We also have restricted cash of $1.9 million at year-end 2003 and $700 thousand at year-end 2002. Of these funds, $1.2 million was received from Metropolitan Life Insurance Company (Metropolitan) in 2003 and $200 thousand represents the remaining portion of the funds we received from the demutualization of Metropolitan in 2000. The 2000 funds from Metropolitan are being used to reduce the employee portion of retiree health benefits costs. The 2003 funds from Metropolitan will also be used for employee benefit purposes. The remaining $500 thousand represents funds related to the issuance of a European bank guarantee.

7.    Trade and Other Accounts Receivable, Net

	December 31
	2003	2002
Trade receivables	$121,889	$104,431
Income tax receivables	5,120	6,976
Legal settlement	—	4,825
Other	7,915	9,109
Allowance for doubtful accounts	(2,382)	(911)

	$132,542	$124,430

Bad debt expense was $1.5 million in 2003 and less than $50 thousand in both 2002 and 2001. The increase in 2003 reflects the possibility of not being able to collect the outstanding receivable from one of our petroleum additives customers.

8.    Inventories

	December 31
	2003	2002
Finished goods and work-in-process	$103,734	$87,542
Raw materials	12,630	8,604
Stores, supplies, and other	8,064	7,900

	$124,428	$104,046

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Our inventories, which are stated on the LIFO basis, amounted to $93 million at year-end 2003, which was below replacement cost by approximately $19 million. At year-end 2002, LIFO basis inventories were $76 million, about $18 million below replacement cost. During 2003 and 2001, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of those liquidations increased net income by $100 thousand in 2003 and $800 thousand in 2001. During 2002, petroleum additive inventory quantities were reduced resulting in a liquidation of LIFO layers and increasing net income by $300 thousand.

9.    Property, Plant, and Equipment, at Cost

	December 31
	2003	2002
Land	$34,641	$38,075
Land improvements	30,692	29,524
Buildings	88,983	95,279
Machinery and equipment	575,194	562,250
Capitalized interest	16,770	17,412
Construction in progress	5,639	3,697

	$751,919	$746,237

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5-30 years
Buildings	10-40 years
Machinery and equipment	3-15 years

Interest capitalized was $100 thousand in 2003, as well as 2002, and $20 thousand in 2001. Capitalized interest is amortized over the same lives as the asset to which it relates. Depreciation expense was $30 million in 2003, $31 million in 2002, and $78 million in 2001. The 2001 amount includes $41 million related to the accelerated depreciation of certain engine oil additive assets. Amortization of capitalized interest, which is included in depreciation expense, was $1.5 million in 2003, as well as 2002, and $1.6 million in 2001.

In June 2003, we entered into a sale-leaseback transaction for the land, buildings, and certain equipment located at our Bracknell, England facility. We received $11.1 million for the assets, which had a net book value of $9.6 million. The resulting operating lease is for ten years with an option to terminate the lease after five years. The gain of $1.5 million was deferred and is being amortized over the term of the lease agreement.

10.    Other Assets and Deferred Charges

	December 31
	2003	2002
TEL prepayment for services, net of amortization	$29,142	$39,513
TEL working capital advance to Octel	10,916	12,609
Deferred charges	10,819	2,033
Rabbi trust assets	4,440	5,658
Other	20,247	20,943

	$75,564	$80,756

Deferred charges include $10 million in 2003 and $1 million in 2002 for unamortized financing fees related to our credit agreement. The accumulated amortization on the deferred financing fees related to our current credit agreement is $1 million at December 31, 2003.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

11.    Intangibles, Net of Amortization

	December 31
	2003		2002
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$30,859	$85,910	$26,333
Contracts	40,873	38,015	40,873	36,644

	$126,783	$68,874	$126,783	$62,977

Nonamortizing intangible assets
Minimum pension liabilities	$4,940		$5,532

Aggregate amortization expense		$5,897		$5,677

Estimated amortization expense for the next five years is expected to be:

• 2004	$6,540
• 2005	$5,365
• 2006	$4,524
• 2007	$4,524
• 2008	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate a supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted the amortization period of the intangible asset associated with this contract to coincide with the 2005 termination date. This change results in additional monthly amortization of $100 thousand over the next 17 months.

As a result of the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002 are as follows:

	Goodwill
	Petroleum Additives	Tetraethyl Lead	Total
Balance at December 31, 2001	$1,505	$1,652	$3,157
Foreign currency changes	(37)	—	(37)
Impairment losses	(1,468)	(1,652)	(3,120)

Balance at December 31, 2003 and 2002	$—	$—	$—

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Upon adopting SFAS No. 142 on January 1, 2002, we wrote-off goodwill of $3.1 million. Had the adoption occurred on January 1, 2001, net income (loss), as well as basic and diluted earnings (loss) per share (exclusive of the writeoff) would have been as follows:

	Years ended December 31
	2003	2002	2001
Reported net income (loss)	$37,053	$9,909	$(105,040)
Add back: goodwill amortization (net of tax)	—	—	538

Adjusted net income	$37,053	$9,909	$(104,502)

Basic earnings per share:
Reported net income (loss)	$2.21	$0.59	$(6.29)
Add back: goodwill amortization (net of tax)	—	—	0.03

Adjusted net income	$2.21	$0.59	$(6.26)

Diluted earnings per share:
Reported net income (loss)	$2.19	$0.59	$(6.29)
Add back: goodwill amortization (net of tax)	—	—	0.03

Adjusted net income	$2.19	$0.59	$(6.26)

12.    Accrued Expenses

	December 31
	2003	2002
Employee benefits, payroll, and related taxes	$14,294	$11,719
Customer rebates	12,086	3,603
TEL liability	—	3,200
Environmental remediation	1,519	2,039
Environmental dismantling	1,924	544
Other	20,868	17,673

	$50,691	$38,778

Environmental remediation and environmental dismantling includes our asset retirement obligations.

13.    Long-Term Debt

	December 31
	2003	2002
Senior notes	$150,000	$—
Term loan agreements	53,807	211,679
Capital lease obligations	5,010	5,548
Revolving credit agreement	—	54,200
Private borrowing	—	18,640

	208,817	290,067
Current maturities	(6,978)	(40,537)

	$201,839	$249,530

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Our previous credit facility was due on March 31, 2003. During March 2003 and after meeting the requirements for the extension of the previous credit facility, we extended the maturity date to March 31, 2004 and paid an extension fee of approximately $1.5 million.

Subsequently, on April 30, 2003, we entered into a new long-term debt structure for Ethyl. The debt structure includes senior notes and a senior credit facility with a bank term loan and a revolving credit facility.

The new debt structure will cause Ethyl to incur higher cash interest costs than the previous facility, but provides the long-term debt structure we need to manage our business. The proceeds from the senior notes and the bank term loan were used to repay our previous credit facility, which on April 30, 2003 included a term loan of $178.3 million and a revolving line of credit of $55.3 million, as well as a loan in the amount of $18.6 million borrowed from Bruce C. Gottwald, Chairman of the Board of Directors.

We incurred financing costs of approximately $11.5 million in obtaining the new credit facilities, which are being amortized over periods of six to seven years.

Senior Notes—On April 30, 2003, we sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.

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

Senior Credit Facility—The senior credit facility is secured by liens on substantially all of the U.S. assets of Ethyl and our domestic subsidiaries and certain foreign assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries and certain foreign subsidiaries to the extent that it would not result in material increased tax liabilities.

The senior credit facility requires certain mandatory prepayments, including generally:

•	100% of the net proceeds from all material dispositions or issuances of new debt or equity; and

•	75% of excess cash flow, as defined, subject to a step down upon meeting certain financial conditions.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The senior credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	a minimum net worth;

•	a maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA);

•	a maximum senior secured debt to EBITDA;

•	limitations on capital expenditures;

•	a minimum interest coverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

The bank term loan had an original principal amount of $115 million and has a variable interest rate of LIBOR plus 450 basis points. The term loan matures in April 2009 and has scheduled quarterly payments, which began in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 325 to 425 basis points and matures in April 2008. At December 31, 2003, we had outstanding letters of credit under the revolver of $26 million resulting in the unused portion of the revolver amounting to $24 million.

The weighted-average interest rate on our bank debt was 5.25% in 2003, 5.7% in 2002, and 6.6% in 2001. All of our bank debt is at variable rates.

Other Borrowings—On February 1, 2002, Bruce C. Gottwald, Chairman of the Board of Ethyl, made a loan to Ethyl in the amount of $18.6 million. The loan was for three years at an interest rate of 8.5%. Interest payments were due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down then existing bank debt. The loan was nonrecourse to Ethyl and was collateralized by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. We had the right at the end of the loan term under which we could convey the property to the lender in satisfaction of the debt. Had we failed to pay the loan at maturity, the lender had the right to require us to convey the property to him in satisfaction of the debt. This loan was paid in full on April 30, 2003.

We record our capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations, including interest, are approximately $900 thousand each year for the next seven years. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 18.

Principal debt payments for the next five years are as follows:

• 2004	$7 million
• 2005	$8 million
• 2006	$9 million
• 2007	$11 million
• 2008	$18 million
• After 2008	$156 million

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

14.    Other Noncurrent Liabilities

	December 31
	2003	2002
Employee benefits	$81,118	$83,522
Environmental remediation	21,939	21,234
Environmental dismantling	7,961	11,862
Other	11,580	7,292

	$122,598	$123,910

Environmental remediation and environmental dismantling includes our asset retirement obligations.

15.    Asset Retirement Obligations

The cumulative effect of accounting change in 2003 reflects the gain of $2.5 million ($1.6 million after tax, or $.10 per basic share) recognized upon the January 1, 2003 adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. These obligations had been previously fully accrued. Upon the implementation of SFAS No. 143 on January 1, 2003, these accruals were discounted to their net present value to comply with the requirements of SFAS No. 143, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is being expensed in operations. The following table illustrates the 2003 activity associated with the adoption of SFAS No. 143.

Asset retirement obligation, December 31, 2002	$14,828
Gain upon implementation of SFAS No. 143	(2,549)
Accretion expense	575
Liabilities settled	(884)
Foreign currency impact	1,268

Asset retirement obligation, December 31, 2003	$13,238

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Had we adopted SFAS No. 143 on January 1, 2001, net income (loss), as well as basic and diluted earnings (loss) per share would have been as follows:

	Years ended December 31
	2003	2002	2001
Reported net income (loss)	$37,053	$9,909	$(105,040)
Deduct: accretion expense (net of tax)	—	(517)	(483)

Adjusted net income (loss)	$37,053	$9,392	$(105,523)

Basic earnings (loss) per share:
Reported net income (loss)	$2.21	$0.59	$(6.29)
Deduct: accretion expense (net of tax)	—	(0.03)	(0.03)

Adjusted net income (loss)	$2.21	$0.56	$(6.32)

Diluted earnings (loss) per share:
Reported net income (loss)	$2.19	$0.59	$(6.29)
Deduct: accretion expense (net of tax)	—	(0.03)	(0.03)

Adjusted net income (loss)	$2.19	$0.56	$(6.32)

16.    Stock Options

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

A summary of Ethyl’s stock option plan is presented below in whole shares:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,110,200	$22.04	1,181,697	$24.79	473,765	$60.13
Granted	—	—	20,000	4.35	749,000	4.35
Exercised	(97,000)	4.35	—	—	—	—
Lapsed	(44,000)	43.99	(91,497)	53.79	(41,068)	59.64

Outstanding at December 31	969,200	$22.81	1,110,200	$22.04	1,181,697	$24.79

Exercisable at December 31	377,640		60,640		79,737

Available for grant at December 31	819,771		775,771		704,274

We granted 20,000 options in 2002 and 749,000 options in 2001. No options were granted in 2003. Based on the following assumptions, the stock options granted in 2002 have an estimated average value of $.91 per share at the grant date. The stock options granted in 2001 had an estimated average value of $.33 per share at the grant date. We estimated the fair value of the options granted using an option-pricing model similar to Black-Scholes. We used the following assumptions in valuing the options granted:

	2002	2001
Dividend yield	0.0%	0.0%
Expected volatility	47.2%	30.2%
Risk-free interest rate	2.5%	4.2%
Expected life	5 years	6 years

We continue to use the intrinsic value method to account for our stock option plan. Accordingly, we have recognized no compensation cost. See Note 1 – Stock-Based Compensation for pro forma net income and earnings per share as if we had applied the fair-value method of accounting.

The following table summarizes information in whole shares about the stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$ 4.35	646,000	7.77	$4.35	323,000	$4.35
44.375	50,000	2.95	44.375	—	—
62.50	273,200	0.17	62.50	54,640	62.50

$4.35 - 62.50	969,200	5.38	$22.81	377,640	$12.76

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

17.    Financial Instruments

Fair Value—We determine the fair value of our outstanding financial instruments as follows:

Cash and Cash Equivalents—The carrying value approximates fair value.

Restricted Cash—The carrying value approximates fair value.

Investments in Marketable Securities—The carrying value approximates the fair value. See Notes 21 and 24.

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

The estimated fair values of our financial instruments are:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$29,052	$29,052	$15,478	$15,478
Restricted cash	$1,903	$1,903	$683	$683
Investments in marketable securities	$4,440	$4,440	$5,742	$5,742
Long-term debt including current maturities	$208,817	$203,591	$290,067	$290,067

Derivatives—As part of our strategy to minimize the fluctuation of accounts receivable denominated in foreign currencies, we sometimes use foreign currency forward contracts. During 2003, we entered into Euro-denominated forward contracts. All of the contracts matured during 2003. Ethyl did not use any derivative instruments during 2002. Ethyl had no foreign currency forward contracts outstanding at the end of each of the last three years.

18.    Contractual Commitments and Contingencies

Contractual Commitments—Ethyl has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $18 million in 2003, $15 million in 2002, and $18 million in 2001.

Future lease payments for all noncancelable operating leases, as well as the future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2003 are:

• 2004	$13 million
• 2005	$10 million
• 2006	$8 million
• 2007	$6 million
• 2008	$6 million
• After 2008	$15 million

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

We have contractual obligations for the construction of assets, as well as purchases of property and equipment of $1.4 million at December 31, 2003.

On February 28, 1994, Ethyl completed the spin-off of Albemarle Corporation (Albemarle). The two companies have agreements that describe the conditions under which Albemarle must reimburse Ethyl for tax, environmental and certain other liabilities. Generally, Albemarle is responsible for tax, environmental and certain other exposures related to its operations before the spin-off of Albemarle. We believe that Albemarle has the ability to comply with this indemnification agreement.

Ethyl and Albemarle have agreements to coordinate certain facilities and services, including the production of MMT. In connection with these agreements, Albemarle billed us approximately $9 million in 2003, $23 million in 2002, and $24 million in 2001. The decrease in 2003 reflects the sale of the phenolic antioxidant business to Albemarle in January 2003. After the sale of the business, Albemarle no longer supplied us with antioxidant finished products for third party resale. They continue to supply our internal needs for antioxidants.

Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, under the terms of the agreements. The approximate requirement is $11 million at year-end 2003, $13 million at year-end 2002 and $14 million at year-end 2001. We now cover this requirement of the marketing agreements through the value of a working capital advance due from Octel. This advance is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 10.

During 2001, the Alcor Marketing Agreements were amended to include the proceeds from the sale of TEL resulting from agreements entered into by an Alcor subsidiary. Under the amended TEL marketing agreements, Ethyl’s Swiss subsidiaries were required to pay $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. These payments, which began in January 2002, were substantially completed by year-end 2002 with the remaining $3 million paid in early 2003. See Note 4 for further information.

Litigation—We were served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions. We believe that Ethyl has strong defenses to Smith and will vigorously defend the case. Ethyl was served as a defendant in another case filed in the Circuit Court for Baltimore City, Maryland, in November 2003, David Johnson et al. v. Clinton et al. The case claims damages attributable to lead similar to the Smith case, for alleged personal injuries for two plaintiffs. The Court has granted a Consent Motion to Quash Service of Process in the Johnson case, and therefore, Ethyl is not a current defendant in this case.

Ethyl and our subsidiaries are involved in other legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund. These proceedings include product liability cases.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Like many other companies, Ethyl is also a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by Ethyl. Ethyl has never manufactured, sold or distributed products that contain asbestos. Nearly all of these cases are pending in Texas or Louisiana and involve multiple defendants. We maintain an accrual for these proceedings. In addition, Ethyl has recorded a receivable from Albemarle in the amount of $4 million for premises asbestos liability obligations. Ethyl has invoiced Albemarle for the $4 million payment. Ethyl understands that Albemarle currently disputes this payment and its obligations for premises asbestos liabilities. Ethyl, however, believes that Albemarle is responsible for the payment as well as certain current and future liability claims pursuant to an indemnification agreement between the companies dated as of February 28, 1994.

While it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that Ethyl and our subsidiaries have adequate accruals, cash, and insurance coverage such that the outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on Ethyl.

Environmental—During 2000, the Environmental Protection Agency (EPA) named Ethyl as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, Ethyl is participating with other PRPs in site investigations and feasibility studies and has accrued for the estimated expenses. During late 2003, one of the other PRPs declared bankruptcy. We have not yet determined what, if any, impact this may have on Ethyl. Because of the early stage of the investigation and feasibility studies, it is difficult to make a reasonable estimate of the total cost of our share of responsibilities related to any site remediation or clean-up. As additional facts become known to Ethyl, we will accrue and pay our proportionate share of remediation or clean-up costs, if any.

At one of our major United States sites, we have substantially completed remediation and will be monitoring the site for an extended period. The accrual for this site was $8 million at both year-end 2003 and 2002. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2003 and 2002. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted.

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

At December 31, our accruals for environmental remediation were $23 million in both 2003 and 2002. We recorded expected insurance reimbursement assets for these amounts of $3 million in 2003 and $4 million in 2002. When significant events or circumstances occur that might impair the value of this insurance receivable, we evaluate recoverability of the recorded amounts. If we determine an asset is impaired, we adjust the asset to net realizable value. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $10 million at December 31, 2003 and $13 million at December 31, 2002. The decrease in the accruals for dismantling and decommissioning cost from year-end 2002 to 2003 is primarily the result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. See Note 15.

Ethyl spent $13 million in both 2003 and 2002 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. We spent $12 million in 2001. Of these amounts, the

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

ongoing costs of operations were $11 million in 2003, 2002 and 2001. The balance represents clean-up, or remediation and monitoring costs. On capital expenditures for pollution prevention and safety projects, we spent $3 million in 2003, $5 million in 2002, and $2 million in 2001.

19.    Pension Plans and Other Post-Retirement Benefits

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

At December 31, 2000 we terminated an overfunded U.S. salaried pension plan. Ethyl received regulatory approval for the plan termination in second quarter 2001. The proceeds from the terminated plan amounted to $179 million. After fully funding a new pension plan for U.S. salaried employees, which has comparable provisions and benefit formula, we received $131 million in the third quarter 2001 which represented a reversion of pension assets. The reversion amount was subject to the usual corporate income taxes, as well as a 20% federal excise tax. Total federal income, state income, and excise taxes amounted to $77 million. Most of these taxes were paid in the second half of 2001. The net cash received, after taxes, was $54 million. We also recognized a noncash charge of $62 million related to the termination of the plan and subsequent settlement of the related pension liabilities. The loss is reported in special items expense, net on the Consolidated Statements of Income. Because of the settlement in 2001, the benefit obligation, as well as the fair value of plan assets, was reduced.

Ethyl uses a December 31 measurement date for all of our domestic plans.

Pension and post-retirement benefit cost are shown below. The special termination benefits in 2001 are associated with the enhanced early retirement offer made during that year.

	Years Ended December 31
	Pension Benefits			Post-Retirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$4,091	$3,658	$3,208	$825	$947	$831
Interest cost	5,379	4,958	6,614	4,136	4,166	4,132
Expected return on plan assets	(5,190)	(5,127)	(14,646)	(1,919)	(1,928)	(2,017)
Amortization of prior service cost	718	718	1,396	(29)	(29)	(29)
Amortization of transition asset	—	—	(976)	—	—	—
Amortization of net loss (gain)	874	332	208	—	—	(87)
Special termination benefits	—	—	17,759	—	—	3,438
Settlements loss	—	—	62,000	—	—	—

Net periodic benefit cost	$5,872	$4,539	$75,563	$3,013	$3,156	$6,268

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Changes in the plans’ benefit obligations and assets, as well as a reconciliation of the funded status, follow.

	Years Ended December 31
	Pension Benefits		Post-Retirement Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$79,774	$80,284	$64,588	$61,513
Service cost	4,091	3,658	825	947
Interest cost	5,379	4,958	4,136	4,166
Actuarial net loss (gain)	7,349	(1,366)	4,757	3,128
Benefits paid	(4,047)	(7,760)	(4,335)	(5,166)

Benefit obligation at end of year	$92,546	$79,774	$69,971	$64,588

Change in plan assets
Fair value of plan assets at beginning of year	$41,374	$54,355	$28,613	$28,737
Actual return on plan assets	8,293	(11,968)	1,921	2,161
Employer contributions	6,149	6,747	2,165	2,881
Benefits paid	(4,047)	(7,760)	(4,335)	(5,166)

Fair value of plan assets at end of year	$51,769	$41,374	$28,364	$28,613

Reconciliation of funded status
Funded status	$(40,777)	$(38,400)	$(41,607)	$(35,975)
Unrecognized net actuarial loss/(gain)	37,460	34,088	3,704	(1,050)
Unrecognized prior service cost	4,345	5,063	(115)	(144)

Prepaid (accrued) benefit cost	$1,028	$751	$(38,018)	$(37,169)

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$20,240	$21,315	$—	$—
Accrued benefit cost	(29,935)	(29,608)	(38,018)	(37,169)
Intangible asset	2,708	3,301	—	—
Accumulated other comprehensive loss	8,015	5,743	—	—

Net amount recognized	$1,028	$751	$(38,018)	$(37,169)

The change in the minimum pension liability included in other comprehensive loss was an increase of $2 million in 2003 and $4 million in 2002.

The accumulated benefit obligation for all domestic defined benefit pension plans was $71 million at December 31, 2003 and $60 million at December 31, 2002.

The fair market value of the plan assets of our largest pension plan (the salaried plan) exceeds its accumulated benefit obligation at both December 31, 2003 and December 31, 2002. The projected benefit obligation of the salaried plan exceeded the fair market value of assets for both years. The net asset position of this plan is included in prepaid pension cost on our balance sheet.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for all of the other qualified plans, as well as the nonqualified plans at December 31, 2003 and December 31, 2002. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The accrued benefit cost includes minimum pension liabilities of $11 million at year-end 2003 and $9 million at year-end 2002.

The following table shows information on plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets. At both year-end 2003 and 2002, the projected benefit obligation was in excess of plan assets for all of the defined benefit pension plans.

	2003	2002
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$42,892	$38,828
Accumulated benefit obligation	41,463	37,935
Fair market value of plan assets	12,084	9,422

	2003	2002
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$92,546	$79,774
Fair market value of plan assets	51,769	41,374

While there were no assets held in the nonqualified plans by the trustee, we maintain a rabbi trust for the retired beneficiaries of the nonqualified plans. At December 31, assets in the rabbi trust were valued at $4 million in 2003 and $6 million in 2002. The assets of the rabbi trust are not included in any of the pension tables above.

Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Post-Retirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.75%	7.00%	7.50%	6.75%	7.00%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	7.00%	7.00%	7.00%
Rate of projected compensation increase	4.50%	4.50%	4.50%	—	—	—
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.00%	6.75%	7.00%	6.00%	6.75%	7.00%
Rate of projected compensation increase	4.00%	4.50%	4.50%	—	—	—

We base the assumed expected long-term rate of return for plan assets on both our asset allocation, as well as a stochastic analysis of expected returns performed by our independent consulting actuaries. This analysis reflects the actuarial firm’s expected long-term rates of return for each significant asset class and economic

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

indicator. As of January 1, 2004, the actuarial firm’s expected rates were 9.6% for U.S. large cap stocks, 6.1% for U.S. long-term corporate bonds, and 2.7% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Because our asset allocation is predominantly weighted towards equities, we have maintained our expected long-term rate of return at 9%.

Assumed health care cost trend rates at December 31 are shown below.

	2003	2002
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2003	$6,803	$(5,443)
Effect on net periodic postretirement benefit cost in 2003	$587	$(460)

Federal Legislation—On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. We expect that this legislation will eventually reduce the cost for some of our retiree medical programs.

At this point, our investigation into our response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of our retiree medical provisions will need to be changed in order to qualify for beneficial treatment under the Act.

In response to this legislation, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 106-1. FSP FAS 106-1 allows a one-time election to defer accounting for the effects of the legislation.

Because of various uncertainties related to Ethyl’s response to this legislation and the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require us to change previously reported information. The net periodic benefit cost and the benefit obligation reported in the financial statements and the tables above for our postretirement plans do not include the effect of this legislation.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. Our target allocation is 90% - 97% in equities and 3% - 10% in debt securities or cash. The pension plan weighted-average asset allocations at December 31, 2003 and December 31, 2002 by asset category are as follows.

	2003	2002
Asset Category
Equity securities	96.6%	95.7%
Debt securities	3.1%	3.8%
Cash and other	0.3%	0.5%

	100.0%	100.0%

Ethyl Corporation is committed to providing adequate funding for our pension plans to ensure our employees that those benefits will be available at retirement. The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities. The Committee has chosen this approach in line with its long-term view of the necessary return and the fact that historically, equity securities have outperformed debt securities and cash investments. While in the short-term equity securities may under-perform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by three different investment companies who predominately invest in United States, large cap value stocks. Each investment company’s performance is reviewed quarterly. A small portion of the funds is kept in investments that are less vulnerable to short term market swings, like cash. This fund is used to provide the cash needed to meet our monthly obligations.

The equity securities do not include any Ethyl common stock for any year presented.

The assets of the post retirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No Ethyl common stock is included in these assets.

Cash Flows—For U.S. plans, Ethyl expects to contribute $4 million to the pension plans and $2 million to our other postretirement benefit plans in 2004. During 2004, we expect to make pension benefit payments of $4 million and other postretirement benefit payments of $4 million.

Foreign Pension Plans—For most employees of our foreign subsidiaries, Ethyl has defined benefit pension plans that offer benefits based primarily on years of service and compensation. These defined benefit plans provide benefits for employees of our foreign subsidiaries located in Belgium, the United Kingdom, Germany, and Canada. Ethyl generally contributes to investment trusts and insurance policies to provide for these plans. December 31 is the measurement date for these plans.

In addition to the foreign defined benefit pension plans, Ethyl also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $200 thousand for 2003, $100 thousand for 2002, and $200 thousand in 2001.

Pension cost for the defined benefit plans is shown below. The special termination benefits in 2001 were related to an enhanced early retirement offer made during that year for employees of our United Kingdom subsidiary.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

	Years Ended December 31
	Pension Benefits
	2003	2002	2001
Service cost	$1,244	$959	$1,117
Interest cost	2,987	2,526	2,348
Expected return on plan assets	(2,036)	(2,134)	(2,271)
Amortization of prior service cost	286	259	292
Amortization of transition asset	(19)	(30)	(31)
Amortization of net loss	931	253	56
Special termination benefits	—	—	1,295

Net periodic benefit cost	$3,393	$1,833	$2,806

Changes in the benefit obligations and assets, as well as a reconciliation of the funded status, of the foreign defined benefit plans follow.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

	Years Ended December 31
	Pension Benefits
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$50,848	$41,170
Service cost	1,244	959
Interest cost	2,987	2,526
Plan amendments	53	61
Employee contributions	324	292
Actuarial net loss	5,243	2,112
Benefits paid	(1,531)	(1,492)
Foreign currency translation	7,601	5,220

Benefit obligation at end of year	$66,769	$50,848

Change in plan assets
Fair value of plan assets at beginning of year	$30,342	$30,534
Actual return on plan assets	4,049	(4,431)
Employer contributions	5,027	2,367
Employee contributions	324	292
Benefits paid	(1,252)	(1,358)
Foreign currency translation	4,846	2,938

Fair value of plan assets at end of year	$43,336	$30,342

Reconciliation of funded status
Funded status	$(23,433)	$(20,506)
Unrecognized net actuarial loss	22,205	17,562
Unrecognized prior service cost	2,379	2,362
Unrecognized transition asset	(235)	(217)

Prepaid (accrued) benefit cost	$916	$(799)

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$1,589	$3,680
Accrued benefit cost	(14,448)	(17,650)
Intangible asset	2,232	2,231
Accumulated other comprehensive loss	11,543	10,940

Net amount recognized	$916	$(799)

The change in the minimum pension liability included in other comprehensive loss were increases of $600 thousand in 2003 and $8 million in 2002

The accumulated benefit obligation for all foreign defined benefit pension plans was $57 million at December 31, 2003 and $44 million at December 31, 2002.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian plans at year-end 2003 and 2002. The net asset position of these plans is included in prepaid pension cost on the balance sheet.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the United Kingdom, Belgium, and German plans at December 31, 2003 and December 31, 2002. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. The accrued benefit cost includes minimum pension liabilities of $14 million at year-end 2003 and $13 million at year-end 2002.

The following table shows information on plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2003	2002
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$61,789	$48,038
Accumulated benefit obligation	52,304	41,514
Fair market value of plan assets	38,090	26,510

	2003	2002
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$61,789	$48,038
Fair market value of plan assets	38,090	26,510

Assumptions—The information in the below table provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans. The actual assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan.

	2003	2002	2001
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.74%	5.98%	5.91%
Expected long-term rate of return on plan assets	6.31%	6.67%	6.88%
Rate of projected compensation increase	4.11%	4.30%	4.50%
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.53%	5.74%	5.98%
Rate of projected compensation increase	4.38%	4.11%	4.30%

20.    Special Items Expense, Net

Special items expense, net in 2001 of $114 million expense included a charge of $29 million for severance, early retirement, and other expenses related to our engine oil additives rationalization. Special items also consisted of a noncash charge of $62 million on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Additionally, special items included a $26 million charge for excise tax on the pension reversion. These charges were partially offset by a $3 million gain on the sale of certain assets in Bracknell, England.

The pension charge of $62 million in 2001 related to the settlement of liabilities for certain pension contracts and the recognition of significant losses related to our pension assets. The settlement losses had no cash effect on Ethyl. No retiree benefits changed due to the settlement of the liabilities.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

There was $46.5 million engine oil additives-related costs not included in special items of which we reported $43 million in cost of goods sold; $3.2 million in research, development, and testing expenses; and $300 thousand in selling, general, and administrative expenses.

21.    Other Income (Expense), Net

Other income (expense), net for 2003 was $1 million income and included a $1 million refund from an insurance company related to employee benefit policies.

Other income (expense), net for 2002 was $500 thousand expense and included $1 million interest income from a settlement with the IRS, as well as $2 million interest income from a lawsuit settlement. The principal portion of the lawsuit settlement related to the recovery of operating costs and is included in cost of sales. Also included is a loss on the impairment of primarily marketable securities of $4 million, as well as expenses related to debt refinancing activities of $1 million.

Other income (expense), net for 2001 was $4 million expense and included expenses of $2.6 million related to the refinancing of our debt, as well as $2 million for our percentage share of losses in equity investments. Also included is a loss on impairments of marketable securities of $4 million, which was partially offset by a gain on the sale of a nonoperating asset of $1 million.

The $1 million gain in 2001 on the sale of a nonoperating asset was for the sale of certain real and personal property in King William, Virginia, to Old Town, LLC (Old Town). Old Town is a separate legal entity organized by members of the Gottwald family. The property was sold for its appraised value of $2.9 million. We continue to manage the property for Old Town. See Item 13, “Certain Relationships and Related Transactions.”

22.    Gains and Losses on Foreign Currency

Foreign currency transactions resulted in a net gain of $1.6 million in 2003, $10 thousand in 2002, and $400 thousand in 2001.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

23.    Income Taxes

Our income (loss) from continuing operations before income taxes, as well as the provision for taxes, on the same basis, follows:

	Years Ended December 31
	2003	2002	2001
Income (loss) from continuing operations before income taxes
Domestic	$15,186	$13,424	$(189,989)
Foreign	14,156	(155)	37,298

	$29,342	$13,269	$(152,691)

Income tax expense (benefit)
Current income taxes
Federal	$1,718	$1,671	$28,420
State	1,829	(220)	6,680
Foreign	3,039	5,124	11,577

	6,586	6,575	46,677

Deferred income taxes
Federal	2,682	(96)	(86,475)
State	(275)	334	(5,896)
Foreign	(275)	(3,057)	373

	2,132	(2,819)	(91,998)

Total income tax expense (benefit)	$8,718	$3,756	$(45,321)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income (Loss) From Continuing Operations Before Income Taxes
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	4.2	0.9	2.0
Foreign operations	3.9	0.8	(0.4)
Extraterritorial income exclusion	(5.6)	(10.2)	—
Foreign sales corporation benefit	—	—	0.4
Research tax credit	(3.1)	(2.1)	0.3
Other items and adjustments	(4.7)	3.9	(1.3)
Excise taxes on pension reversion	—	—	(6.3)

Effective income tax rate	29.7%	28.3%	29.7%

Both the 2003 and 2002 rates reflect tax expense as a percent of income from continuing operations. The effective income tax rate for 2001 reflects a tax benefit of $45.3 million, as a result of the loss from continuing operations of $152.7 million.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The table above excludes the income taxes related to the discontinued operations and cumulative effect of accounting changes. The 2003 discontinued operations amounted to income before taxes of $23.2 million with income taxes of $8.4 million, or $14.8 million after tax; in 2002, the discontinued operations amounted to income before income taxes of $4.6 million with income taxes of $1.7 million, or $2.9 million after tax; in 2001, the discontinued operations amounted to income before taxes of $3.7 million with income taxes of $1.4 million, or $2.3 million after tax.

In 2003, the cumulative effect of accounting changes for the gain recognized upon the January 1, 2003 adoption of SFAS No. 143 amounted to $2.5 million income before taxes with income taxes of $900 thousand, or $1.6 million income after tax. In 2002, the cumulative effect of accounting changes for the impairment of goodwill amounted to a charge to income before income taxes of $3.1 million and a related income tax benefit of $600 thousand, or $2.5 million charge after tax.

Based on available foreign tax credits and current U.S. income tax rates, we have adequately provided for any additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Ethyl.

Certain foreign operations have a U.S. tax impact, due to the election of “check-the-box” status.

Our deferred income tax assets and liabilities follow:

	December 31
	2003	2002
Deferred income tax assets
Future employee benefits	$21,704	$20,815
Environmental and future shutdown reserves	10,919	11,378
Foreign currency translation adjustments	1,335	6,778
Inventory valuation and related reserves	4,440	6,492
Impairment of nonoperating assets	813	2,004
Other	8,080	9,747

	47,291	57,214

Deferred income tax liabilities
Depreciation	10,927	15,252
Intangibles	10,602	10,776
Undistributed earnings of foreign subsidiaries	5,237	3,381
Capitalization of interest	83	512
Other	3,675	3,460

	30,524	33,381

Net deferred income tax assets	$16,767	$23,833

Reconciliation to financial statements
Deferred income tax assets—current	$11,296	$14,339
Deferred income tax assets—noncurrent	5,471	9,494

Net deferred income tax assets	$16,767	$23,833

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

24.    Accumulated Other Comprehensive (Loss) Income

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive (loss) income follow:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities Adjustments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive (Loss) Income
December 31, 2000	$(19,986)	$2,803	$(907)	$(18,090)

Adjustments	(7,044)	(7,810)	(3,042)
Reclassification adjustment for the loss included in net loss resulting from impairment writedowns	—	3,633	—
Tax benefit	2,642	1,587	954

Other comprehensive loss	(4,402)	(2,590)	(2,088)	(9,080)

December 31, 2001	(24,388)	213	(2,995)	(27,170)

Adjustments	10,434	(2,315)	(11,606)
Reclassification adjustment for the loss included in net income resulting from impairment writedowns	—	1,011	—
Tax (expense) benefit	(3,818)	471	3,699

Other comprehensive income (loss)	6,616	(833)	(7,907)	(2,124)

December 31, 2002	(17,772)	(620)	(10,902)	(29,294)

Adjustments	15,004	766	(1,726)
Reclassification adjustment for the loss included in net income resulting from impairment writedowns	—	153	—
Tax (expense) benefit	(5,443)	(331)	707

Other comprehensive income (loss)	9,561	588	(1,019)	9,130

December 31, 2003	$(8,211)	$(32)	$(11,921)	$(20,164)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

25.    Segment and Geographic Area Information

Segment Information—We manage our business in two distinct segments: petroleum additives and tetraethyl lead. We divided our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market that we actively review for opportunities, while TEL is a mature product primarily marketed through third-party agreements.

The accounting policies of the segments are the same as those described in Note 1. We evaluate the performance of our operating segments based on operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment and amortization of prepayments for services and segment intangible assets are included in the operating profit of each segment. No transfers occurred between the segments during the periods presented. TEL sales made through the marketing agreements with Octel are not recorded as sales by Ethyl. The table below reports net sales and operating profit by segment, as well as a reconciliation to income (loss) from continuing operations before income taxes for the last three years.

	2003	2002	2001
Net sales
Petroleum additives	$746,825	$648,447	$691,098
Tetraethyl lead	9,516	7,903	16,527

Consolidated net sales (a)	$756,341	$656,350	$707,625

Segment operating profit (loss)
Petroleum additives (b)	59,498	51,223	(39,364)
Tetraethyl lead (b)	27,092	15,210	32,005

Segment operating profit (loss)	86,590	66,433	(7,359)

Cumulative effect of accounting changes (c)	(2,549)	3,120	—
Corporate, general and administrative expense	(18,572)	(14,935)	(19,469)
Interest expense	(21,128)	(25,574)	(32,808)
Pension contract settlements	—	—	(88,160)
Other expense, net	(14,999)	(15,775)	(4,895)

Income (loss) from continuing operations before income taxes	$29,342	$13,269	$(152,691)

(a)	In 2003 and 2002, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP amounted to $81 million (11% of total net sales) in 2003 and $69 million (11% of total net sales) in 2002. Sales to Shell amounted to $121 million (16% of total net sales) in 2003 and $87 million (13% of total net sales) in 2002. No other single customer accounted for 10% or more of our total net sales in 2003, 2002, or 2001.
(b)	There are several nonrecurring items included in petroleum additives and tetraethyl lead segment operating profit (loss). These items are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(c)	For purposes of segment reporting, the cumulative effect of accounting changes is included in petroleum additive and tetraethyl lead segment results. In order to reconcile to “income (loss) from continuing operations before income taxes” on the Consolidated Statements of Income, the before-tax cumulative effect of accounting changes must be (deducted) added back in the above table.

Notes to Consolidated Financial Statements—Continued

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

	2003	2002	2001
Segment assets
Petroleum additives	$449,325	$441,937	$476,759
Tetraethyl lead	54,478	78,521	94,907

	503,803	520,458	571,666
Cash and cash equivalents	29,052	15,478	12,382
Restricted cash	1,903	683	996
Other accounts receivable	2,330	4,577	12,318
Deferred income taxes	16,767	23,833	21,175
Prepaid expenses	3,810	2,232	3,007
Prepaid pension cost	21,829	24,995	25,731
Other assets and deferred charges	65,939	63,995	72,350

Total assets	$645,433	$656,251	$719,625

Additions to long-lived assets
Petroleum additives	$10,766	$12,125	$10,735
Tetraethyl lead (a)	—	—	24,583
Other long-lived assets	851	546	1,267

Total additions to long-lived assets	$11,617	$12,671	$36,585

Depreciation and amortization
Petroleum additives (b)	$34,137	$34,486	$86,294
Tetraethyl lead (a)	10,669	11,053	6,647
Other long-lived assets	5,585	6,883	6,577

Total depreciation and amortization	$50,391	$52,422	$99,518

(a)	The additions to TEL long-lived assets in 2001 relate to the accrual for services to be paid to Alcor. The amortization of the prepayment for services was $10 million in 2003, $11 million in 2002, and $6 million in 2001. See Note 4.

(b)	Depreciation and amortization includes $41 million of accelerated depreciation related to the engine oil additives rationalization in 2001.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

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

	2003	2002	2001
Net sales
United States	$263,837	$216,446	$271,835
Canada	93,476	80,925	73,099
Other foreign	399,028	358,979	362,691

Consolidated net sales	$756,341	$656,350	$707,625

Long-lived assets
United States	$214,718	$237,674	$263,862
Foreign	51,506	69,896	55,353

Total long-lived assets	$266,224	$307,570	$319,215

26.    Selected Quarterly Consolidated Financial Data (unaudited)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$173,466	$180,574	$197,095	$205,206
Gross profit	$36,060	$43,998	$45,256	$40,597
(Loss) income from continuing operations	$(137)	$5,745	$10,297	$4,719
Income from operations of discontinued business (net of tax)	$14,805	$—	$—	$—
Cumulative effect of accounting changes (net of tax)	$1,624	$—	$—	$—
Net income (b)	$16,292	$5,745	$10,297	$4,719
Basic and diluted (loss) earnings per share (a):
(Loss) income from continuing operations	$(.01)	$.34	$.61	$.28
Discontinued operations (net of tax)	$.89	$—	$—	$—
Cumulative effect of accounting changes (net of tax)	$.10	$—	$—	$—
Net income	$.98	$.34	$.61	$.28
Shares used to compute basic earnings per share	16,689	16,724	16,753	16,768
Shares used to compute diluted earnings per share	16,689	16,969	17,020	17,082

2002
Net sales	$146,176	$170,943	$172,750	$166,481
Gross profit	$30,058	$35,278	$41,958	$31,025
Income (loss) from continuing operations	$10	$(3,084)	$10,145	$2,442
Income from operations of discontinued business (net of tax)	$873	$622	$722	$684
Cumulative effect of accounting changes (net of tax)	$(2,505)	$—	$—	$—
Net (loss) income	$(1,622)	$(2,462)	$10,867	$3,126
Basic and diluted earnings per share (a):
(Loss) income from continuing operations	$—	$(.18)	$.61	$.14
Discontinued operations (net of tax)	$.05	$.04	$.04	$.04
Cumulative effect of accounting changes (net of tax)	$(.15)	$—	$—	$—
Net (loss) income	$(.10)	$(.14)	$.65	$.18
Shares used to compute basic (loss) earnings per share	16,689	16,689	16,689	16,689
Shares used to compute diluted (loss) earnings per share	16,814	16,689	16,689	16,737

(a)	Earnings per share is computed independently for each of the periods presented and, therefore may not total earnings per share for the year.
(b)	Upon the completion of analysis of such expenditures during the fourth quarter of 2003, Ethyl recorded an income tax benefit of $900 thousand for the full-year benefit of expected 2003 research and development income tax credits.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

27.    Engine Oil Additives Rationalization

During 2001, Ethyl recorded a charge of $76 million to cover the costs associated with the engine oil additives rationalization. These charges included the idling of production and research facilities, as well as a workforce reduction. Early retirement charges were $23 million, while severance and other related expenses amounted to $6 million. Accelerated depreciation was $41 million, shutdown costs were $4 million, and other costs were $2 million. Of these costs, we reported $29 million of severance, early retirement, and other related expenses in special items expense, net. Cost of goods sold included $43 million; selling, general, and administrative expenses included $300 thousand; and research, development, and testing expenses included $3.2 million.

In the first quarter 2001, we evaluated all engine oil additive assets for impairment. We considered if the assets to be indefinitely idled were impaired and concluded that these assets should be depreciated over the remaining useful lives through the anticipated closure dates in the second quarter 2001.

We also evaluated the related intangible assets that had a book value of approximately $76 million at March 31, 2001. We determined that the positive cash flows generated by these assets continued to support their value on our balance sheet. We performed the same evaluation at December 31, 2003 when the intangible assets had a book value of $58 million and at December 31, 2002 when the book value was $64 million and determined at both year-end 2003 and 2002 that the balance sheet values were appropriate.

The engine oil additives production facilities that were indefinitely idled during the second quarter 2001 included a small plant in Natchez, Mississippi and portions of the plants in Houston, Texas and Rio de Janeiro, Brazil. We consolidated production in other plants. We also consolidated certain research and testing activities from our Bracknell, England facility to our facilities located in Richmond, Virginia.

As part of the workforce reduction, we announced an involuntary severance program that resulted in a reduction of 322 positions. Included were staff at the engine oil additives plants being indefinitely idled, staff at our Bracknell and Richmond research facilities, and corporate staff. We also announced a voluntary early retirement program for most domestic salaried employees over age 52. The involuntary severance program included 101 employees who were eligible for early retirement. Thirty-two additional employees, whose positions were not eliminated, voluntarily retired. Of the 354 employees who were involuntarily severed or voluntarily retired, 133 positions were in manufacturing, 115 were in research and testing, and 106 were administrative positions. Most of the nonmanufacturing terminations were effective April 30, 2001; however, some occurred later in the second and third quarters of 2001. For the year 2001, we paid $9 million for costs related to the employees who were terminated during the year, as well as other shutdown costs.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

28.    Consolidating Financial Information

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

Domestic Subsidiaries

Ethyl Asia Pacific Company

Ethyl Canada Holdings, Inc.

Ethyl Export Corporation

Ethyl Interamerica Corporation

Ethyl Japan Holdings, Inc.

Ethyl Petroleum Additives, Inc.

Ethyl Ventures, Inc.

Interamerica Terminals Corporation

The Edwin Cooper Corporation

Ethyl Additives Corporation

Foreign Subsidiaries

Ethyl Europe S.P.R.L.

Ethyl Brasil Industria de Aditivos Ltda

Ethyl Administration GmbH

Ethyl Services GmbH

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

The following financial information sets forth, on a consolidating basis, the financial position as of December 31, 2003 and 2002; results of operations for the years ended December 31, 2003, 2002, and 2001; and cash flows for the years ended December 31, 2003, 2002, and 2001 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the Securities and Exchange Commission’s (SEC) interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$8,614	$572,909	$409,061	$(234,243)	$756,341
Cost of goods sold	17,101	452,487	358,991	(238,149)	590,430

Gross (loss) profit	(8,487)	120,422	50,070	3,906	165,911
TEL marketing agreements services	(3,664)	11,119	22,148	—	29,603
Intercompany service fee income (expense) from TEL marketing agreements	21,221	(32)	(21,189)	—	—
Selling, general, and administrative expenses	33,192	21,282	34,527	—	89,001
Research, development, and testing expenses	—	45,012	11,942	—	56,954

Operating (loss) profit	(24,122)	65,215	4,560	3,906	49,559
Interest and financing expenses	18,203	2,925	—	—	21,128
Other income (expense), net	1,254	(152)	(191)	—	911

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(41,071)	62,138	4,369	3,906	29,342
Income tax (benefit) expense	(13,685)	17,847	3,136	1,420	8,718
Equity income of subsidiaries	48,010	—	—	(48,010)	—

Income from continuing operations	20,624	44,291	1,233	(45,524)	20,624
Income from operations of discontinued business (net of tax)	14,805	—	—	—	14,805

Income before cumulative effect of accounting change	35,429	44,291	1,233	(45,524)	35,429
Cumulative effect of accounting change (net of tax)	1,624	74	438	(512)	1,624

Net income	$37,053	$44,365	$1,671	$(46,036)	$37,053

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$7,139	$501,410	$366,027	$(218,226)	$656,350
Cost of goods sold	18,769	386,746	323,820	(211,304)	518,031

Gross (loss) profit	(11,630)	114,664	42,207	(6,922)	138,319
TEL marketing agreements services	(2,396)	(3,371)	31,523	—	25,756
Intercompany service fee income (expense) from TEL marketing agreements	30,301	17	(30,318)	—	—
Selling, general, and administrative expenses	29,478	20,184	24,519	—	74,181
Research, development, and testing expenses	—	40,575	9,929	—	50,504

Operating (loss) profit	(13,203)	50,551	8,964	(6,922)	39,390
Interest and financing expenses	24,384	1,190	—	—	25,574
Other income (expense), net	3,473	(3,406)	(614)	—	(547)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(34,114)	45,955	8,350	(6,922)	13,269
Income tax (benefit) expense	(18,582)	17,774	7,151	(2,587)	3,756
Equity income of subsidiaries	25,045	—	—	(25,045)	—

Income from continuing operations	9,513	28,181	1,199	(29,380)	9,513
Income from operations of discontinued business (net of tax)	2,901	2,094	981	(3,075)	2,901

Income before cumulative effect of accounting change	12,414	30,275	2,180	(32,455)	12,414
Cumulative effect of accounting change (net of tax)	(2,505)	—	(853)	853	(2,505)

Net income	$9,909	$30,275	$1,327	$(31,602)	$9,909

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2001

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$14,182	$525,718	$343,179	$(175,454)	$707,625
Cost of goods sold	18,757	502,356	270,694	(172,277)	619,530

Gross (loss) profit	(4,575)	23,362	72,485	(3,177)	88,095
TEL marketing agreements services	95	754	35,722	—	36,571
Intercompany service fee income (expense) from TEL marketing agreements	34,180	795	(34,975)	—	—
Selling, general, and administrative expenses	26,627	16,760	25,702	—	69,089
Research, development, and testing expenses	—	42,196	14,974	—	57,170
Special items expense, net	(110,279)	(2,604)	(1,133)	—	(114,016)

Operating (loss) profit	(107,206)	(36,649)	31,423	(3,177)	(115,609)
Interest and financing expenses	31,398	626	784	—	32,808
Other (expense) income, net	(1,739)	(3,153)	618	—	(4,274)

(Loss) income from continuing operations before income taxes and equity (loss) income of subsidiaries	(140,343)	(40,428)	31,257	(3,177)	(152,691)
Income tax (benefit) expense	(40,233)	(15,074)	11,162	(1,176)	(45,321)
Equity (loss) income of subsidiaries	(7,260)	—	—	7,260	—

(Loss) income from continuing operations	(107,370)	(25,354)	20,095	5,259	(107,370)
Gain on disposal of business (net of tax)	2,330	1,712	799	(2,511)	2,330

Net (loss) income	$(105,040)	$(23,642)	$20,894	$2,748	$(105,040)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Ethyl Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$6,009	$7,365	$15,678	$—	$29,052
Restricted cash	1,391	512	—	—	1,903
Trade and other accounts receivable, net	5,673	63,216	63,653	—	132,542
Receivable—TEL marketing agreements services	—	3	2,453	—	2,456
Amounts due from affiliated companies	77,880	111,333	40,337	(229,550)	—
Inventories	2,139	68,130	61,076	(6,917)	124,428
Deferred income taxes	3,896	3,576	1,153	2,671	11,296
Prepaid expenses	2,123	579	1,108	—	3,810

Total current assets	99,111	254,714	185,458	(233,796)	305,487

Amounts due from affiliated companies	15,863	—	—	(15,863)	—
Property, plant and equipment, at cost	229,321	462,085	60,513	—	751,919
Less accumulated depreciation & amortization	161,071	359,541	57,074	—	577,686

Net property, plant and equipment	68,250	102,544	3,439	—	174,233

Investment in consolidated subsidiaries	375,532	—	—	(375,532)	—
Prepaid pension cost	20,239	—	1,590	—	21,829
Deferred income taxes	15,450	(9,614)	(365)	—	5,471
Other assets and deferred charges	32,514	37,214	5,836	—	75,564
Intangibles-net of amortization	1,354	59,264	2,231	—	62,849

Total assets	$628,313	$444,122	$198,189	$(625,191)	$645,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,385	$33,082	$18,122	$—	$53,589
Accrued expenses	23,119	22,100	5,472	—	50,691
Amounts due to affiliated companies	92,608	64,539	72,403	(229,550)	—
Long-term debt, current portion	6,414	564	—	—	6,978
Income taxes payable	12,934	(3,901)	1,022	—	10,055

Total current liabilities	137,460	116,384	97,019	(229,550)	121,313

Long-term debt	197,393	4,446	—	—	201,839
Amounts due to affiliated companies	—	15,863	—	(15,863)	—
Other noncurrent liabilities	93,777	7,600	21,221	—	122,598

Total liabilities	428,630	144,293	118,240	(245,413)	445,750

Shareholders’ equity:
Common stock	16,786	32,268	35,334	(67,602)	16,786
Additional paid-in capital	67,091	240,320	5,013	(245,333)	67,091
Accumulated other comprehensive loss	(20,164)	(10,250)	(4,854)	15,104	(20,164)
Retained earnings	135,970	37,491	44,456	(81,947)	135,970

Total shareholders’ equity	199,683	299,829	79,949	(379,778)	199,683

Total liabilities and shareholders’ equity	$628,313	$444,122	$198,189	$(625,191)	$645,433

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$56,580	$31,835	$(6,689)	$—	$81,726

Cash flows from investing activities
Capital expenditures	(2,230)	(8,272)	(1,115)	—	(11,617)
Proceeds from sale of phenolic antioxidant business	27,770	—	—	—	27,770
Proceeds from sale of certain assets	1,500	—	11,076	—	12,576
Prepayment for TEL marketing agreements services	—	(3,200)	—	—	(3,200)
Increase in intercompany loans	14,454	—	2,500	(16,954)	—
Other, net	158	288	—	—	446

Cash provided from (used in) investing activities	41,652	(11,184)	12,461	(16,954)	25,975

Cash flows from financing activities
Repayments of debt	(284,519)	—	—	—	(284,519)
Issuance of senior notes and term loan	265,000	—	—	—	265,000
Repayments on term loan	(61,193)	—	—	—	(61,193)
Repayment of intercompany notes payable	—	(20,154)	—	20,154	—
Financing from parent	—	3,200	—	(3,200)	—
Debt issuance costs	(13,299)	—	—	—	(13,299)
Other, net	422	(538)	—	—	(116)

Cash used in financing activities	(93,589)	(17,492)	—	16,954	(94,127)

Increase in cash and cash equivalents	4,643	3,159	5,772	—	13,574
Cash and cash equivalents at beginning of year	1,366	4,206	9,906	—	15,478

Cash and cash equivalents at end of period	$6,009	$7,365	$15,678	$—	$29,052

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$55,478	$14,541	$12,654	$—	$82,673

Cash flows from investing activities
Capital expenditures	(4,467)	(7,700)	(504)	—	(12,671)
Prepayment for TEL marketing agreements services	—	(19,200)	—	—	(19,200)
Increase in intercompany loans	(11,310)	—	—	11,310	—
Cash dividends from subsidiaries	13,343	—	—	(13,343)	—
Other, net	166	—	—	—	166

Cash used in investing activities	(2,268)	(26,900)	(504)	(2,033)	(31,705)

Cash flows from financing activities
Repayments of debt	(77,426)	—	—	—	(77,426)
Net borrowings	32,040	—	—	—	32,040
Repayment of intercompany notes payable	—	(7,890)	—	7,890	—
Financing from parent	—	19,200	—	(19,200)	—
Debt issuance costs	(1,982)	—	—	—	(1,982)
Cash dividends paid	—	—	(13,343)	13,343	—
Other, net	—	(504)	—	—	(504)

Cash (used in) provided from financing activities	(47,368)	10,806	(13,343)	2,033	(47,872)

Increase (decrease) in cash and cash equivalents	5,842	(1,553)	(1,193)	—	3,096
Cash and cash equivalents at beginning of year	(4,476)	5,759	11,099	—	12,382

Cash and cash equivalents at end of period	$1,366	$4,206	$9,906	$—	$15,478

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$99,189	$(12,822)	$39,447	$—	$125,814

Cash flows from investing activities
Capital expenditures	(1,869)	(7,052)	(594)	—	(9,515)
Prepayment for TEL marketing agreements services	—	(2,500)	—	—	(2,500)
Proceeds from sale of certain assets	2,873	—	8,000	—	10,873
Increase in intercompany loans	11,476	29,013	(2,500)	(37,989)	—
Cash dividends from subsidiaries	9,952	—	—	(9,952)	—
Equity investments	(1,250)	—	—	—	(1,250)
Other, net	562	466	(132)	—	896

Cash provided from investing activities	21,744	19,927	4,774	(47,941)	(1,496)

Cash flows from financing activities
Repayments of debt	(127,677)	—	—	—	(127,677)
Net borrowings	20,832	—	—	—	20,832
Repayment of intercompany notes payable	—	(8,071)	(32,418)	40,489	—
Financing from parent	—	2,500	—	(2,500)	—
Debt issuance costs	(11,680)	—	—	—	(11,680)
Cash dividends paid	—	—	(9,952)	9,952	—
Other, net	2,593	(474)	—	—	2,119

Cash used in financing activities	(115,932)	(6,045)	(42,370)	47,941	(116,406)

Increase in cash and cash equivalents	5,001	1,060	1,851	—	7,912
Cash and cash equivalents at beginning of year	(9,477)	4,699	9,248	—	4,470

Cash and cash equivalents at end of period	$(4,476)	$5,759	$11,099	$—	$12,382

29.    Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued three new accounting standards during 2003. Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” clarifies accounting and reporting requirements for derivative instruments and hedging activities. The statement is generally effective for derivative and hedging activities entered into after June 30, 2003. Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

effective at the beginning of the first interim period after June 15, 2003. The implementation of these statements did not have a significant impact on 2003 results, nor do we expect the implementation of either of the statements to have a significant impact on future results.

Statement of Financial Accounting Standards No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was also issued in 2003 and amends certain disclosure requirements for pension and postretirement benefit plans. It is effective for fiscal years ending after December 15, 2003. Certain disclosure requirements for foreign pension and postretirement benefit plans are effective for fiscal years ending after June 15, 2004. We have included the required disclosures in Note 19.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. Originally, the requirements of this interpretation were effective for interim or annual periods beginning after June 15, 2003. The FASB deferred the effective date of the interpretation until the first reporting period ending after March 15, 2004. We do not expect the implementation of this interpretation to have a significant impact on Ethyl.

In January 2004, FASB issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP FAS 106-1 is effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Because of various uncertainties related to Ethyl’s response to this legislation and the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require us to change previously reported information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain a system of internal control over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Our controls and procedures include written policies and procedures, careful selection and training of qualified personnel, and an internal audit program. We use a third-party firm, separate from the independent auditors, to perform internal audit services.

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

We have formed a Financial Disclosure Committee, which is made up of our three senior vice presidents, general counsel and controller. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

The committee and the regional management also represent, to the best of their knowledge, that the financial statements and other financial information included in the report fairly present, in all material respects, the financial condition, results of operations and cash flows of the company as of and for the periods presented in the report.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ethyl, including our consolidated subsidiaries, required to be included in Ethyl’s periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is in our Proxy Statement and is incorporated by reference. In addition, the names and ages of all officers as of February 27, 2004 follow.

Name	Age	Positions
Thomas E. Gottwald	43	President and Chief Executive Officer
C. S. Warren Huang	54	Senior Vice President—Fuel Additives
Alexander McLean	47	Senior Vice President—Petroleum Additives
Newton A. Perry	61	Senior Vice President—Strategy
David A. Fiorenza	54	Vice President, Treasurer and Principal Financial Officer
Steven M. Edmonds	51	Vice President—General Counsel
Wayne C. Drinkwater	57	Controller and Principal Accounting Officer
M. Rudolph West	50	Secretary

The term of office is until the meeting of the Board of Directors following the next annual shareholders’ meeting. All officers have been employed with Ethyl for at least the last five years with the exception of Steven M. Edmonds. Prior to joining Ethyl in 2002, Mr. Edmonds was a partner with a law firm since 1981. His practice focused in general corporate matters, mergers and acquisitions, finance transactions, and commercial real estate.

We have adopted a Code of Conduct that applies to all of our directors, officers, and employees (including our Chief Executive Officer, Principal Financial Officer, and Controller and Principal Accounting Officer) and have posted the Code of Conduct on our internet website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the Chief Executive Officer, Principal Financial Officer, and Controller and Principal Accounting Officer by posting this information on our internet website. Our internet website address is www.ethyl.com.

ITEM 11.    EXECUTIVE COMPENSATION

Except for the Bonus, Salary and Stock Option Committee Report on Executive Compensation and the performance graph required by Items 402(k) and (l) of Regulation S-K, the information required by this item is in our Proxy Statement and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is in our Proxy Statement and is incorporated by reference.

The following table presents information as of December 31, 2003 with respect to equity compensation plans under which shares of our common stock are authorized for issuance. The table does not include securities that may be issuable under the Ethyl Corporation 2004 Stock Incentive Plan, which is being submitted for approval at the 2004 Annual Meeting of Shareholders and has not been implemented.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)
Equity compensation plans approved by shareholders:
Incentive stock option plan	969,200	$22.81	819,771

Equity compensation plans not approved by shareholders (b):	—	—	—

Total	969,200	$22.81	819,771

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(b)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is in our Proxy Statement and is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is incorporated by reference:

•	Information on accounting fees and services included in the Proxy Statement under the heading “Ratification of Appointment of Auditors—Fees billed by PricewaterhouseCoopers;” and

•	Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services included in the Proxy Statement under the heading “Audit Committee Report—Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)	Management’s Report on the Financial Statements is on page 33.

Report of Independent Auditors is on page 34.

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2003, 2002, and 2001 are on page 35.

Consolidated Balance Sheets as of December 31, 2003 and 2002 are on page 36.

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2003, 2002, and 2001 are on page 37.

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2003, 2002, and 2001 are on page 38.

Notes to Consolidated Financial Statements begin on page 39.

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

3.1 Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to Form 10-Q filed on November 4, 1996)

3.1.1 Amendment of Restated Articles of Incorporation (incorporated by reference as Exhibit 3 to Form 10-Q filed August 13, 2002)

3.2 Amended By-laws of the Registrant (incorporated by reference as Exhibit 3.2 to Form 10-K filed on March 14, 2003)

4.1      Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference as Exhibit 4.1 to Form 10-Q filed on May 9, 2003)

4.2      Form of 8.875% Senior Notes due 2010 (Included as Exhibit A to the Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee, which is filed as Exhibit 4.1 thereto) (incorporated as Exhibit 4.2 to Form 10-Q filed on May 9, 2003)

4.3      Registration Rights Agreement, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, UBS Warburg LLC and SunTrust Capital Markets, Inc. (incorporated by reference as Exhibit 4.3 to Form 10-Q filed on May 9, 2003)

4.4      Purchase Agreement, dated as of April 15, 2003 among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, as Representative of the Several Purchasers named therein (incorporated by reference as Exhibit 4.4 to Form 10-Q filed on May 9, 2003)

10.1    Credit Agreement, dated as of April 30, 2003, among Ethyl Corporation, the lenders listed therein, Credit Suisse First Boston, UBS Warburg L.L.C., SunTrust Bank, and LaSalle Bank National Association (incorporated by reference as Exhibit 10.1 to Form 10-Q filed May 9, 2003)

10.2 MMT Supply Agreement, dated as of February 28, 1994, by and between Ethyl Corporation and Albemarle Corporation (incorporated by reference as Exhibit 10.1 to Form 10-Q filed August 8, 2003)

10.3 Amended Incentive Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 10-K filed March 14, 2003)

10.4 Amended Non-Employee Directors’ Stock Acquisition Plan (incorporated by reference as Exhibit 10.2 to Form 10-K filed March 14, 2003)

10.5 Excess Benefit Plan (incorporated by reference as Exhibit 10.4 to Form 10-K filed on February 25, 1993)

10.6    Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 99 to Form 8-K filed on February 17, 1994)

10.7    Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference as Exhibit 10 to Form 10-Q filed on November 10, 1998)

10.8 Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference as Exhibit 4.5 to Form S-8, filed on August 7, 1998)

10.9    Amended and Restated Product Marketing and Sales Agreement, dated as of June 13, 2001, between Ethyl Services GmbH and Alcor Chemie Vertriebs AG, Alcor Chemie AG, and Noofot GmbH (incorporated by reference as Exhibit 10.8 to Form 10-K filed on March 29, 2002)

10.10 Ethyl Corporation Management Bonus Plan (incorporated as Exhibit 10.9 to Form 10-K filed on March 14, 2003)

10.11 Ethyl Corporation Directors’ Deferred Compensation Plan, as amended and restated, dated July 1, 1996

11.1 Computation of Basic and Diluted Earnings Per Share

12.1 Computation of Ratios

21 Subsidiaries of the Registrant

23 Consent of Independent Accountants

31(a) Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

31(b) Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

32(a) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

32(b) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

(B)	Current Reports on Form 8-K

(i) Dated October 29, 2003, reporting under Item 12, “Results of Operations and Financial Condition,” a press release announcing the Company’s earnings for the third quarter ended September 30, 2003.

(In accordance with General Instruction B.6 of Form 8-K, the information in this Current Report on Form 8-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in this filing).

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

ETHYL CORPORATION

By: /s/ THOMAS E. GOTTWALD

(Thomas E. Gottwald, President and Chief Executive Officer)

Dated: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2004.

SIGNATURE	TITLE

/s/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/s/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/s/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/s/ WILLIAM W. BERRY (William W. Berry)	Director

/s/ PHYLLIS COTHRAN (Phyllis L. Cothran)	Director

/s/ J. E. ROGERS (James E. Rogers)	Director

/s/ S. B. SCOTT (Sidney Buford Scott)	Director

/s/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 10.11	Ethyl Corporation Directors’ Deferred Compensation Plan, as amended and restated, dated July 1, 1996

Exhibit 11.1	Computation of basic and diluted earnings per share

Exhibit 12.1	Computation of ratios

Exhibit 21	Subsidiaries of the registrant

Exhibit 23	Consent of independent accountants

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.