Form 10-Q
period 2004-03-31
ETHYL CORP
filed 2004-05-04
CIK 33656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock, $1 par value, outstanding as of April 30, 2004: 16,883,009.

ETHYL CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ETHYL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2004	2003
Net sales	$216,770	$173,466
Cost of goods sold	170,909	137,406

Gross profit	45,861	36,060
TEL marketing agreements services	7,312	3,001
Selling, general, and administrative expenses	23,518	20,588
Research, development, and testing expenses	15,749	13,682

Operating profit	13,906	4,791
Interest and financing expenses	5,156	4,802

Other income (expense), net	166	(198)

Income (loss) from continuing operations before income taxes	8,916	(209)
Income tax expense (benefit)	3,098	(72)

Income (loss) from continuing operations	5,818	(137)

Discontinued operations
Gain on disposal of business (net of tax)	—	14,805

Income before cumulative effect of accounting change	5,818	14,668

Cumulative effect of accounting change (net of tax)	—	1,624

Net income	$5,818	$16,292

Basic earnings per share:
Earnings (loss) from continuing operations	$0.35	$(0.01)
Discontinued operations (net of tax)	—	0.89
Cumulative effect of accounting change (net of tax)	—	0.10

Basic earnings per share	$0.35	$0.98

Diluted earnings per share:
Earnings (loss) from continuing operations	$0.34	$(0.01)
Discontinued operations (net of tax)	—	0.89
Cumulative effect of accounting change (net of tax)	—	0.10

Diluted earnings per share	$0.34	$0.98

Shares used to compute basic earnings per share	16,813	16,689

Shares used to compute diluted earnings per share	17,121	16,689

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	March 31 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,290	$29,052
Restricted cash	1,805	1,903
Trade and other accounts receivable, less allowance for doubtful accounts ($2,691 - 2004; $2,382 - 2003)	135,948	132,542
Receivable - TEL marketing agreements services	2,228	2,456
Inventories:
Finished goods and work-in-process	101,207	103,734
Raw materials	12,757	12,630
Stores, supplies and other	8,340	8,064

	122,304	124,428

Prepaid expenses	9,061	3,810
Deferred income taxes	11,001	11,296

Total current assets	304,637	305,487

Property, plant and equipment, at cost	753,420	751,919
Less accumulated depreciation and amortization	583,481	577,686

Net property, plant and equipment	169,939	174,233

Prepaid pension cost	22,754	21,829
Deferred income taxes	8,527	5,471
Other assets and deferred charges	67,069	75,564
Intangibles, net of amortization	61,272	62,849

Total assets	$634,198	$645,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,300	$53,589
Accrued expenses	42,345	50,691
Long-term debt, current portion	5,871	6,978
Income taxes payable	15,657	10,055

Total current liabilities	123,173	121,313

Long-term debt	188,205	201,839
Other noncurrent liabilities	117,607	122,598
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock ($1 par value) Issued - 16,831,509 in 2004 and 16,786,009 in 2003	16,832	16,786
Additional paid-in capital	67,242	67,091
Accumulated other comprehensive loss	(20,649)	(20,164)
Retained earnings	141,788	135,970

	205,213	199,683

Total liabilities and shareholders’ equity	$634,198	$645,433

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31
	2004	2003
Cash and cash equivalents at beginning of year	$29,052	$15,478

Cash flows from operating activities:
Net income	5,818	16,292
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	10,874	11,271
Amortization of deferred financing costs	1,086	1,318
Noncash pension expense	2,583	2,316
Gain on sale of phenolic antioxidant business	—	(23,196)
Cumulative effect of accounting change	—	(2,549)
Deferred income tax expense	(2,356)	2,029
Working capital changes	2,789	3,366
TEL working capital advance	113	779
Cash pension contributions	(5,940)	(687)
Proceeds from legal settlement	—	4,825
Other, net	(1,860)	1,856

Cash provided from operating activities	13,107	17,620

Cash flows from investing activities:
Capital expenditures	(3,295)	(1,818)
Proceeds from sale of phenolic antioxidant business	—	27,020
Other, net	11	3

Cash (used in) provided from investing activities	(3,284)	25,205

Cash flows from financing activities:
Repayment of term loan	(14,602)	—
Repayment of debt - previous agreements	—	(41,890)
Debt issuance costs	—	(1,756)
Other, net	58	(131)

Cash used in financing activities	(14,544)	(43,777)

Effect of foreign exchange on cash and cash equivalents	(2,041)	1,077

Increase (decrease) in cash and cash equivalents	(6,762)	125

Cash and cash equivalents at end of period	$22,290	$15,603

See accompanying notes to financial statements.

ETHYL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Ethyl Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2004, as well as the consolidated results of operations and the consolidated cash flows for the three-months ended March 31, 2004 and 2003. The financial statements are subject to normal year-end adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report and Form 10-K for the fiscal year ended December 31, 2003 (2003 Annual Report). The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company,” and “Ethyl” are to Ethyl Corporation and its subsidiaries.

2.	After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation. Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

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

Our asset retirement obligations are related primarily to TEL operations. These obligations had been previously fully reserved. Upon the implementation of SFAS No. 143 on January 1, 2003, these accruals were discounted to their net present value to comply with the requirements of SFAS No. 143, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is being expensed in operations. The following table illustrates the activity associated with SFAS No. 143.

	March 31 2004	December 31 2003
	(in thousands)
Asset retirement obligation, beginning of period	$13,238	$14,828
Gain upon implementation of SFAS No. 143	—	(2,549)
Accretion expense	239	575
Liabilities settled	(178)	(884)
Foreign currency impact	—	1,268

Asset retirement obligation, end of period	$13,299	$13,238

4.	We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost for stock options unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. Compensation cost for restricted stock grants, if issued, is recognized over the vesting period. See Note 16 in our 2003 Annual Report for further information on our stock-based compensation plan. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended March 31
	2004	2003
	(in thousands, except per share amounts)
Net income, as reported	$5,818	$16,292
Less: Total stock-based employee compensation expense determined under the fair-value based method net of related tax effect	(31)	(82)

Net income, pro forma	$5,787	$16,210

Earnings per share:
Basic, as reported	$0.35	$0.98

Basic, pro forma	$0.34	$0.97

Diluted, as reported	$0.34	$0.98

Diluted, pro forma	$0.34	$0.97

5.	The tables below show our consolidated net sales by segment, operating profit by segment, reconciliation to income (loss) from continuing operations before income taxes, and depreciation and amortization by segment. During the first quarter 2004, we changed our methodology of allocating pension expense. Accordingly, certain prior period amounts have been reclassified to conform to the current presentation.

Net Sales by Segment

(in millions)

	Three Months Ended March 31
	2004	2003
Petroleum additives	$214.6	$171.8
Tetraethyl lead	2.2	1.7

Consolidated net sales	$216.8	$173.5

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2004	2003
Petroleum additives (a)	$14.9	$11.3
Tetraethyl lead (a)	7.3	3.8

Segment operating profit	22.2	15.1
Cumulative effect of accounting change (a)	—	(2.5)
Corporate, general and administrative expense	(5.2)	(4.7)
Interest expense	(5.2)	(4.8)
Other expense, net	(2.9)	(3.3)

Income (loss) from continuing operations before income taxes	$8.9	$(0.2)

Prior periods have been reclassified to conform to the current presentation.

(a)	For purposes of segment reporting, the cumulative effect of accounting change is included in petroleum additive and tetraethyl lead segment results. In order to reconcile to “income (loss) from continuing operations before income taxes” on the Consolidated Statements of Income, the before-tax cumulative effect of accounting change must be deducted in the above table.

Depreciation and Amortization

(in millions)

	Three Months Ended March 31
	2004	2003
Petroleum additives	$8.4	$8.2
Tetraethyl lead	2.1	2.7
Other long-lived assets	0.4	0.4

Total depreciation and amortization	$10.9	$11.3

6.	During the first three months of 2004, we have made contributions of $3 million for domestic pension plans and $1 million for domestic postretirement plans. We continue to expect to make total contributions in 2004 of approximately $4 million for our U.S. pension plans and $3 million to $4 million for the U.S. postretirement plans. During 2004, we are transitioning from a self-insured post-retirement health plan for certain retirees to a fully-insured plan. Once the transition is complete, we expect cash contributions to be similar to previous years. During the transition, we will incur higher cash costs as we must fund 2004 premium payments, as well as claims related to the 2003 self-insured plan.

We have made contributions of $3 million for foreign pension plans during the first three months of 2004 and expect to make total contributions to foreign pension plans of $6 million during 2004.

The table below presents information on periodic benefit cost for our domestic retirement plans. The second table presents the same information for the foreign plans.

	Domestic
	Pension Benefits		Post-Retirement Benefits
	Three Months Ended March 31
	2004	2003	2004	2003
	(in thousands)
Service cost	$1,147	$1,023	$267	$206
Interest cost	1,353	1,345	1,021	1,034
Expected return on plan assets	(1,363)	(1,298)	(475)	(480)
Amortization of prior service cost	179	180	(7)	(7)
Amortization of net loss	356	218	—	—

Net periodic domestic benefit cost	$1,672	$1,468	$806	$753

	Foreign
	Pension Benefits
	Three Months Ended March 31
	2004	2003
	(in thousands)
Service cost	$398	$311
Interest cost	932	747
Expected return on plan assets	(749)	(509)
Amortization of prior service cost	78	71
Amortization of transition asset	(10)	(5)
Amortization of net loss	262	233

Net periodic foreign benefit cost	$911	$848

7.	Basic and diluted earnings per share are calculated as shown in the table below. Amounts, except per share, are in thousands of dollars. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common share. At March 31, 2004, we had outstanding options to purchase 50,000 shares of common stock at $44.375 per share. At March 31, 2003, we had outstanding options to purchase 303,200 shares of common stock at $62.50 per share and 50,000 shares of common stock at $44.375 per share. None of these options were included in the computation of diluted earnings per share for any period.

	Three Months Ended March 31
	2004	2003
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to stockholders, as reported	$5,818	$16,292

Denominator:
Average number of shares of common stock outstanding	16,813	16,689

Basic earnings per share	$.35	$.98

Diluted earnings per share
Numerator:
Income available to stockholders, as reported	$5,818	$16,292

Denominator:
Average number of shares of common stock outstanding	16,813	16,689
Shares issuable upon exercise of stock options	308	—

Total shares	17,121	16,689

Diluted earnings per share	$.34	$.98

8.	The following table provides certain information related to our intangible assets.

	March 31 2004		December 31 2003
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$38,519	$85,910	$30,859
Contracts	40,873	31,989	40,873	38,015

	$126,783	$70,508	$126,783	$68,874

Nonamortizing intangible assets
Minimum pension liabilities	$4,997		$4,940

Aggregate amortization expense		$1,634		$5,897

Estimated amortization expense in thousands for the next five year is expected to be:

•	2004	$6,540
•	2005	$5,365
•	2006	$4,524
•	2007	$4,524
•	2008	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate a supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted the amortization period of the intangible asset associated with this contract to coincide with the 2005 termination date. This change results in additional monthly amortization of $100 thousand through mid-2005.

9.	Long-term debt consisted of the following:

	March 31 2004	December 31 2003
	(in thousands)
Senior notes	$150,000	$150,000
Term loan agreement	39,205	53,807
Capital lease obligations	4,871	5,010

	194,076	208,817
Current maturities	(5,871)	(6,978)

	$188,205	$201,839

On April 30, 2003, we entered into a long-term debt structure for Ethyl. The debt structure includes senior notes and a senior credit facility with a bank term loan and a revolving credit facility. This debt structure will cause Ethyl to incur higher cash interest costs than the previous facility, but provides the long-term debt structure we believe we need to manage our business. We incurred financing costs of approximately $11.5 million in obtaining the new credit facilities, which are being amortized over periods of five to seven years.

We sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.

The bank term loan had an original principal amount of $115 million and has a variable interest rate of LIBOR plus 450 basis points. The term loan matures in April 2009 and has scheduled quarterly payments, which began in June 2003.

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 325 to 425 basis points and matures in April 2008. At March 31, 2004 we had outstanding letters of credit of $26 million resulting in the unused portion of the revolver amounting to $24 million.

The senior credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature.

For a more detailed description of the long-term debt structure, see Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Cash Flows, Financial Condition and Liquidity.”

10.	There have been no significant changes in our commitments and contingencies from those reported in our 2003 Annual Report.

Our accruals for environmental remediation were $22 million at March 31, 2004 and $23 million at December 31, 2003. We also have expected insurance reimbursement assets related to these accruals of $2 million at March 31, 2004 and $3 million at December 31, 2003. When significant events or circumstances occur that might impair the value of this insurance receivable, we evaluate recoverability of the recorded amounts. If we determine an asset is impaired, we adjust the asset to net realizable value. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $10 million at both March 31, 2004 and December 31, 2003.

11.	The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2004	2003
	(in thousands)
Net income	$5,818	$16,292
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable equity securities	67	(340)
Foreign currency translation adjustments	(552)	1,084

Other comprehensive (loss) income	(485)	744

Comprehensive income	$5,333	$17,036

The components of accumulated other comprehensive loss consist of the following:

	March 31 2004	December 31 2003
	(in thousands)
Unrealized gain (loss) on marketable equity securities	$35	$(32)
Minimum pension liability adjustment	(11,921)	(11,921)
Foreign currency translation adjustments	(8,763)	(8,211)

Accumulated other comprehensive loss	$(20,649)	$(20,164)

12.	FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. The FASB issued a revision to FIN 46 (FIN 46-R) in December 2003. FIN46-R deferred the effective date of the interpretation until the first reporting period ending after March 15, 2004. The implementation of this interpretation had no effect on Ethyl.

In January 2004, the FASB issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP FAS 106-1 is effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Because of various uncertainties related to this legislation and the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. Subsequently, in March 2004, the FASB proposed guidance to address accounting issues related to the Act. The proposed guidance is expected become final during 2004. When issued, that final guidance could require us to change previously reported information.

13.	The 8.875% senior notes due 2010 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. The Guarantor Subsidiaries and the Non-Guarantor subsidiaries are wholly-owned by Ethyl Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following.

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

The following financial information sets forth, on a consolidating basis, the financial position as of March 31, 2004 and December 31, 2003; results of operations for the three months ended March 31, 2004 and 2003; and cash flows for the three months ended March 31, 2004 and 2003 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the Securities and Exchange Commission’s (SEC) interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$2,146	$157,512	$112,397	$(55,285)	$216,770
Cost of goods sold	2,152	123,891	100,752	(55,886)	170,909

Gross (loss) profit	(6)	33,621	11,645	601	45,861

TEL marketing agreements services	5,806	(3,091)	4,597	—	7,312
Intercompany service fee income (expense) from TEL marketing agreements	4,546	—	(4,546)	—	—
Selling, general, and administrative expenses	7,650	4,816	11,052	—	23,518
Research, development, and testing expenses	—	12,541	3,208	—	15,749

Operating (loss) profit	2,696	13,173	(2,564)	601	13,906
Interest and financing expenses	4,925	231	—	—	5,156
Other income, net	11	122	33	—	166

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(2,218)	13,064	(2,531)	601	8,916
Income tax (benefit) expense	(1,506)	5,164	(779)	219	3,098
Equity income of subsidiaries	6,530	—	—	(6,530)	—

Net income	$5,818	$7,900	$(1,752)	$(6,148)	$5,818

Ethyl Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$1,538	$128,430	$98,735	$(55,237)	$173,466
Cost of goods sold	4,447	101,847	87,911	(56,799)	137,406

Gross (loss) profit	(2,909)	26,583	10,824	1,562	36,060

TEL marketing agreements services	853	(247)	2,395	—	3,001
Intercompany service fee income (expense) from TEL marketing agreements	2,189	(192)	(1,997)	—	—
Selling, general, and administrative expenses	8,688	4,728	7,172	—	20,588
Research, development, and testing expenses	—	10,810	2,872	—	13,682

Operating (loss) profit	(8,555)	10,606	1,178	1,562	4,791
Interest and financing expenses	4,434	368	—	—	4,802
Other (expense) income, net	(78)	56	(176)	—	(198)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(13,067)	10,294	1,002	1,562	(209)
Income tax (benefit) expense	(5,220)	3,914	634	600	(72)
Equity income of subsidiaries	7,710	—	—	(7,710)	—

Income from continuing operations	(137)	6,380	368	(6,748)	(137)
Income from operations of discontinued business (net of tax)	14,805	—	—	—	14,805

Income before cumulative effect of accounting change	14,668	6,380	368	(6,748)	14,668
Cumulative effect of accounting change (net of tax)	1,624	74	438	(512)	1,624

Net income	$16,292	$6,454	$806	$(7,260)	$16,292

Ethyl Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$(175)	$6,787	$15,678	$—	$22,290
Restricted cash	1,304	501	—	—	1,805
Trade and other accounts receivable, net	7,446	66,958	61,544	—	135,948
Receivable - TEL marketing agreements services	—	40	2,188	—	2,228
Amounts due from affiliated companies	181,688	240,882	32,704	(455,274)	—
Inventories	1,436	70,588	56,594	(6,314)	122,304
Deferred income taxes	3,247	3,998	1,303	2,453	11,001
Prepaid expenses	7,745	224	1,092	—	9,061

Total current assets	202,691	389,978	171,103	(459,135)	304,637

Amounts due from affiliated companies	10,704	—	—	(10,704)	—

Property, plant and equipment, at cost	229,521	463,046	60,853	—	753,420
Less accumulated depreciation & amortization	162,742	363,331	57,408	—	583,481

Net property, plant and equipment	66,779	99,715	3,445	—	169,939

Investment in consolidated subsidiaries	371,737	—	—	(371,737)	—
Prepaid pension cost	21,114	—	1,640	—	22,754
Deferred income taxes	16,058	(7,799)	268	—	8,527
Other assets and deferred charges	33,390	31,488	2,191	—	67,069
Intangibles-net of amortization	1,353	57,630	2,289	—	61,272

Total assets	$723,826	$571,012	$180,936	$(841,576)	$634,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,838	$37,611	$19,851	$—	$59,300
Accrued expenses	19,710	17,003	5,632	—	42,345
Amounts due to affiliated companies	205,152	183,430	66,692	(455,274)	—
Long-term debt, current portion	5,298	573	—	—	5,871
Income taxes payable	11,146	3,727	784	—	15,657

Total current liabilities	243,144	242,344	92,959	(455,274)	123,173

Long-term debt	183,907	4,298	—	—	188,205
Amounts due to affiliated companies	—	10,704	—	(10,704)	—
Other noncurrent liabilities	91,562	6,935	19,110	—	117,607

Total liabilities	518,613	264,281	112,069	(465,978)	428,985

Shareholders’ equity:
Common stock	16,832	20,687	35,334	(56,021)	16,832
Additional paid-in capital	67,242	251,895	5,014	(256,909)	67,242
Accumulated other comprehensive loss	(20,649)	(11,242)	(5,129)	16,371	(20,649)
Retained earnings	141,788	45,391	33,648	(79,039)	141,788

Total shareholders’ equity	205,213	306,731	68,867	(375,598)	205,213

Total liabilities and shareholders’ equity	$723,826	$571,012	$180,936	$(841,576)	$634,198

Ethyl Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$6,009	$7,365	$15,678	$—	$29,052
Restricted cash	1,391	512	—	—	1,903
Trade and other accounts receivable, net	5,673	63,216	63,653	—	132,542
Receivable - TEL marketing agreements services	—	3	2,453	—	2,456
Amounts due from affiliated companies	77,880	111,333	40,337	(229,550)	—
Inventories	2,139	68,130	61,076	(6,917)	124,428
Deferred income taxes	3,896	3,576	1,153	2,671	11,296
Prepaid expenses	2,123	579	1,108	—	3,810

Total current assets	99,111	254,714	185,458	(233,796)	305,487

Amounts due from affiliated companies	15,863	—	—	(15,863)	—
Property, plant and equipment, at cost	229,321	462,085	60,513	—	751,919
Less accumulated depreciation & amortization	161,071	359,541	57,074	—	577,686

Net property, plant and equipment	68,250	102,544	3,439	—	174,233

Investment in consolidated subsidiaries	375,532	—	—	(375,532)	—
Prepaid pension cost	20,239	—	1,590	—	21,829
Deferred income taxes	15,450	(9,614)	(365)	—	5,471
Other assets and deferred charges	32,514	37,214	5,836	—	75,564
Intangibles-net of amortization	1,354	59,264	2,231	—	62,849

Total assets	$628,313	$444,122	$198,189	$(625,191)	$645,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,385	$33,082	$18,122	$—	$53,589
Accrued expenses	23,119	22,100	5,472	—	50,691
Amounts due to affiliated companies	92,608	64,539	72,403	(229,550)	—
Long-term debt, current portion	6,414	564	—	—	6,978
Income taxes payable	12,934	(3,901)	1,022	—	10,055

Total current liabilities	137,460	116,384	97,019	(229,550)	121,313

Long-term debt	197,393	4,446	—	—	201,839
Amounts due to affiliated companies	—	15,863	—	(15,863)	—
Other noncurrent liabilities	93,777	7,600	21,221	—	122,598

Total liabilities	428,630	144,293	118,240	(245,413)	445,750

Shareholders’ equity:
Common stock	16,786	32,268	35,334	(67,602)	16,786
Additional paid-in capital	67,091	240,320	5,013	(245,333)	67,091
Accumulated other comprehensive loss	(20,164)	(10,250)	(4,854)	15,104	(20,164)
Retained earnings	135,970	37,491	44,456	(81,947)	135,970

Total shareholders’ equity	199,683	299,829	79,949	(379,778)	199,683

Total liabilities and shareholders’ equity	$628,313	$444,122	$198,189	$(625,191)	$645,433

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$3,533	$7,396	$2,178	$—	$13,107

Cash flows from investing activities
Capital expenditures	(325)	(2,782)	(188)	—	(3,295)
Increase in intercompany loans	5,281	—	—	(5,281)	—
Other, net	11	—	—	—	11

Cash provided from (used in) investing activities	4,967	(2,782)	(188)	(5,281)	(3,284)

Cash flows from financing activities
Repayments of debt	(14,602)	—	—	—	(14,602)
Repayment of intercompany notes payable	—	(5,281)	—	5,281	—
Other, net	197	(139)	—	—	58

Cash used in financing activities	(14,405)	(5,420)	—	5,281	(14,544)

Effect of foreign exchange on cash and cash equivalents	(279)	228	(1,990)	—	(2,041)

Decrease in cash and cash equivalents	(6,184)	(578)	—	—	(6,762)
Cash and cash equivalents at beginning of year	6,009	7,365	15,678	—	29,052

Cash and cash equivalents at end of period	$(175)	$6,787	$15,678	$—	$22,290

Ethyl Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$15,660	$4,070	$(2,110)	$—	$17,620

Cash flows from investing activities
Capital expenditures	(124)	(1,562)	(132)	—	(1,818)
Proceeds from sale of phenolic antioxidant business	27,020	—	—	—	27,020
Other, net	3	—	—	—	3

Cash provided from (used in) investing activities	26,899	(1,562)	(132)	—	25,205

Cash flows from financing activities
Repayments of debt	(41,890)	—	—	—	(41,890)
Debt issuance costs	(1,756)	—	—	—	(1,756)
Other, net	—	(131)	—	—	(131)

Cash (used in) financing activities	(43,646)	(131)	—	—	(43,777)

Effect of foreign exchange on cash and cash equivalents	244	(268)	1,101	—	1,077

(Decrease) increase in cash and cash equivalents	(843)	2,109	(1,141)	—	125
Cash and cash equivalents at beginning of year	1,366	4,206	9,906	—	15,478

Cash and cash equivalents at end of period	$523	$6,315	$8,765	$—	$15,603

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

The following discussion contains statements about future events and expectations, or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additives market, the level of future declines in the market for tetraethyl lead, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, or changes in the demand for our products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, we also discuss certain risk factors in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2003 Annual Report and incorporate the same herein by reference.

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

Results of Operations

Net Sales

Our consolidated net sales for the first quarter 2004 amounted to $216.8 million, representing an increase of 25% from the 2003 level of $173.5 million. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended March 31
	2004	2003
Petroleum additives	$214.6	$171.8
Tetraethyl lead	2.2	1.7

Consolidated net sales	$216.8	$173.5

Petroleum Additives Segment

Petroleum additives net sales in the first quarter 2004 of $214.6 million were up $42.8 million from $171.8 million in the first quarter 2003. Shipments across most product lines were higher than first quarter 2003 resulting in an improvement of about 25% in total shipments during first quarter 2004. This impact, along with product mix, resulted in higher sales of about $36 million. The remaining increase in petroleum additives net sales over first quarter 2003 was caused by favorable foreign currency.

Tetraethyl Lead Segment

Most of the tetraethyl lead (TEL) marketing activity is through marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl in areas not covered by the marketing agreements, as well as sales made from time to time to Octel under the terms of the agreements. The sales made in areas not covered by the Octel marketing agreements are very minor compared to the TEL sales made through the marketing agreements with Octel.

Total TEL sales in the first quarter 2004 were slightly higher than first quarter 2003. This increase was caused substantially by variation in the quarter to quarter timing of sales orders. There were no sales to Octel in the first quarter for either 2004 or 2003.

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

The table below reports operating profit by segment. Certain measures presented in the table below are not recognized as financial measures calculated in accordance with generally accepted accounting principles (GAAP). We believe this information provides transparency to investors and enhances period-to-period comparability of performance. We believe that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements. Certain prior periods have been reclassified to conform to the current presentation.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2004	2003
Petroleum additives before nonrecurring items	$14.9	$11.2
Nonrecurring items	—	0.1

Total petroleum additives	$14.9	$11.3

Tetraethyl lead before nonrecurring items	$7.3	$1.4
Nonrecurring items	—	2.4

Total tetraethyl lead	$7.3	$3.8

First quarter 2004 segment operating profit of $22.2 million increased $7.1 million over first quarter 2003. First quarter 2003 segment operating profit included nonrecurring income of $2.5 million related to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143 – “Accounting for Asset Retirement Obligations.”

Petroleum Additives Segment

First Quarter 2004 vs. First Quarter 2003 - Petroleum additives first quarter 2004 operating profit was $14.9 million as compared to $11.3 million for first quarter 2003. Operating profit for first quarter 2004 was higher across all product lines except engine oil additives and represented an increase of over 30% when compared to the first quarter 2003. The 2003 results included a nonrecurring item of $100 thousand for the gain recognized upon the implementation of SFAS No. 143.

The improved first quarter profits this year reflect an increase of about 25% in shipments. The improved results also included a favorable foreign exchange impact, as well as some improved pricing. Partially offsetting these factors, raw material prices were higher between the two quarters.

Research, development, and testing expenses (R&D) in the petroleum additives segment were $2.0 million higher when comparing first quarter 2004 to the same period in 2003. The increase, which includes an unfavorable foreign currency impact, is primarily in the specialty additives and engine oil product lines. The increases in both product lines are primarily the result of higher spending in support of product development.

Selling, general, and administrative expenses (SG&A) increased $2.4 million or 18% from first quarter 2003 levels. The increase was across all product lines and includes an unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 15.6% for the first quarter 2003 to 14.6% for the same period this year. This decrease reflects the 25% increase in net sales from first quarter 2003, partially offset by the higher SG&A expenses.

We have been informed by substantially all of our customers in Canada of their intention to suspend the use of the gasoline additive Methylcyclopentadienyl Manganese Tricarbonyl (MMT) pending the results of an independent third-party review sponsored by the Government of Canada. A complete discussion of this is in “Other Matters” at the end of Item 2.

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

The operating profit from our marketing agreements for the first quarter 2004 was $7.3 million, which was $4.3 million higher than the first quarter last year. These results reflect slightly higher volumes, as well as improved pricing when comparing first quarter 2004 with first quarter 2003. Amortization of the prepayment for services was also about $500 thousand lower for the first quarter 2004 than the same period in 2003 reflecting the declining balance method of amortization. This segment is characterized by large swings in profitability due to timing of shipments. The TEL market continues to decline.

Other TEL operations not included in the marketing agreements improved $1.6 million from the first quarter last year primarily reflecting lower environmental and premises asbestos expenses.

Also included in TEL for the first quarter 2003 is nonrecurring income of $2.4 million from the implementation of SFAS No. 143.

While the market for this product is continuing to decline, this business continues to supply Ethyl with strong cash flows.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Interest and Financing Expenses

First quarter 2004 interest and financing expenses were $5.2 million as compared to $4.8 million in 2003. Lower average debt resulted in a decrease in interest and financing expenses of $800 thousand, while higher average interest rates resulted in an increase of $1.4 million. The higher average interest rate results from $150 million of our total debt of $194 million being at a fixed rate of 8.875%. Fees and amortization of financing costs were $200 thousand lower.

Other Income (Expense), Net

Other income (expense), net was $200 thousand income for first quarter 2004 and was comprised of a number of small items. First quarter 2003 was also comprised of a number of small items and totaled $200 thousand expense including $200 thousand for expenses related to debt refinancing activities.

Income Taxes

The effective income tax rate for first quarter 2004 was 34.7% resulting in total income taxes of $3.1 million. Total income taxes for first quarter 2003, including taxes on the gain on the sale of the phenolic antioxidant business in 2003 and the cumulative effect of accounting change, were $9.2 million with an effective income tax rate of 36.2%.

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

Cumulative Effect of Accounting Changes

As discussed above in the “Segment Operating Profit” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143 – “Accounting for Asset Retirement Obligations.” This item is reported as cumulative effect of accounting change on an after-tax basis.

Net Income

Our net income for the first quarter 2004 was $5.8 million ($.35 per basic share), while first quarter 2003 was $16.3 million ($.98 per basic share). The first quarter 2004 results include an increase of $500 thousand in corporate unallocated general and administrative expenses from first quarter 2003 primarily reflecting increased legal expenses.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2004 were $22.3 million, which was a decrease of $6.8 million since December 31, 2003. Our cash flows were more than sufficient to cover operating activities during the 2004 period. Cash flows from operating activities for the three months 2004 were $13.1 million. We used these cash flows, as well as available cash, to fund capital expenditures of $3.3 million and make a net repayment on bank debt of $14.6 million. Ethyl expects that cash from operations will continue to be sufficient to cover our operating expenses and planned capital expenses.

Cash

We had restricted cash of $1.8 million at March 31, 2004 and $1.9 million at December 31, 2003. Of these funds at both March 31, 2004 and year-end 2003, $1.2 million was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2003. The remaining portion of the funds we received from the demutualization of Metropolitan in 2000 amounted to $100 thousand at March 31, 2004 and $200 thousand at December 31, 2003. The 2000 funds from Metropolitan are being used to reduce the employee portion of retiree health benefits costs. The 2003 funds from Metropolitan will also be used for employee benefit purposes. The remaining $500 thousand of restricted cash represents funds related to the issuance of a European bank guarantee.

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

The revolver is a $50 million facility for working capital and letter of credit issuance purposes. It bears interest at LIBOR plus 325 to 425 basis points and matures in April 2008. At March 31, 2004, we had outstanding letters of credit under the revolver of $26 million resulting in the unused portion of the revolver amounting to $24 million.

We are currently investigating the possibility of amending the terms of our senior credit facility to better reflect our improved financial condition.

** *

This debt structure has caused Ethyl to incur higher cash interest cost than the previous facility, but provides the long-term debt structure we believe we need to manage our business. The proceeds from the senior notes and the bank term loan were used to repay our former credit facility, which on April 30, 2003 included a term loan of $178.3 million and a revolving line of credit of $55.3 million, as well as a loan in the amount of $18.6 million borrowed from Bruce C. Gottwald, Chairman of the Board of Directors.

We had combined current and noncurrent long-term debt of $194.1 million at March 31, 2004, representing a net reduction of $14.7 million in our total debt since December 31, 2003. The net reduction in debt represents payments of $14.6 million on the term loan, as well as a decrease of $100 thousand in the capital lease obligations.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 51.1% at the end of 2003 to 48.6% at the March 31, 2004. The decrease reflects the reduction in total debt, as well as the increase in shareholders’ equity due to earnings. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We estimate our capital spending during 2003 will be approximately $15 million. We will continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at March 31, 2004 of $181.5 million resulting in a current ratio of 2.47 to 1. At December 31, 2003, the working capital was $184.2 million and the current ratio was 2.52 to 1. The decrease in working capital and the current ratio primarily reflect an increase in the accounts payable and income taxes payable, as well as decreases in cash and inventories. Offsetting these were smaller increases in accounts receivable and prepaid expenses, as well as decreases in accrued expenses and the current portion of long-term debt.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

This report, as well as our 2003 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in our 2003 Annual Report, we have made certain payments related to our TEL marketing agreements. The unamortized total at March 31, 2004 is $27.1 million. We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts. We feel this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $56.3 million at March 31, 2004. These intangibles relate to our petroleum additives business and are being amortized over periods with up to twelve years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. During the 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. This change results in additional monthly amortization of $100 thousand through mid-2005. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of our 2003 Annual Report, as well as in the Notes to Consolidated Financial Statements of our 2003 Annual Report. We feel our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of our 2003 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and post-retirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and post-retirement plans in Note 19 of our 2003 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7 of our 2003 Annual Report.

We believe the preceding discussion of some of the more critical accounting policies and assumptions will enhance the understanding of certain issues related to our efforts to provide an informative financial report.

Recently Issued Accounting Standards

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. The FASB issued a revision to FIN 46 (FIN 46-R) in December 2003. FIN46-R deferred the effective date of the interpretation until the first reporting period ending after March 15, 2004. The implementation of this interpretation had no effect on Ethyl.

In January 2004, the FASB issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP FAS 106-1 is effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Because of various uncertainties related to this legislation and the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. Subsequently, in March 2004, the FASB proposed guidance to address accounting issues related to the Act. The proposed guidance is expected become final during 2004. When issued, that final guidance could require us to change previously reported information.

Other Matters

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

In July 2003, Ethyl completed its review of the MMT fleet study report released by the Alliance of Automobile Manufacturers (AAM) in July 2002. With the assistance of ENVIRON International Corporation, Ethyl has concluded that the AAM study reaffirms that MMT is an acceptable fuel constituent that does not harm vehicle emission control systems. Ethyl reported these conclusions in a paper presented at the Society of Automotive Engineers (SAE) meeting in October 2003 in Pittsburgh, Pennsylvania. Nonetheless, the automotive industry continues to persist in demanding that oil companies discontinue the use of MMT and that governments disallow the use of the product. The automotive industry has more recently alleged that MMT may cause catalyst plugging in vehicles equipped with the most advanced emission control systems. However, no credible evidence to support this allegation has been provided by the automobile industry to Ethyl. In December 2003, the Government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In their proposal, the Canadian government provided no timetable for the commencement or completion of the review. Ethyl welcomes this independent third-party review of MMT, which we believe, when properly designed, conducted and interpreted, will reaffirm that MMT is compatible with modern emission control devices.

Ethyl Corporation has been informed by substantially all of our customers in Canada of their intention to suspend the use of the gasoline additive MMT pending the results of the Government of Canada-sponsored independent third-party review. While this suspension will have a negative impact on our Canadian business, Ethyl’s management believes that the suspension is not likely to have a material adverse effect upon the overall financial performance of the Company. MMT is one of the most extensively tested fuel additives in history. While we are disappointed with the decision of our customers, we believe that MMT is an environmentally beneficial product that has proven its effectiveness in real-world use.

Outlook

Our petroleum additives segment has experienced success in its markets through increased volumes resulting from specific gains with customer accounts, as well as some improvement due to increased economic activity. The improvements associated with these factors will be partially offset by the significant escalation in the cost of raw materials. We have already experienced some of the raw material cost increases and expect further increases for the remainder of the year. We are in the process of attempting to recover some of these costs through price increases. However, we do not expect the price increases to cover all of our additional raw material costs. Petroleum additives profits will also be affected by foreign currency and the announced suspension of purchases of MMT in Canada by certain of our customers.

In the TEL segment, we expect volumes to decline as the use of the product around the world continues to be phased out. Improved margins will partially offset the volume decline. Historically, TEL has had a high degree of variation in its quarter to quarter performance, which we expect to continue.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in our Form 10-K for the year ended December 31, 2003.

ITEM 4. Controls and Procedures

We maintain a system of internal controls over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Our controls and procedures include written policies and procedures, careful selection and training of qualified personnel, and an internal audit program. We use a third-party firm, separate from the independent accountants, to perform internal audit services.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ethyl, including our consolidated subsidiaries, required to be included in Ethyl’s periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

	Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

	Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

	Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

(b)	Current Reports on Form 8-K

(i)	Dated February 2, 2004, reporting under Item 12, “Results of Operations and Financial Conditions”, a press release announcing the Company’s earnings for the year end December 31, 2003.

(In accordance with General Instruction B.6 of Form 8-K, the information in this Current Report on Form 8-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in this filing).

(ii)	Dated March 9, 2004, reporting under Item 5, “Other Events and Required FD Disclosure”, a press release announcing that the Company had been informed by two of its largest customers in Canada of their intention to suspend the use of the gasoline additive Methylcyclopentadienyl Manganese Tricarbonyl (MMT) pending the results of the Government of Canada-sponsored independent third-party review of MMT.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHYL CORPORATION
(Registrant)

Date: May 4, 2004	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: May 4, 2004	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.