Form 10-Q/A
period 2003-06-30
ETHYL CORP
filed 2004-05-12
CIK 33656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

- OR -

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

(804) 788-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☒    No  ☐

Number of shares of common stock, $1 par value, outstanding as of July 31, 2003: 16,750,009

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Ethyl Corporation for the quarterly period ended June 30, 2003, is being filed to provide an explanatory note to the MMT Supply Agreement, dated as of February 28, 1994 (the “Agreement”), included as Exhibit 10.1 to the Form 10-Q, that indicates that certain portions of the Agreement have been intentionally omitted, subject to a confidential treatment request, and that a complete version of the Agreement has been filed separately with the Securities and Exchange Commission.

There are no other changes to the originally filed Form 10-Q. All information in this Amendment No. 1 is as of June 30, 2003, and does not reflect any subsequent information or events other than the change referred to above.

PART II – Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1	MMT Supply Agreement, dated as of February 28, 1994.

	Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

	Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHYL CORPORATION (Registrant)

Date: May 12, 2004	By:	/s/ David A. Fiorenza

David A. Fiorenza
Vice President and Treasurer (Principal Financial Officer)

Date: May 12, 2004	By:	/s/ Wayne C. Drinkwater

Wayne C. Drinkwater
Controller (Principal Accounting Officer)

3

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

4